Form 10KSB
period 1999-06-30
FREEDOM SURF INC
filed 2000-04-13
CIK 1102301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark  One)

     [  X  ]  Annual report under Section 13 or 15(d) of the Securities Exchange
              Act of 1934

                     For the fiscal year ended June 30, 1999

     [     ]  Transition report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from _________ to _________

                          Commission File No. 000-28749

                                  FREEDOM SURF, INC.
                            (A Development Stage Company)
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                          Applied For
  (State or Other Jurisdiction of                           (IRS Employer
  Incorporation or Organization)                        Identification Number)

           PO Box 231
       Huntington Beach, CA                                      92648
(Address of Principal Executive Offices)                       (Zip Code)

                                 (714) 969-0123
                           (Issuer's Telephone Number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    ----        ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $

     State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

     Transitional Small Business Disclosure Format (check one):

Yes         No   X
    ----       ----

                                TABLE OF CONTENTS


                                     PART I

Item 1          Description of Business.

Item 2          Description of Property.

Item 3          Legal Proceedings.

Item 4          Submission of Matters to a Vote of Security Holders.

                                    PART II

Item 5          Market for Common Equity and Related Stockholder Matters.

Item 6          Management's Discussion and Analysis.

Item 7          Financial Statements.

Item 8 Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                                   PART III

Item 9          Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act.

Item 10         Executive Compensation.

Item 11         Security Ownership of Certain Beneficial Owners and Management.

Item 12         Certain Relationships and Related Transactions.

Item 13         Exhibits and Reports on Form 8-K.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

General

The Company was organized August 2, 1997(Date of Inception) under the laws of the State of Delaware, as Interstate Capital Corporation The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. On or about November 17, 1999, the Company caused a Nevada corporation to be incorporated under the name of Freedom Surf, Inc., authorized to issued 20,000,000 shares of $.001 par value common stock, and 5,000,000 shares of $.001 par value preferred stock and merged with that Corporation, for the purpose of changing its domicile to Nevada, in accordance with Articles of Merger adopted on or about November 17, 1999, 1998.

On April 5, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended. The Company sold 5,000,000 shares of Common Stock at a price of $.001 per share for a total amount raised of $5,000.00.

On or about December 10, 1999, the Company purchased certain assets valued at $5,180,000.00 issuing 969,000 common shares of its $.001 par value stock and assuming a long term liability in the amount of $335,000.00

Freedom Surf, Inc. ("FSI" or the "Company"), a Nevada corporation, was formed to enter into the surf apparel and accessory products market, and consolidate and manage an integrated network of companies in the surfing industry. The Company will also manufacture and market surf suits and surf accessory products.

At the present time the Company has one major product brand, "Freedom Wetsuits". The Company also has secured exclusive marketing rights to a line of product based on "Stitchfree" technology. The Company will incorporate this technology into its "Freedom Wetsuits".

One new product is the Company's "Stitch Free" style wetsuit based on a patent pending technology known as "Stitchfree" manufacturing. This process replaces the standard manufacturing process with the "new" process. The Company purchased exclusive marketing rights to the "Stitchfree" manufacturing process.

Risk Factors

1. Conflicts of Interest. Certain conflicts of interest exist between the Company and its officers and director. They have other business interests to which they devotes attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with their fiduciary duties to the Company.

2. Possible Need for Additional Financing. The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, the Company may not have enough capital to exploit the opportunity. The ultimate success of the Company may depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

3. Regulation of Penny Stocks. The Company's securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-7 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of owners of Shares to sell the securities of the Company in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

4. No Operating History. The Company was formed in August of 1997 for implementing a legal business opportunity. The Company has no operating history, revenues from operations, or assets. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

5. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

6. Impracticability of Exhaustive Investigation. The Company's limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before the Company commits its capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if the Company had more funds available to it, would be desirable. The Company will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking the Company's participation. A significant portion of the Company's available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

7. Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within its target industry and therefore increase the risks associated with the Company's operations.

8. Other Regulation. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

9. Dependence upon Management; Limited Participation of Management. The Company currently has several key individuals who are serving as its officers and directors. The Company will be heavily dependent upon their skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of the officers and directors to devote full time attention to the business of the Company results in a delay in progress toward implementing its business plan. Because investors will not be able to evaluate the merits of possible business opportunities by the Company, they should critically assess the information concerning the Company's officers and directors.

10. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance that they will continue to manage the Company in the future.

11. Indemnification of Officers and Directors. The Company's Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company which it will be unable to recoup.

12. Director's Liability Limited. The Company's Articles of Incorporation exclude personal liability of its directors to the Company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the Company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

13. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's President without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event the President of the Company considers it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if they are able to provide the required services.

14. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the Company may be leveraged, i.e., the Company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the Company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

15. Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company.

16. No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

17. Loss of Control by Present Management and Stockholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but un-issued Common Stock that would, upon issuance, represent the great majority of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the Company by its current shareholders. In addition, the Company's President could sell his control block of stock at a premium price to the acquired company's stockholders.

18. No Public Market Exists. There is no public market for the Company's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

19. Blue Sky Considerations. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.


Item 2. Description of Property.

The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.
It does currently maintain a post office box in Huntington Beach, California where it receives mail and pays a monthly box rental for the use of this box.


Item 3. Legal Proceedings.

On September 1, 1999, Raece Richardson and Martin Gilchrist, officers of Freedom Surf, Inc. agreed to a preliminary injunction in the matter of Pacific Simpson, Inc. and Expanded Seam Technologies v. Martin Gilchrist, et al., Superior Court, State of California, County of Orange, Case No. 813160, which enjoined Icon Trading, and Martin Gilchrist among others from utilizing or revealing to any third party what was known as EST technology and from contacting any vendors or suppliers or representatives relating to EST technology or claiming any interest in the EST technology. EST technology is not used in any Freedom Surf product and it is not anticipated that it will ever be used in any Freedom Surf product and for that reason, the defendants in the above referenced action agreed to allow the injunction to issue.

Because the injunction is still in force, it is not possible here to discuss what EST technology is or how it is used. Suffice it to say, that it is not necessary nor is it a requirement of any product which Freedom Surf intends to manufacture or distribute.

Additionally, the Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations.


Item 4. Submission of Matters to Vote of Security Holders.

No matters have been submitted to a vote of security holders as of the date of this 10-KSB.


PART II


Item 5. Market Price and Dividends on the Registrant's Common Equity and Other Shareholder Matters

No public trading market exists for the Company's securities. No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Description of Securities

The aggregate number of shares which the Corporation shall have authority to issue shall consist of 20,000,000 shares of Common Stock having a $.001 par value, and 5,000,000 shares of Preferred Stock having a $.001 par value. The Common Stock and/or Preferred Stock of the Company may be issued from time to time without prior approval by the stockholders. The Common Stock and/or Preferred Stock may be issued for such consideration as may be fixed from time to time by the Board of Directors. The Board of Directors may issue such shares of Common and/or Preferred Stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution of resolutions.

Indemnification of Directors and Officers

The Articles of Incorporation and the Bylaws of the Company, filed as Exhibits and , respectively, provide that the Company will indemnify its officers and directors for costs and expenses incurred in connection with the defense of actions, suits, or proceedings where the officer or director acted in good faith and in a manner he reasonably believed to be in the Company's best interest and is a party by reason of his status as an officer or director, absent a finding of negligence or misconduct in the performance of duty.

Market for Common Equity and Related Stockholder Matters.

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                           Number of
                                           Shares Owned
Name and Address                           Beneficially
----------------                           ------------
Kelland Financial                          250,000
Pacific Standard Financial Group           960,000


Item 6. Management's Discussion and Analysis or Plan of Operation.

Freedom Surf, Inc. ("FSI" or the "Company"), a Nevada corporation, was formed to enter into the surf apparel and accessory products market, and consolidate and manage an integrated network of companies in the surfing industry. The Company will also manufacture and market surf suits and surf accessory products.

Surf apparel and suits are part of the recreational apparel business. This industry is estimated to be a 2.15 Billion-dollar industry, with consistent, dramatic increases over the past three years (Exhibit 1). Surfing wetsuits is a $70 million-dollar segment of the industry in the USA. Worldwide, it is estimated that 2.1 million people actively surfed (at least four times a year) in 1998. Female participation has grown to 22% in 1998. This does not include body-boarding, which has an estimated 3 million enthusiasts. Industry reports document that a majority of surfers and body-boarders buy new wetsuits every two years.

There are approximately 750 "core" surf shops and 4,500 surf related specialty stores in the US. California claims the most with 40% of all shops, followed closely by Florida with 18% and the Southern Atlantic states with 10%. California is home to an estimated 45% of the nation's surfers, followed by Hawaii with 20%, Florida with 20% and the rest of the country with 15%.

Surfing is also associated with skateboarding, wakeboarding, inline skating and other sports characterized as "extreme sports. Extreme sports are becoming increasingly accepted as mainstream sporting activities, aided by national television coverage and sponsorship of events and athletes.

FSI targets teen/young-adults from the ages of 12-29. This young adult market is composed of an estimated 45 million people and is expected to grow by an additional 9 million persons by 2010. In 1998, this group wielded more than $100 billion dollars in purchasing power. This same group is leading the rush to the Internet where Freedom Surf, Inc. will be offering products via its fully interactive web site.

At the present time the Company has one major product brand, "Freedom Wetsuits". The Company also has secured exclusive marketing rights to a line of product based on "Stitchfree" technology. The Company will incorporate this technology into its "Freedom Wetsuits".

One new product is the Company's "Stitch Free" style wetsuit based on a patent pending technology known as "Stitchfree" manufacturing. This process replaces the standard manufacturing process with the "new" process. The Company purchased exclusive marketing rights to the "Stitchfree" manufacturing process.

The Company's current products will be sold in over 400 retail outlets through major marketing representatives. The Company's goal is to develop a distribution channel to market its product line as well as future products throughout over 1600 retail outlets in the United States.

FSI utilizes top surfers to market its products. Freedom has the opportunity to have the following surfers under marketing agreements: Chris Ward, Tim Curran, and Brad Gerlach

FSI's strategy is to capitalize on its relationships with these athletes in all areas of its marketing campaign. This will include print advertising, free press, competition sponsorships, Internet sales, clinics and trade shows.

Due to the market initial response to its product line announcements, the Company is seeking to expand its manufacturing and distribution as well as form relationships with selected companies in the surf industry that will enhance the companies market position.

Due to response to its promotional efforts related to its new "Stitchfree" products, the Company is seeking capital to expand manufacturing and continue and expand marketing for its Freedom Wetsuit line.

The plans for '2000' include the expansion into an additional 1200 retailers. FSI will also continue to develop its international distribution channel. FSI utilizes manufacturing and fulfillment facilities located in Oceanside, California. Most manufacturing is done offshore with strategic, technology related steps being done at the Company's facility. FSI has an array of wetsuit manufacturing equipment and skilled manufacturing, marketing, financial and sales personnel.

Management Team

FSI management team is made up of four key individuals, two of whom are ex-Presidents of RipCurl, Inc., a $180 million dollar surf products company. These two individuals have a combined experience of over 35 years in the surf industry. Through established relations with most major surf retailers, Freedom Surf, Inc. is positioned to take a leading position in wetsuit surf industry.

Manufacturing

Wetsuit and accessory products are designed using CAD software and integrated into the manufacturing process via integrated production planning and control software system. Labor-intensive processes are sub-contracted to stable, offshore suppliers. Only final stages of assembly are performed in house. The in house portion of manufacturing is a strategic decision to maintain proprietary processes information in house.

Opportunities

Freedom Surf, Inc. has the opportunity to expand into clothing, watches, sunglasses and other sport related accessories that experience "cross-over" sales success in other sporting markets such as skiing, diving, snowboarding, wakeboarding, skating and more.

Freedom Surf, Inc. has also developed a number of proprietary products that are opportunities for private label manufacturing for other major surf brands (such as surf gloves and booties). It is Freedom Surf, Inc. intent to manufacture other products under license and on behalf of other surf companies.

In addition Freedom Surf, Inc. will continue to be on the seek relationships that offer strategic advantages to its core business.

Competition

Major competitors include RipCurl, O'Neill, Quicksilver, Hurley and other major surf lifestyle groups. A major disadvantage of most of the competition is the market perception that these brands are outdated. The youth market is very sensitive to new and exciting products. Freedom Surf, Inc.'s new technology and high tech approach to the core surf market has enhances its position the 13-29 year old marketplace.

Marketing Strategy

Freedom Surf, Inc. 's major marketing strategy has been and will continue to be securing and employing the endorsement of world-class surfers including the major surf publications.

Freedom Surf, Inc. through its association with strategic business relationships is about to have the following surfers under : Chris Ward, Tim Curran, and Brad Gerlach.

Freedom Surf, Inc.'s strategy is to promote its products through its relationships with these athletes throughout its marketing campaign. This includes print advertising, free press, competition sponsorships, Internet sales, clinics and trade shows.

Retail Sales Strategy

Freedom Surf, Inc. has relationships through marketing representatives with major retail stores to sell its products through 150 of the top surf shops across the US. Management has elected to offer "exclusives" to certain area shops due to their local reputations and willingness to commit to annual orders. As the company continues to grow, it is anticipated that many non-cyclical products such as clothing, watches and non surf-exclusive lines will be accepted by more mainstream.

Internet Sales

Web surfers need a reason to return to a site again and again. Freedom Surf, Inc. has contracted with high quality graphic design and HTML programmers to develop an interactive site with features above and beyond any competitor's site.

Electronic Commerce Industry

Three years ago, industry analysts only hinted at the vast growth that commerce on the Internet would experience. One of the largest sectors of Internet access growth is in the home - consumers are just now beginning to tap into the vast worldwide markets that are relatively inaccessible by any other means.

Internet commerce involves the sales of products and services to consumers or businesses over the Internet. The categories in this Internet commerce layer include:

E-tailers (e.g., Amazon.com, eToys.com)

Manufacturers selling online (e.g., Cisco, Dell, IBM)

Fee/Subscription-based companies (e.g., thestreet.com, WSJ.com)

Airlines selling online tickets

Online entertainment and professional services

It is important to note that many companies are players at multiple layers. For instance, Microsoft and IBM are important players at the Internet infrastructure, applications, and Internet commerce layers, while AOL (before the acquisition of Netscape) is a key player in the infrastructure, intermediary and commerce layers. Similarly Cisco and Dell are key players at the infrastructure and commerce layers [Internet Indicators].

Companies that embrace the Internet as a commerce channel experience far greater amounts of growth than like companies which do not utilize e-commerce technologies. In particular, the mating of e-commerce channels in the consumer sales market is particularly promising.

Small businesses that use the Internet have grown 46% faster than those that do not (American City Business Journals).

Forty-four percent of U.S. companies are selling online. An additional 36% affirm that they will do so by the end of 1999.

Internet advertisement revenues topped $1.92 billion in 1998, resulting in a 100% growth factor from the previous year.

The Small and Home Office (SOHO) Industry expended over $51 billion online purchasing technology goods.

Countries outside of the United States have traditionally fallen behind the nation that built the Internet, but Internet access outside the United States is expanding on a dramatic basis. To this point, there were more Internet users in the United States than in all other countries combined. By the end of 1999, this characteristic is projected to change, as the growth of Internet access within the U.S. lessens, while other countries' access growth is project to increase substantially. Again, the largest sector of this Internet access growth is in the home, exposing people around the globe to the power and simplicity of e-commerce.

Positioning

To be successful over the long term, Freedom Surf, Inc. has taken the "best product" approach to marketing and product development. Satisfaction of its customer's quality needs will require the company to maintain a "leading edge" in product design and technology as well as in its ability to get educate its customer base.

Pricing

Reduced manufacturing costs and a strong demand by the youth market for the latest technology allows Freedom to demand a higher price than the competition. Pricing will remain high while Freedom maintains it's unique technology position and strong consumer demand. Freedom has capacity to move quickly and maintain profitability.

Advertising and Promotion

Freedom has secured permanent inside back cover location in SURFER magazine, the leading surf publication in the world. This is based on the reputation of the founders of Freedom Surf and their relationships to strategic business relationships. Magazine advertising combined with top surfer endorsements comprises most of Freedoms advertising budget.

Freedom also participates in key regional trade shows such as the Action Sports Retail show in San Diego where new products are released and key alliances are made. An effort is made to attend most of the major surf competitions and distribute stickers and T-shirts to the attendees.

Item 7. Financial Statements.

The audited financial statements of the Company and related notes which are included in this offering have been examined by John Spurgeon, CPA, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.

The following documents are filed as part of this report:

a) Freedom Surf, Inc.

                               Freedom Surf, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                December 31, 1999



                        TABLE OF CONTENTS

                                                           PAGE
INDEPENDENT AUDITORS' REPORT                               F-1

BALANCE SHEET - ASSETS                                     F-2

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY       F-3

STATEMENT OF OPERATIONS                                    F-4

STATEMENT OF STOCKHOLDERS' EQUITY                          F-5

STATEMENT OF CASH FLOWS                                    F-6

NOTES TO FINANCIAL STATEMENTS                              F-7

John Spurgeon, CPA
PO Box 1171
Glendora, CA 91740

INDEPENDENT AUDITORS' REPORT

Board of Directors                        December 31, 1999
Freedom Surf, Inc. (The Company)
PO Box 231
Huntington Beach, CA 92648

     I have audited the Balance Sheet of Freedom Surf, Inc. (A Development Stage Company) formerly known as Interstate Capital Corporation as of December 15, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period August 2, 1997 (Date of Inception) to December 15, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Surf, Inc., (A Development Stage Company), as of December 15, 1999, and the results of its operations and cash flows for the period August 2, 1997 (Date of Inception) to December 15, 1999, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not generated significant revenues from planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty..

/s/ John Spurgeon
-------------------------
John Spurgeon, CPA

                               Freedom Surf, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                      AS AT
                                December 31, 1999


                                     ASSETS


CURRENT ASSETS
Cash                                                                      0.00
                                                                  -------------
Total Current Assets                                                      0.00

PROPERTY AND EQUIPMENT
Property and Equipment(net of depreciation                        5,180,000.00
                                                                  -------------
Total Property and Equipment                                              0.00

OTHER ASSETS
Other Assets                                                              0.00
                                                                  -------------
Total Other Assets                                                        0.00
                                                                  -------------
TOTAL ASSETS                                                      5,180,000.00
                                                                  =============



                 See accompanying notes to financial statements
                                       F-2

                               Freedom Surf, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                      AS AT
                                December 31, 1999

                              LIABILITIES & EQUITY


CURRENT LIABILITIES
Accounts Payable                                                       1,490.00
                                                                  --------------
Total Current Liabilities                                              1,490.00

OTHER LIABILITIES
Noncurrent Liabilities                                               335,000.00
                                                                  --------------
Total Other Liabilities                                              335,000.00

                                                                  --------------
Total Liabilities                                                    336,490.00

   EQUITY
Common Stock, $0.001 par value, authorized 20,000,000
shares; issued and outstanding at 12/15/1999,
5,969,000 common shares                                                5,969.00
Additional Paid in Capital                                         4,844,031.00
Donated Capital                                                            0.00
Retained Earnings (Deficit accumulated during development stage)      (6,490.00)
                                                                  --------------
Total Stockholders' Equity                                         4,843,510.00
                                                                  --------------
   TOTAL LIABILITIES & OWNER'S EQUITY                             $5,180,000.00
                                                                  ==============


                 See accompanying notes to financial statements

                               Freedom Surf, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   FOR PERIOD
           November 17, 1999 (Date of Inception) to December 31, 1999


    REVENUE
Services                                                                  0.00

   COSTS AND EXPENSES
Selling, General and Administrative                                   6,490.00
                                                                  -------------
     Total Costs and Expenses                                         6,490.00
                                                                  -------------
     Net Ordinary Income or (Loss)                                   (6,490.00)
                                                                  =============

Weighted average number of common
   shares outstanding                                                5,107,667

Net Loss Per Share                                                      (0.001)


                 See accompanying notes to financial statements
                                       F-4


                                    Freedom Surf, Inc.
                               (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR PERIOD
                November 17, 1999 (Date of Inception) to December 31, 1999


                                                                                  Deficit
                                                                              accumulated
                           Common                  Additional                      during           Total
                            Stock                     paid-in       Donated   development   Stockholder's
                           Shares        Amount       capital       Capital         stage          Equity
                     ------------  ------------  ------------  ------------  ------------  --------------


April 5, 1999          5,000,000      5,000.00           0.00         0.00                      5,000.00
Issued for cash

December 10, 1999        969,000        969.29      4,844,031                               4,845,000.00
Issued as part of
purchase agreement

Net loss                                                                        (6,490.00)     (6,490.00)
(inception) to
December 15, 1999
                     ------------  ------------ -------------- ------------  ------------- --------------
Balances as at
December 15, 1999        969,000   $    969.00  $4,844,031.00  $     50.00     ($6,490.00) $4,843,510.00
                     ============  ============ ============== ============  ============= ==============


                 See accompanying notes to financial statements

                               Freedom Surf, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   FOR PERIOD
           November 17, 1999 (Date of Inception) to December 31, 1999



CASH FLOWS FROM OPERATING ACTIVITIES
 Net (loss) from operations                                        ($6,490.00)
   Adjustments to reconciled net income
   to net cash provided
 Depreciation Expense                                                    0.00
 Increase in accounts payable                                        1,490.00
                                                                 -------------
      Net cash flow provided by operating activities                (5,000.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Investing Activities                                                     0.00
                                                                 -------------
      Net cash used by investing activities                              0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                            5,000.00
                                                                 -------------
      Net cash provided by financing activities                      5,000.00


      Net increase (decrease) in cash                                    0.00
      Balances as at end of period                                       0.00


                 See accompanying notes to financial statements
                                       F-6

                               Freedom Surf, Inc.
                           (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized August , 2, 1997(Date of Inception) under the laws of the State of Delaware, as Interstate Capital Corporation (The Company) has no operations and in accordance with SFAS #7, the Company is considered a development stage company. On or about November 15, 1999, the Company caused a Nevada corporation to be incorporated under the name of Freedom Surf, Inc., authorized to issued 20,000,000 shares of $.001 par value common stock, and 5,000,000 shares of $.001 par value preferred stock and merged with that Corporation, for the purpose of changing its domicile to Nevada, in accordance with Articles of Merger adopted on or about November 15, 1999, 1998.

On April 5, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended. The Company sold 5,000,000 shares of Common Stock at a price of $..001 per share for a total amount raised of $5,000.00.

On or about December 10, 1999, the Company purchased certain assets valued at $5,180,000.00 issuing 969,000 common shares of its $.001 par value stock and assuming a long term liability in the amount of $335,000.00

There have been no other issuances of equity or Common Stock.

The Statement of Stockholder's equity and Notes to Financial Statements reflects changes in par value and common stock splits retroactively.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1.  The Company uses the accrual method of accounting.

2.  The cost of organization was expensed when incurred.

3. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

5. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation. The amount of depreciation recorded during this period was $0.00.

                               Freedom Surf, Inc.
                           (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES - CONTINUED

6. The Company experienced losses for its first operating period August 2, 1997 (Date of inception) to December 15, 1999. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

7.  The Company has adopted December 31 as its fiscal year end.

8.  The Company records its inventory at cost.

9. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

10. The Company's Statement of Cash Flows is reported utilizing cash(currency on hand and demand deposits) and cash equivalents( short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated significant revenues from its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTION

Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                               Freedom Surf, Inc.
                           (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - YEAR 2000 ISSUE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

NOTE 7 - LONG TERM COMMITMENTS

The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The directors and executive officers currently serving the Company are as follows:

Name                     Age              Positions Held and Tenure
------                  -----             -------------------------

Raece Richardson          36              President and Director since
                                          August, 1997

David McKenzie            40              Vice President/Secretary

Martin Gilcrest           42              Chief Operating Officer


The directors named above will serve until the first annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of the Company will devote time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Biographical Information

Raece Richardson, President/CEO

Raece Richardson's professional experience is extensive and ideally suited to the management of Freedom Surf. He was President of RipCurl and has an extensive background in the retail surf industry. He has developed and operated many successful businesses associated with the surf industry, including Icon Trading, a company specializing in the strategic acquisition of businesses in the surf, skate and snow apparel/accessory industries. The primary advantage Raece brings to Freedom is a track record of success and respect within the surf industry.

David McKenzie, Vice President/Secretary

Having held many senior managerial positions in multinational firms, David McKenzie brings extensive international business experience and contacts to Freedom. David was general manager for a communications-engineering firm with manufacturing plants in Sri Lanka and Costa Rica. He was the Business Development Manager for a $120 million membrane technology company located in Sydney, Australia, where he resided for 5 years. He participated in the evaluation of companies for merger or acquisition. He has personally established and managed distributors in over 42 countries. David is fluent in Spanish and English.

Marty Gilchrist, COO

In the 20 years prior to joining Freedom, Marty held numerous important positions, including that of President, at RipCurl, a $180 million surf company. Marty's experience is broad and varied. He is an exceptional wetsuit designer and has set up and operated a turnkey manufacturing plant in Mexico for RipCurl, a plant that still operates today. Marty is on a first name basis with virtually all of the top management in the surf retail industry, including the top 250 surf shops in North America. His surfing pals include the Curran family and other top 20 surfers of note where he regularly tests his new products. Marty, and others within Freedom, have strong computer skills and make extensive use of manufacturing software, which helps in maintaining high quality and maintains cost and quality controls, efficiently.

Louise Friedman, CFO/Treasurer

Louise has extensive accounting experience related to manufacturing and job costing. She has strong computer and software skills having utilized software such as Mass 90, Peachtree and custom MRP modular software systems. She has been through the arduous task of SEC and governmental audits associated with contractual compliance on governmental contracting or regulatory issues. Louise has invaluable small business "turn-around" experience and holds the important position within Freedom of establishing and maintaining the financial controls so necessary to attain success.

Director's and Officer's Liability

A director or officer of the Corporation shall not be personally liable to this Corporation or its stockholders for damages for breach of fiduciary duty as a director or officer, but this Article shall not eliminate or limit the liability of a director or officer for (i) acts or omissions which involve international misconduct, fraud or a knowing violation of the law or (ii) the unlawful payment of dividends. Any repeal or modification of the Article by stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director or officer of the Corporation for acts of omissions prior to such repeal of modification.

Indemnity

Every person who was or is a party to, or is threatened to be made a party to, or is involved in any such action, suit or proceeding, whether civil, criminal, administrative or investigative, by the reason of the fact that he or she or a person with whom he or she is a legal representative, is or was a director of the Corporation, or who is serving at the request of the Corporation as a director or officer of another corporation, or is a representative in a partnership, joint venture, trust or other enterprise, shall be indemnified and held harmless to the fullest extent legally permissible under the laws of the State of Nevada from time to time against all expenses, liability and loss (including attorney's fees, judgments, fines, and amounts paid or to be paid in a settlement) reasonably incurred or suffered by him or her in connection therewith. Such right of indemnification shall be a contract right and which may be enforced in any manner desired by such person. The expenses of officers and directors incurred in defending a civil suit or proceeding must be paid by the Corporation as incurred and in advance of the final disposition of the action, suit, or proceeding, under receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he or she is not entitled to be indemnified by the Corporation. Such right of indemnification shall not be exclusive of any other right of such directors, officers or representatives may have or hereafter acquire, and without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under any bylaw, agreement, vote of stockholders, provision of law, or otherwise, as well as their rights under this article.

Item 10.  Remuneration of Directors and Executive Officers

                         Annual
Name:                    Comp.
-----                   -------
Raece Richardson, CEO   $50,000
David McKensie, VP      $50,000
Martin Gilcrist, VP     $100,000


Item 11. Security Ownership of Certain Beneficial Owners & Management of Management.

Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                               FREEDOM SURF, ING.
                          (A Development Stage Company)
                                   Registrant

Dated:  April 14, 2000

/s/ Raece Richardson
--------------------
Raece Richardson
Chief Executive Officer, Director



Dated:  April 14, 2000

/s/ David McKenzie
------------------
David McKenzie
Vice President, Director



Dated:  April 14, 2000

/s/ Marty Gilchrist
-------------------
Marty Gilchrist
Chief Operating Officer, Director



Dated:  April 14, 2000

/s/ Louise Friedman
-------------------
Louise Friedman
Chief Financial Officer