Form 10KSB/A
period 1999-12-31
FREEDOM SURF INC
filed 2000-04-13
CIK 1102301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                     No. 1

     (Mark  One)

     [  X  ]  Annual report under Section 13 or 15(d) of the Securities Exchange
              Act of 1934

                     For the fiscal year ended December 31, 1999

     [     ]  Transition report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from _________ to _________

                          Commission File No. 000-28749

                                  FREEDOM SURF, INC.
                            (A Development Stage Company)
                 (Name of Small Business Issuer in Its Charter)

             Nevada                                          88-0446457
  (State or Other Jurisdiction of                           (IRS Employer
  Incorporation or Organization)                        Identification Number)

           PO Box 231
       Huntington Beach, CA                                      92648
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