Form 10KSB/A
period 1999-12-31
FREEDOM SURF INC
filed 2000-04-20
CIK 1102301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

STATEMENT OF STOCKHOLDERS' EQUITY                          F-5

STATEMENT OF CASH FLOWS                                    F-6

NOTES TO FINANCIAL STATEMENTS                              F-7

John Spurgeon, CPA
PO Box 1171
Glendora, CA 91740

INDEPENDENT AUDITORS' REPORT

Board of Directors
Freedom Surf, Inc. (The Company)
PO Box 231
Huntington Beach, CA 92648

     I have audited the Balance Sheet of Freedom Surf, Inc. (A Development Stage Company) formerly known as Interstate Capital Corporation as of December 31, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period August 2, 1997 (Date of Inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Surf, Inc., (A Development Stage Company), as of December 31, 1999, and the results of its operations and cash flows for the period August 2, 1997 (Date of Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

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
shares; issued and outstanding at 12/31/1999,
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
                                                                  ==============


                 See accompanying notes to financial statements
                                       F-3

                               Freedom Surf, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   FOR PERIOD
              August 2, 1997 (Date of Inception) to December 31, 1999


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


                 See accompanying notes to financial statements
                                       F-4

                                    Freedom Surf, Inc.
                               (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        FOR PERIOD
                  August 2, 1997 (Date of Inception) to December 31, 1999


                                                                                  Deficit
                                                                              accumulated
                           Common                  Additional                      during           Total
                            Stock                     paid-in       Donated   development   Stockholder's
                           Shares        Amount       capital       Capital         stage          Equity
                     ------------  ------------  ------------  ------------  ------------  --------------

April 5, 1999          5,000,000      5,000.00           0.00         0.00                      5,000.00
Issued for cash

December 10, 1999        969,000        969.29      4,844,031                               4,845,000.00
Issued as part of
purchase agreement

Net loss                                                                        (6,490.00)     (6,490.00)
(inception) to
December 15, 1999
                     ------------  ------------ -------------- ------------  ------------- --------------
Balances as at
December 15, 1999    $ 5,969,000   $   5,969.00  $  4,844,031  $     0.00      ($6,490.00) $ 4,843,510.00
                     ============  ============ ============== ============  ============= ==============


                 See accompanying notes to financial statements
                                       F-5

                               Freedom Surf, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   FOR PERIOD
              August 2, 1997 (Date of Inception) to December 31, 1999



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

9. The Company's Statement of Cash Flows is reported utilizing cash(currency on hand and demand deposits) and cash equivalents( short-term, highly liquid investments). The Company's Statement of Cash Flows is reported utilizing the indirect method of reporting cash flows.

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

NOTE 8 -  CHANGE IN AUDITORS

James Slayton, C.P.A. has resigned as the company auditors, which resignation was accepted by the Company on March 15, 2000 effective from December 31, 1999. The reason for the resignation was the press of other business which made it impossible for Mr. Slayton to continue as the company auditor. No dispute existed or exists between the Company and the Auditors. There were no disagreements between the company and its former auditors when the auditor resigned.

John Spurgeon, CPA, JD whose address is PO Box 1171, Glendora, CA 91740, telephone number (626) 914-9449 has agreed to replace James Slayton as suditor.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

James Slayton, C.P.A. has resigned as the company auditors, which resignation was accepted by the Company on March 15, 2000 effective from December 31, 1999. The reason for the resignation was the press of other business which made it impossible for Mr. Slayton to continue as the company auditor. No dispute existed or exists between the Company and the Auditors.

John Spurgeon, CPA, JD whose address is PO Box 1171, Glendora, CA 91740, telephone number (626) 914-9449 has agreed to replace James Slayton as suditor.

There are no disagreements between the company and its auditors, either the prior auditor or the present one.


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

Dated:  April 20, 2000

/s/ Raece Richardson
--------------------
Raece Richardson
Chief Executive Officer, Director



Dated:  April 20, 2000

/s/ David McKenzie
------------------
David McKenzie
Vice President, Director



Dated:  April 20, 2000

/s/ Marty Gilchrist
-------------------
Marty Gilchrist
Chief Operating Officer, Director



Dated:  April 20, 2000

/s/ Louise Friedman
-------------------
Louise Friedman
Chief Financial Officer