Form 10QSB
period 2000-03-31
FREEDOM SURF INC
filed 2000-05-15
CIK 1102301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    (Mark  One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from         to
                                  ---------  ---------

                          Commission File No. 000-28749

                               FREEDOM SURF, INC.

                 (Name of Small Business Issuer in Its Charter)

             Nevada                                         88-0446457
  (State or Other Jurisdiction of                           (IRS Employer
  Incorporation or Organization)                        Identification Number)

           207 W. 138th St.
           Los Angeles, CA                                       90061
(Address of Principal Executive Offices)                       (Zip Code)

                                 (310) 352-3300
                           (Issuer's Telephone Number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common Stock, par value $0.001
                                (Title of Class)

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2000: Common stock 7,219,000 shares Preferred Stock 0 shares

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

                                TABLE OF CONTENTS

PART 1-  FINANCIAL INFORMATION
                                                                  PAGE
                                                                  ----
Item 1. Financial Statements.....................................  3/10

Item 2. Plan of Operation........................................  11

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................   12

Item 2. Changes in Securities....................................   13

Item 3. Defaults Upon Senior Securities..........................   13

Item 4. Submission of Matters to a Vote of Security Holders......   13

Item 5. Other Information........................................   13

Item 6. Exhibits and Reports on Form 8-K.........................   13

SIGNATURES.......................................................   14

                              FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2000



                        TABLE OF CONTENTS

                                                           PAGE

BALANCE SHEET - ASSETS                                      4

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY        5

STATEMENT OF OPERATIONS                                     6

STATEMENT OF STOCKHOLDERS' EQUITY                           7

STATEMENT OF CASH FLOWS                                     8

NOTES TO FINANCIAL STATEMENTS                               9

                               Freedom Surf, Inc.

                                  BALANCE SHEET
                                   (Unaudited)
                                      AS OF
                                 March 31, 2000

                                     ASSETS

CURRENT ASSETS                              March 31, 1999        March 31, 2000
                                              (Unaudited)          (Unaudited)
                                             -------------        -------------

Cash                                                 0.00             1,787.01
Accounts Receivable                                  0.00           377,166.68
                                             -------------        -------------
Total Cash Accounts                                  0.00           378,953.69
                                             -------------        -------------
Raw Material Inventory                               0.00           267,050.00
Work in Process                                      0.00           158,288.85
Finished Goods                                       0.00                 0.00
Salary Advances                                      0.00             1,500.00
Wage Garnishments                                    0.00              (979.00)
Prepaid Insurance                                    0.00             1,169.33
Prepaid Workmen's Compensation Insurance             0.00             1,301.16
Prepaid Franchise Taxes                              0.00             1,600.00
Security Deposits                                    0.00             6,000.00
                                             -------------        -------------
Total Current Assets                                 0.00           814,884.03

PROPERTY AND EQUIPMENT

Office Furnishings                                   0.00            71,579.73
Office Furniture Accumulated Depreciation            0.00           (30,370.00)
Office Equipment                                     0.00            58,989.83
Office Equipment Accumulated Depreciation            0.00           (56,316.00)
Machinery & Equipment                                0.00         5,481,597.29
Machinery & Equipment Accumulated Depreciation       0.00          (237,925.00)
Automobiles                                          0.00            55,732.47
Automobiles Accumulated Depreciation                                (18,260.00)
Machinery Lease                                                      (2,350.53)
                                             -------------        -------------
Total Property and Equipment                         0.00         5,322,677.79

OTHER ASSETS

Organizational Costs, net of amortization            0.00               465.00
Accrued Organizational Costs, net of
  amortization                                       0.00              (465.00)
                                             -------------        -------------
Total Other Assets                                   0.00                 0.00
                                             -------------        -------------
TOTAL ASSETS                                         0.00         6,137,561.82
                                             =============        =============

                 See accompanying notes to financial statements

                               Freedom Surf, Inc.

                                  BALANCE SHEET
                                      AS AT
                                 March 31, 2000

                              LIABILITIES & EQUITY


CURRENT LIABILITIES                        March 31, 1999         March 31, 2000
                                             (Unaudited)            (Unaudited)
                                           --------------         --------------

Accounts Payable                                    0.00              60,176.50
Sales Tax Collected                                                   10,204.77
Revolving Credit Line - South Bay Bank              0.00             493,000.00
                                           --------------         --------------
Total Current Liabilities                           0.00             563,381.27

OTHER LIABILITIES

Noncurrent Liabilities                              0.00             335,000.00

Rick Songer - Promissory Note                       0.00             222,943.11
                                           --------------         --------------
Total Other Liabilities                             0.00             557,942.11
                                           --------------         --------------
Total Liabilities                                   0.00           1,121,324.38

   EQUITY
Common Stock, $0.001 par value,
  authorized 20,000,000
  shares; issued and outstanding at
  3/31/2000
5,969,000 common shares                             0.00               5,969.00
Additional Paid in Capital                          0.00           4,844,031.00
Donated Capital                                     0.00                   0.00
Retained Earnings (Deficit accumulated
  during development stage)                         0.00             (33,287.20)
Provision for Income Tax                            0.00             115,744.87
Net Profit (Loss)                                   0.00             214,954.76
                                           --------------         --------------
Total Stockholders' Equity                          0.00           4,707,856.00
                                           --------------         --------------
   TOTAL LIABILITIES & OWNER'S EQUITY               0.00          $6,137,561.82
                                           ==============         ==============

                 See accompanying notes to financial statements


                               Freedom Surf, Inc.

                             STATEMENT OF OPERATIONS
                                    Unaudited

    REVENUE                          Three Months     Six Months       Nine Months
                                         Ended           Ended            Ended
                                     March 31, 2000  March 31, 2000   March 31, 2000
                                     --------------  --------------   --------------

Sales                                   475,508.82            0.00             0.00
                                     --------------  --------------   --------------
Total Sales                             475,508.82            0.00             0.00

Less: Cost of Goods Sold

Salaries & Wages                        265,521.61            0.00             0.00
FUTA Tax                                  1,999.83            0.00             0.00
EFIC Tax                                 20,789.64            0.00             0.00
SUI Tax                                   4,249.88            0.00             0.00
Raw Materials Purchases                (378,071.59)           0.00             0.00
Ad Specialty Purchases                    6,679.07            0.00             0.00
Machinery Lease Payments                 11,810.55            0.00             0.00
Beacon Machinery Lease                    6,490.00            0.00             0.00
Freight In                                  364.88            0.00             0.00
Sewing Supplies/Threat Backing            8,289.90            0.00             0.00
Sewing Supplies Caps                     64,588.99            0.00             0.00
Screen Printing/Embroidery                3,887.75            0.00             0.00
Liability Insurance                         460.00            0.00             0.00
Workmen's Compensation                    4,908.60            0.00             0.00
Electricity                              (1,553.79)           0.00             0.00
                                     --------------  --------------   --------------
Total Cost of Goods Sold                 20,685.42            0.00             0.00
                                     --------------  --------------   --------------
Gross Profit on Sales                   454,643.40            0.00             0.00

SALES & MARKETING EXPENSES

Commissions                               1,153.20            0.00             0.00
Meals & Entertainment                       302.15            0.00             0.00
Travel                                      482.84            0.00             0.00
Equipment Maintenance                     8,351.83            0.00             0.00
                                     --------------  --------------   --------------
Total Sales & Marketing Expenses         10,290.02            0.00             0.00

GENERAL & ADMINISTRATIVE EXPENSES

Officer Salaries                         27,500.00            0.00             0.00
Dues & Subscriptions                         40.00            0.00             0.00
Auto Expense                              1,621.72            0.00             0.00
Auto License Fees                            91.00            0.00             0.00
Office Expenses                           2,898.34            0.00             0.00
Credit Card Fees                            624.70            0.00             0.00
Freight                                   1,185.02            0.00             0.00
Taxable Freight                            (647.85)           0.00             0.00
Employee Medical Insurance                2,515.10            0.00             0.00
Automobile Insurance                          0.00            0.00             0.00
Professional Fees                           941.10        6,490.00             0.00
Rent                                     23,876.12            0.00             0.00
Building Maintenance                     18,109.85            0.00             0.00
Electricity                               5,031.90            0.00             0.00
Utilities                                   777.92            0.00             0.00
Bank Service Charges                      7,023.94            0.00             0.00
Telephone                                 1,860.79            0.00             0.00
Car Telephone                             1,042.92            0.00             0.00
                                     --------------  --------------   --------------
Total General & Administrative
  Expenses                               95,695.36        6,490.00             0.00

TOTAL EXPENSES                          105,985.38            0.00             0.00

OTHER INCOME & EXPENSES

Interest Expense - Bank                  (9,516.28)           0.00             0.00
Interest Expense - Other                 (8,442.11)           0.00             0.00
                                     --------------  --------------   --------------
Total Other Income & Expenses           (17,958.39)       6,490.00             0.00

Pre Tax Profit (Loss)                   330,699.63            0.00             0.00

Less: Provision for Income Tax         (115,744.87)           0.00             0.00
                                     --------------  --------------   --------------

NET PROFIT (LOSS)                       214,954.76       (6,490.00)            0.00

Weighted average number of common
   shares outstanding                    5,107,667       5,107,667

Net Profit (Loss) Per Share                    .04          (0.001)

                 See accompanying notes to financial statements

                               Freedom Surf, Inc.

                             STATEMENT OF CASH FLOWS
                                    Unaudited


                                                  Three Months     Six Months
                                                     Ended            Ended
                                                 March 31, 2000   March 31, 2000
                                                 --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Profit (loss) from operations                  214,954.76       ($6,490.00)
   Adjustments to reconciled net income
   to net cash provided
Depreciation Expense                                      0.00             0.00
Increase in accounts payable                        551,944.18         1,490.00
                                                 --------------   --------------
Net cash flow provided by operating activities     (336,989.42)       (5,000.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Investing Activities                                      0.00             0.00
                                                 --------------   --------------
      Net cash used by investing activities               0.00             0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from South Bay Bank                           493,000.00
Loans from Shareholder - Rick Songer                222,943.11
Issuance of Capital Stock                                 0.00         5,000.00
                                                 --------------   --------------
      Net cash provided by financing activities     715,943.11         5,000.00


      Net increase (decrease) in cash               378,953.69             0.00
      Balances as at end of period                  378,953.69             0.00

                 See accompanying notes to financial statements

                               Freedom Surf, Inc.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized August 2,1997(Date of Inception) under the laws of the State of Delaware, as Interstate Capital Corporation (The Company) has no operations and in accordance with SFAS #7, the Company is considered a development stage company. On or about November 15, 1999, the Company caused a Nevada corporation to be incorporated under the name of Freedom Surf, Inc., authorized to issued 20,000,000 shares of $.001 par value common stock, and 5,000,000 shares of $.001 par value preferred stock and merged with that Corporation, for the purpose of changing its domicile to Nevada, in accordance with Articles of Merger adopted on or about November 15, 1999, 1998.

On April 5, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended. The Company sold 5,000,000 shares of Common Stock at a price of $..001 per share for a total amount raised of $5,000.00.

On or about December 10, 1999, the Company purchased certain assets valued at $5,180,000.00 issuing 969,000 common shares of its $.001 par value stock and assuming a long term liability in the amount of $335,000.00

Effective January 4, 2000 the company moved it's principal place of business and established a manufacturing facility by acquiring through a structured acquisition all of the issued and outstanding shares in Southern California Logo, Inc., for 900,000 shares in Freedom Surf valued at $2.1667 per share plus $800,000.00 in cash payable on or before July 15, 2000.

There were no other new issuances of equity or Common Stock as of March 31, 2000.

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

NOTE 5 - WARRANTS AND OPTIONS

From time to time the company issues options and warrants to key employees and service providers considered essential to the continuation of the business. On March 15, 2000, the corporation granted the following stock options to its employees:

Raece Richardson 4,000,000 common shares at $0.01 each David McKenzie 500,000 common shares at $0.01 each Rod Tomlinson 50,000 common shares at $0.01 each Amy Bratton 10,000 common shares at $0.01 each

NOTE 6 - YEAR 2000 ISSUE

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

NOTE 7 - LONG TERM COMMITMENTS

The company leases a 26,000 square foot facility in Los Angeles, California. It also leases a few pieces of manufacturing equipment.

The Company owns no real property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

Item 2 - Plan of Operation

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

Effective as of January 4, 2000, the Company acquired all of the issued and outstanding shares in Southern California Logo, Inc. (Sewcal Logo). The contract for the purchase of the corporation was executed on May 4, 2000 with an effective date of January 4, 2000. An 8-K Report will be filed setting forth the entire structure of this transaction. A copy of the Agreement is attached as an exhibit to this 10Q Report.

The terms of the sale were generally as follows:

Southern California Logo, Inc. was acquired through a structured acquisition all of the issued and outstanding shares in that corporation for 900,000 shares in Freedom Surf common stock valued for purposes of this acquisition at $2.1667 per share plus $800,000.00 in cash payable on or before July 15, 2000.

Sewcal employs around 60 persons and is a leading supplier of high quality promotional clothing to the film industry. Sewcal Logo has provided product for over 500 movies including The Rock, Armageddon, Top Gun, Terminator 1 and 2 and many other major films. Freedom Surf plans to continue producing film related products and expand the manufacturing facility to include manufacture of high quality surf and skate clothing products. As of January 2000 the company has secured contracts to manufacture product for major surf and skate brands. Sewcal Logo sales for 1999 exceeded $1.3 million. Sales in the first quarter 2000 are double that of the same period last year.

The Company continues the development of the "Freedom Wetsuit" brand, incorporating the company's proprietary stitch free technology. First run products have been developed and proven under real surf conditions and production of the suits is expected to begin in 2000 for Fall/Winter delivery. The Company purchased exclusive marketing rights to the "Stitchfree" manufacturing process.

Forward Looking Statements:

This Quarterly Report on Form 10-QSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2 - Changes in Securities

From time to time the company issues options and warrants to key employees and service providers considered essential to the continuation of the business. On March 15, 2000, the corporation granted the following stock options to its employees:

Raece Richardson           4,000,000 common shares at $0.01 each
David McKenzie               500,000 common shares at $0.01 each
Rod Tomlinson                 50,000 common shares at $0.01 each
Amy Bratton                   10,000 common shares at $0.01 each

Additionally, 800,000 common shares in Freedom Surf were issued to the owners of Southern California Logo, Inc. in exchange for all of the outstanding stock in that corporation. This transaction did not actually occur until the second quarter. However, it was effective as of January 4, 2000 and therefore impacted the quarter being reported here.

Item 3 - Defaults upon Senior Securities

There have been no defaults upon senior securities

Item 4 - Submission to a Vote of Security Holders

None

Item 5 - Other Information

Effective February 20, 2000, Martin Gilchrist, Director and Vice President, resigned for personal reasons. He has been replaced by Rick Songer as Director and Vice President of Sales & Marketing.

Rick Songer, President and Chief Operating Officer of Southern California Logo, Inc. prior to its acquisition by Freedom Surf, Inc., founded Southern California Logo, Inc. in 1985 and has headed the manufacturing and marketing arms for that company since its inception. In the early years, Southern California Logo became a top supplier of wardrobe and related products to the motion picture industry. In more recent years, Rick has expanded the customer base of the company into promotional products for many major corporations and has done private labeling for numerous major brands. The company's most recent venture has provided products for the surf and skateboard industry. Mr. Songer was prior to his involvement with Southern California Logo, an executive in the pharmaceutical industry and is a 1969 graduate of Virginia Tech. He and his family have resided in Southern California since 1981.

Effective February 20, 2000, Louise Freidman, Chief Financial Officer of the Company retired. She has been replaced by Judy Songer. Judy Songer has been Chief Financial Officer to Southern California Logo, Inc. since its founding in 1985. Prior to the founding of Southern California Logo, Ms. Songer was employed by BDM, Inc., a Washington, D.C. think tank. She also resides in Southern California and is the wife of Rick Songer. She has always been actively engaged in the company since its founding and will continue to be actively engaged in the continued operations of Freedom Surf, Inc. as its Chief Financial Officer.

An audit of the acquisition of Southern California Logo, Inc. will be filed as an amendment to the 8-K Report regarding the acquisition of that company within 75 days of the present filing.


Item 6 - Exhibits and Reports on Form 8-K

The following 8-K Reports were filed which had an impact on the 1st quarter:

        a. An 8-K Report noting the change in auditors for the Company which was filed on April 21, 2000;

        b. An 8-K Report is being filing concurrently herewith regarding the purchase of Soutern California Logo, Inc. and the change of certain directors and officers.

        c. A copy of Agreement purchasing Southern California Logo, Inc. is attached as Exhibit 6.1

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.Section 12 of the Securities Exchange Act of 1934, the registrant
Dated: May 11, 2000



/s/ Raece Richardson
--------------------
Raece Richardson
Chief Executive Officer, Director