Form 10KSB/A
period 1999-12-31
FREEDOM SURF INC
filed 2000-05-16
CIK 1102301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 3)

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


                                                                                  Deficit
                                                                              accumulated
                           Common                  Additional                      during           Total
                            Stock                     paid-in       Donated   development   Stockholder's
                           Shares        Amount       capital       Capital         stage          Equity
                     ------------  ------------  ------------  ------------  ------------  --------------

April 5, 1999          5,000,000      5,000.00           0.00         0.00                      5,000.00
Issued for cash

December 10, 1999        969,000        969.29      4,844,031                               4,845,000.00
Issued as part of
purchase agreement

Net loss                                                                        (6,490.00)     (6,490.00)
(inception) to
December 31, 1999
                     ------------  ------------ -------------- ------------  ------------- --------------
Balances as at
December 31, 1999    $ 5,969,000   $   5,969.00  $  4,844,031  $     0.00      ($6,490.00) $ 4,843,510.00
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


                               FREEDOM SURF, ING.
                          (A Development Stage Company)
                                   Registrant

Dated:  May 16, 2000

/s/ Raece Richardson
--------------------
Raece Richardson
Chief Executive Officer, Director



Dated:  May 16, 2000

/s/ David McKenzie
------------------
David McKenzie
Vice President, Director