Form 10QSB
period 2000-06-30
FREEDOM SURF INC
filed 2000-08-11
CIK 1102301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    (Mark  One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity as of June 30, 2000: Common stock 7,219,000 shares, Preferred Stock 0 shares

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
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

                               Freedom Surf, Inc.

                                  BALANCE SHEET
                                   (Unaudited)
                                      AS OF
                                  June 30, 2000

                                     ASSETS

CURRENT ASSETS                              June 30, 1999        June 30, 2000
                                              (Unaudited)          (Unaudited)
                                             -------------        -------------
                                           (Unconsolidated)      (Consolidated)

Cash                                                 0.00            71,340.00
Accounts Receivable                                  0.00           433,163.00
Employee Advances                                    0.00             1,500.00
Inventory                                            0.00            54,633.00
Prepaid Expenses                                     0.00             1,651.00
                                             -------------        -------------
Total Current Assets                                 0.00           562,287.00
                                             -------------        -------------

PROPERTY AND EQUIPMENT

Automobile                                           0.00            55,732.00
Furniture & Fixtures                                 0.00            71,580.00
Office Equipment                                     0.00            58,989.00
Machinery & Equipment                                0.00         5,505,508.00
                                             -------------        -------------
                                                     0.00         5,691,809.00
Less Accumulated Depreciation                        0.00        (  405,426.00)
                                             -------------        -------------
Total Property and Equipment                         0.00         5,286,383.00

OTHER ASSETS

Organizational Costs, net of amortization            0.00               465.00
Accrued Organizational Costs, net of
  amortization                                       0.00              (465.00)
                                             -------------        -------------
Total Other Assets                                   0.00                 0.00
                                             -------------        -------------
TOTAL ASSETS                                         0.00         5,848,670.00
                                             =============        =============

                 See accompanying notes to financial statements

                               Freedom Surf, Inc.

                                  BALANCE SHEET
                                      AS AT
                                  June 30, 2000

                              LIABILITIES & EQUITY


CURRENT LIABILITIES                         June 30, 1999          June 30, 2000
                                             (Unaudited)            (Unaudited)
                                           --------------         --------------
                                           (Unconsolidated)       (Consolidated)

Accounts Payable                                1,490.00             191,511.00
Accrued Expenses                                    0.00              37,003.00
Income Taxes Payable                                0.00                 800.00
Line of Credit                                      0.00             455,000.00
                                           --------------         --------------
Total Current Liabilities                       1,490.00             676,314.00

OTHER LIABILITIES

Long Term Liabilities
Notes Payable                                       0.00             567,334.00
                                           --------------         --------------
Total Other Liabilities                             0.00             567,334.00
                                           --------------         --------------
Total Liabilities                                   0.00           1,243,648.00

   EQUITY
Common Stock, $0.001 par value,
  authorized 20,000,000 shares;
  issued and outstanding at 6/30/99
  5,000,000 common shares                       5,000.00
  issued and outstanding at 6/30/2000
  7,219,000 common shares                                              7,219.00
Additional Paid in Capital                          0.00           4,847,781.00
Accumulated Deficit                            (6,490.00)         (  249,978.00)
                                           --------------         --------------
Total Stockholders' Equity                     (1,490.00)          4,605,022.00
                                           --------------         --------------
   TOTAL LIABILITIES & OWNER'S EQUITY               0.00           5,848,670.00
                                           ==============         ==============

                 See accompanying notes to financial statements


                               Freedom Surf, Inc.

                             STATEMENT OF OPERATIONS
                                    Unaudited

    REVENUE                          Three Months     Six Months       Three Months      Six Months
                                         Ended           Ended            Ended            Ended
                                     June 30, 2000   June 30, 2000    June 30, 1999     June 30, 1999
                                     (Consolidated) (Consolidated)   (Unconsolidated) (Unconsolidated)
                                     --------------  --------------   --------------    -------------
Sales                                   970,050.00    1,445,559.00             0.00             0.00
                                     --------------  --------------   --------------    -------------
Total Sales                             970,050.00    1,445,559.00             0.00             0.00

Less: Cost of Goods Sold                759,193.00    1,233,801.00             0.00             0.00
                                     --------------  --------------   --------------    -------------
Gross Profit on Sales                   210,857.00      211,758.00             0.00             0.00


SELLING EXPENSES                         17,676.00       27,966.00             0.00             0.00

GENERAL & ADMINISTRATIVE EXPENSES       151,411.00      247,106.00             0.00             0.00
                                     --------------  --------------   --------------    -------------
NET PROFIT (LOSS) FROM OPERATIONS        41,711.00     (  6,490.00)            0.00             0.00
                                     --------------  --------------   --------------    -------------
OTHER INCOME (EXPENSES)
Other Income                                  7.00            7.00             0.00             0.00
 Interest Expenses                    (   7,729.00)    ( 25,680.00)            0.00             0.00
                                     --------------  --------------   --------------    -------------
NET INCOME (LOSS)                        36,049.00     ( 89,793.00)      ( 6,490.00)      ( 6,490.00)
                                     ==============  ==============   ==============    =============

Net Income (Loss) Per Share                  0.005          (0.015)          (0.001)          (0.001)

Weighted average number of common
   shares outstanding                    7,219,000       7,219,000        5,000,000        5,000,000



                 See accompanying notes to financial statements

                               Freedom Surf, Inc.

                             STATEMENT OF CASH FLOWS
                                    Unaudited



                                                 June 30, 2000   June 30, 1999
                                                 (Consolidated) (Unconsolidated)
                                                 --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Profit (loss) from operations                  (89,793.00)      ($6,490.00)
   Adjustments to reconciled net operating
   activities
   Increase (Decrease in: Accounts Payable                0.00         1,490.00
                                                 --------------   --------------
 Net Cash Used by Operating Activities              (89,793.00)      ( 5,000.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Business                           ( 516,201.00)            0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Line of Credit                          455,000.00             0.00
Increase in Notes Payable                           232,334.00
Proceeds from Sales of Stock                              0.00         5,000.00
                                                 --------------   --------------
      Net cash provided by financing activities     677,334.00         5,000.00


      Net increase (decrease) in cash                71,340.00             0.00

      Cash at beginning of period                         0.00             0.00
                                                 --------------   --------------
      Balances as at end of period                   71,340.00             0.00

SUPPLEMENTAL DISCLOSURES Cash paid for:
 Interest Paid                                       35,687.00             0.00
 Income Tax Paid                                          0.00             0.00

                 See accompanying notes to financial statements

                               Freedom Surf, Inc.

                          NOTES TO FINANCIAL STATEMENTS
             For the Six Month ended June 30, 2000 and June 30, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of the management of Freedom Surf, Inc. ["the Company"], the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial positions as of June 30, 2000 and June 30, 1999 and the results of operations for the three and six months period ended, the cash flows for the six months ended June 30, 2000 and June 30, 1999. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1999.

Statements of Operations

The Company had no activities during 2000. The statements of operations for the three months and six months ended June 30, 2000 include the activities of its wholly owned subsidiary, Southern California Logo, Inc. ["Sew Cal"]. Sew Cal has a fiscal year end on August 31 which means its second quarterly statement ends on February 29th which are not presented here.

Use of Estimated

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

Revenue from sales is recognized when the products are shipped.

Cash Equivalents

For purposes of these statements of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Management of the Company considers accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts is required. If the amounts become uncollectible, they will be charged to operations when that determination is made. There was no bed debt expense either for 2000 or 1999.

Inventories

Inventories are stated at cost using first-in, first-out method.

Property & Equipment

Property and Equipment are stated at cost. Depreciation is computed over their estimated useful lives using straight line method for financial reporting, and accelerated methods for tax reporting. Therefore, temporary differences exist. Expenditures for major renewals and betterment that extend the useful lives of the assets are capitalized. Expenditures for maintenance and repairs are charged to expenses when incurred.

Income Taxes

The Company accounts income taxes in accordance with Financial Accounting standards Board Statement No. 109 "Accounting for Income Taxes" [SFAS No. 109]. SFAS No. 109 requires a company to recognize deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

NOTE 2  - BUSINESS ACQUISITION

On January 4, 2000, the Company acquired all of the issued and outstanding common stock of Southern California Logo, Inc. for 900,000 shares of the Company common stock at $2.1667 per share plus $800,000.00 in cash payable on or before July 15, 2000. The deadline for payment of the cash portion was extended to August 15, 2000.

NOTE 3  - COMMON STOCK TRANSACTIONS

On April 5, 1999, the Company completed a public offering that was exempt from registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 5,000,000 shares of common stock at a price of $.001 per share for a total of $5,000.00.

On or about December 10, 1999, the Company purchased certain assets valued at $5,180,000.00 by issuing 969,000 shares of the Company common stock and assuming a long term liability of $335,000.00.

On May 2, 2000, the Company issued 900,000 shares of common stock to the shareholders of Southern California Logo, Inc. Rick Songer received 600,000 shares and Judy Songer received 300,000 shares of common stock in the Company.

NOTE 4 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company incurred a net loss of $89,793.00 for the six month period ended June 30, 2000 and as of that date, the Company has an accumulated deficit of $249,978.00 and a working capital deficiency of $114,027.00.

Management is currently involved in active negotiations to obtain additional fianancing and actively increasing marketing efforts to increase revenues. The Company's continued existence depends upon its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 - WARRANTS AND OPTIONS

From time to time the company issues options and warrants to key employees and service providers considered essential to the continuation of the business. On March 15, 2000, the corporation granted the following warrants to its employees:

Raece Richardson 4,000,000 common shares at $0.01 each David McKenzie 500,000 common shares at $0.01 each Rod Tomlinson 50,000 common shares at $0.01 each Amy Bratton 10,000 common shares at $0.01 each

On August 10, 2000, the Board of Directors of the Company authorized the issuance of warrants to each director of the Company. 100,000 warrants were authorized for each director. The term of the warrants were for two years from the issue date of August 15, 2000, exercisable at the price of $1.00 per warrant, 25,000 warrants exercisable in each six month period over the two year life of the warrants. The following directors are to receive warrants:

Rick Songer
David McKenzie
John Cruickshank
Holly Richardson

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 1, 1999, Raece Richardson and Martin Gilchrist, then officers of Freedom Surf, Inc. agreed to a preliminary injunction in the matter of Pacific Simpson, Inc. and Expanded Seam Technologies v. Martin Gilchrist, et al., Superior Court, State of California, County of Orange, Case No. 813160, which enjoined Icon Trading, and Martin Gilchrist among others from utilizing or revealing to any third party what was known as EST technology and from contacting any vendors or suppliers or representatives relating to EST technology or claiming any interest in the EST technology. EST technology is not used in any Freedom Surf product and it is not anticipated that it will ever be used in any Freedom Surf product and for that reason, the defendants in the above referenced action agreed to allow the injunction to issue.

This lawsuit was settled between all of the parties during July, 2000 and is in the process of being dismissed. It is anticipated that the lawsuit will be dismissed and the injunction dissolved by August 31, 2000.

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

Additionally, 900,000 common shares in Freedom Surf were issued to the owners of Southern California Logo, Inc. in exchange for all of the outstanding stock in that corporation.

On August 10, 2000, the Board of Directors of the Company authorized the issuance of warrants to each director of the Company. 100,000 warrants were authorized for each director. The term of the warrants were for two years from the issue date of August 15, 2000, exercisable at the price of $1.00 per warrant, 25,000 warrants exercisable in each six month period over the two year life of the warrants. The following directors are to receive warrants:

Rick Songer
David McKenzie
John Cruickshank
Holly Richardson


Item 3 - Defaults upon Senior Securities

There have been no defaults upon senior securities

Item 4 - Submission to a Vote of Security Holders

None

Item 5 - Other Information

On August 10, 2000, Raece Richardson resigned as President, Chief Executive Officer and Director. He was replaced by Rick Songer as President, Chief Executive Officer and will continue as a director of the Company.

Rick Songer has been President and Chief Operating Officer of Southern California Logo, Inc. prior to its acquisition by Freedom Surf, Inc., founded Southern California Logo, Inc. in 1985 and has headed the manufacturing and marketing arms for that company since its inception. In the early years, Southern California Logo became a top supplier of wardrobe and related products to the motion picture industry. In more recent years, Rick has expanded the customer base of the company into promotional products for many major corporations and has done private labeling for numerous major brands. The company's most recent venture has provided products for the surf and skateboard industry. Mr. Songer was prior to his involvement with Southern California Logo, an executive in the pharmaceutical industry and is a 1969 graduate of Virginia Tech. He and his family have resided in Southern California since 1981.

Holly Richardson was named to replace Raece Richardson as a director by the Board of Directors until the next annual meeting of shareholders.

Ms. Richardson was from 1988 through 1993 the major shareholder and a director of Zan Plum Proprietary, Ltd., a Sydney, NSW, Australia fashion accessories company distributing its products throughout Australia and South East Asia. She developed the product range and managed the national sales force. She attended Mount San Jacinto College in San Jacinto, California, followed by studies at the Alliance Francaise in Paris, France. During 1986 through 1988, Ms. Richardson set up a distribution network of surf related products in Europe. Following the sale of Zan Plum in 1993, Ms. Richardson was with Hypersearch, licensee to Rip Curl mountain wear products manufacturing skis, snowboards and related apparel. Her responsibilities included all aspects of developing and launching the product, creating and training a sales force and maintaining the high profile image of Rip Curl. After 1996, Ms. Richardson became a direct employee of Rip Curl managing and supervising their entire watch and accessory division. During the late ninties, she opened a chain of six retail stores in Southern California selling surf related products. She will bring her marketing and organizational talents to the Company and will be an active member of the Board of Directors.

John Cruickshank had previously been named a director until the next annual meeting of shareholders.

John Cruickshank is Senior Vice President of Senior Care Industries, Inc. in Laguna Beach, California, is a graduate of the University of Vermont and Boston College Law School. For the last several years prior to joining Senior Care, he had been acting as a business consultant in the offices of Lawrence R. Young & Associates, P.C., a law firm in Downey, California. Mr. Cruickshank brings over 30 years of business experience to the Company and is expected to be actively engaged as a director.

Item 6 - Exhibits and Reports on Form 8-K

The following 8-K Reports were filed which had an impact on the 1st quarter:

        a. An 8-K Report noting the change in auditors for the Company which was filed on April 21, 2000;

        b. An 8-K Report filed on May 15, 2000 regarding the purchase of Southern California Logo, Inc. and the change of certain directors and officers.

        c. An 8-K Report filed concurrently herewith regarding changes in officers and Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.Section 12 of the Securities Exchange Act of 1934, the registrant

Dated: August 11, 2000



/s/ Rick Songer
--------------------
Rick Songer
Chief Executive Officer, Director