Form 10QSB/A
period 2000-06-30
FREEDOM SURF INC
filed 2000-08-29
CIK 1102301

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
                                             =============        =============

                 See accompanying notes to financial statements

                               Freedom Surf, Inc.

                                  BALANCE SHEET
                                      AS OF
                                  June 30, 2000

                              LIABILITIES & EQUITY


CURRENT LIABILITIES                         June 30, 1999          June 30, 2000
                                             (Unaudited)            (Unaudited)
                                           --------------         --------------
                                           (Unconsolidated)       (Consolidated)

Accounts Payable                                1,490.00             193,511.00
Accrued Expenses                                    0.00              37,003.00
Income Taxes Payable                                0.00                 800.00
Line of Credit                                      0.00             445,000.00
                                           --------------         --------------
Total Current Liabilities                       1,490.00             676,314.00

OTHER LIABILITIES

Long Term Liabilities
Notes Payable                                       0.00             567,334.00
                                           --------------         --------------
Total Other Liabilities                             0.00             567,334.00
                                           --------------         --------------
Total Liabilities                                   0.00           1,243,648.00

   EQUITY
Common Stock, $0.001 par value,
  authorized 20,000,000
  shares; issued and outstanding at
  3/31/2000
5,969,000 common shares                         5,000.00               5,969.00
Additional Paid in Capital                          0.00           4,849,031.00
Accumulated Deficit                            (6,490.00)         (  249,978.00)
                                           --------------         --------------
Total Stockholders' Equity                     (1,490.00)          4,605,022.00
                                           --------------         --------------
   TOTAL LIABILITIES & OWNER'S EQUITY               0.00           5,848,670.00
                                           ==============         ==============

                 See accompanying notes to financial statements


                               Freedom Surf, Inc.

                             STATEMENT OF OPERATIONS
                                    Unaudited

    REVENUE                          Three Months     Six Months       Three Months      Six Months
                                         Ended           Ended            Ended            Ended
                                     June 30, 2000  June 30, 2000     June 30, 1999     June 30, 1999
                                     (Consolidated) (Consolidated)   (Unconsolidated) (Unconsolidated)
                                     --------------  --------------   --------------    -------------
Sales                                   970,050.00    1,445,559.00             0.00             0.00
                                     --------------  --------------   --------------    -------------
Total Sales                             970,050.00    1,445,559.00             0.00             0.00

Less: Cost of Goods Sold                759,193.00    1,233,801.00             0.00             0.00


                                     --------------  --------------   --------------    -------------
Gross Profit on Sales                   210,857.00      211,758.00             0.00             0.00

SELLING EXPENSES                         17,676.00       27,966.00             0.00             0.00

GENERAL & ADMINISTRATIVE EXPENSES       151,411.00      247,106.00             0.00             0.00
                                     --------------  --------------   --------------    -------------
NET PROFIT (LOSS) FROM OPERATIONS        41,711.00     (  6,490.00)            0.00             0.00
                                     --------------  --------------   --------------    -------------
OTHER INCOME (EXPENSES)
Other Income                                  7.00            7.00             0.00             0.00
 Interest Expenses                    (   7,729.00)    ( 25,680.00)            0.00             0.00
                                     --------------  --------------   --------------    -------------
NET INCOME (LOSS)                        36,049.00     ( 89,793.00)      ( 6,490.00)      ( 6,490.00)
                                     ==============  ==============   ==============    =============

Net Income (Loss) Per Share                  0.006        (0.015)           (0.001)          (0.001)

Weighted average number of common
   shares outstanding                    5,969,000       5,969,000        5,969,000        5,969,000



                 See accompanying notes to financial statements


                               Freedom Surf, Inc.

                             STATEMENT OF CASH FLOWS
                                    Unaudited



                                                  June 30, 2000    June 30, 1999
                                                 (Consolidated)   (Unconsolidated)
                                                 --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Profit (loss) from operations                  (89,793.00)      ($6,490.00)
   Adjustments to reconciled net operating
   activities
   Increase (Decrease in: Accounts Payable                0.00         1,490.00
                                                 --------------   --------------
 Net Cash Used by Operating Activities              (89,793.00)      ( 5,000.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Business                           ( 516,201.00)            0.00

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Line of Credit                          445,000.00             0.00
Increase in Notes Payable                           232,334.00
Proceeds from Sales of Stock                              0.00         5,000.00
                                                 --------------   --------------
      Net cash provided by financing activities     677,334.00         5,000.00


      Net increase (decrease) in cash                71,340.00             0.00

      Cash at beginning of period                         0.00             0.00
                                                 --------------   --------------
      Balances as at end of period                   71,340.00             0.00

SUPPLEMENTAL DISCLOSURES Cash paid for:
 Interest Paid                                       35,687.00             0.00

Income Tax Paid                                           0.00             0.00

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

Use of Estimates

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

Good Will

The cost in excess of net assets acquired of a subsidiary is capitalized as goodwill and is being amortized on a straight line basis over a 40 year period.

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

The purchase price was allocated to the net assets acquired based on their fair market values. As a result of this allocation, $2,106,194 of the purchase price was allocated to excess of purchase price over net assets acquired and was capitalized as goodwill and amortized on a straight-line basis over 40 years.

Common stock issued to SOCAL's shareholders           $1,950,030
Liabilities Assumed and Incurred                         534,414
                                                      ----------
Total acquisition cost                                $2,493,444

Less: Assets acquired                                    387,250
                                                      ----------
Excess of purchase price over net assets acquired     $2,106,094

As the audit of SOCAL has not been completed, unaudited pro forma financial information is not included in this filing, but will be included in the amended 8-K filing upon completion of the audit.

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

On April 20, 2000, the Company issued 900,000 shares of common stock to the shareholders of Southern California Logo, Inc. Rick Songer received 600,000 shares and Judy Songer received 300,000 shares of common stock in the Company.

NOTE 4 - WARRANTS AND OPTIONS

From time to time the company issues options and warrants to key employees and service providers considered essential to the continuation of the business. On March 15, 2000, the corporation granted the following stock options to its employees:

Raece Richardson 4,000,000 common shares at $0.01 each David McKenzie 500,000 common shares at $0.01 each Rod Tomlinson 50,000 common shares at $0.01 each Amy Bratton 10,000 common shares at $0.01 each


NOTE 5 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic loss per share for six months ended June 30, 2000 and 1999 is $0.017 and $0.001, respectively. Diluted loss per share equals basic loss per share and does not include options (See Note 4) as they would be anti-dilutive in 2000 and 1999 due to the net loss in those periods. Had the options been issued at June 30, 2000, the Company's earnings per share for three months ended June 30, 2000 would have been $0.002, diluted.

NOTE 6 - SEGMENT REPORTING

SFAS No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the parent did not have any operations in 2000, and all income are derived from the Subsidiary; accordingly, detailed information of the reportable segment is not presented.

NOTE 7 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company incurred a net loss of $111,658 for six months ended June 30, 2000, and as of that date, the Company has an accumulated deficit of $118,148 and working capital deficiency of $114,027.

Management is currently involved in active negotiations to obtain additional financing and actively increasing marketing efforts to increase revenues. The Company's continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

This lawsuit was settled between all of the parties and is in the process of being dismissed. It is anticipated that the lawsuit will be dismissed and the injunction dissolved by August 31, 2000.

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

Rick Songer
David McKenzie
John Cruickshank
Holly Richardson


Item 3 - Defaults upon Senior Securities

There have been no defaults upon senior securities

Item 4 - Submission to a Vote of Security Holders

None

Item 5 - Other Information

On August 10, 2000, Raece Richardson resigned as President, Chief Executive Officer and Director. He was replaced by Rick Songer as President and Chief Executive Officer.

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

         c. An 8-K Report filed on August 11, 2000 regarding changes in officers and Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.Section 12 of the Securities Exchange Act of 1934, the registrant

Dated: August 28, 2000



/s/ Rick Songer
--------------------
Rick Songer
Chief Executive Officer, Director