Form 10QSB
period 2000-09-30
FREEDOM SURF INC
filed 2000-12-08
CIK 1102301

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


    (Mark  One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from         to
                                  ---------  ---------

                          Commission File No. 000-28749

                               FREEDOM SURF, INC.

                 (Name of Small Business Issuer in Its Charter)

             Nevada                                         88-0446457
  (State or Other Jurisdiction of                           (IRS Employer
  Incorporation or Organization)                        Identification Number)

         17011 Beach Blvd., Suite 710
           Huntington Beach, CA                                   92648
(Address of Principal Executive Offices)                       (Zip Code)

                                 (714) 843-6633
                           (Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of September 30, 2000: Common stock 10,159,000 shares, Preferred Stock 0 shares

Transitional Small Business Disclosure Format

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

                              FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000



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


                       FREEDOM SURF, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                               September 30, 2000

                                     ASSETS
CURRENT ASSETS
    Cash                                                              $   358,488
    Accounts receivable, net of allowance
      for doubtful accounts of $7,280                                     360,950
    Employee advance                                                        1,500
    Loan to directors                                                      99,006
    Inventory                                                             323,596
    Prepaid expenses                                                          698
                                                                      ------------
    TOTAL CURRENT ASSETS                                                1,144,238

PROPERTY AND EQUIPMENT
    Automobile                                                             55,732
    Furniture & fixture                                                    71,580
    Capital lease                                                          74,693
    Office equipment                                                       58,990
    Machinery & equipment                                               5,425,563
                                                                      ------------
                                                                        5,686,558
    Less: accumulated depreciation                                       (456,515)
                                                                      ------------
    TOTAL PROPERTY & EQUIPMENT                                          5,230,043

OTHER ASSETS
    Goodwill, net of accumulated amortization of $29,478                2,800,454
    Organization cost, net of accumulated amortization of $2,825           53,675
    Deferred tax assets                                                 3,121,762
                                                                      ------------
    TOTAL OTHER ASSETS                                                  5,975,891

                                                                      ------------
TOTAL ASSETS                                                          $12,350,172
                                                                      ============

See accompanying notes to consolidated financial statements and accountant's report





                       FREEDOM SURF, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                               September 30, 2000

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable & accrued expenses                               $   439,271
    Accrued interest                                                       58,458
    Line of credit                                                        463,500
    Deposit on sale of equipment                                          750,000
    Loan from stockholder                                                 131,776
    Capital lease obligation, current portion                              26,787
                                                                      ------------
    TOTAL CURRENT LIABILITIES                                           1,869,792

LONG-TERM LIABILITIES
    Notes payable                                                       1,135,000
                                                                      ------------

    TOTAL LIABILITIES                                                   3,004,792

STOCKHOLDERS' EQUITY

    Common stock, $.001 par value, 20,000,000 shares authorized,
      10,159,000 shares issued and outstanding                             10,159
    Paid in capital                                                    13,938,316
    Accumulated deficit                                                (4,603,095)
                                                                      ------------
    TOTAL STOCKHOLDERS' EQUITY                                          9,345,380

                                                                      -----------
TOTAL LIABILITIES & OWNER'S EQUITY                                    $12,350,172
                                                                      ============

See accompanying notes to consolidated financial statements and accountant's report

                                        5


                       FREEDOM SURF, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
        For the Three and Nine Months Ended September 30, 2000 and 1999

                                          Three Months Ended                Nine Months Ended
                                             September 30,                    September 30,
                                       2000             1999             2000              1999
                                   -------------    -------------    -------------    -------------
                                  (Consolidated)  (Unconsolidated)  (Consolidated)   (Unconsolidated)

SALES                              $    731,969     $          -     $  2,177,528     $          -

COST OF SALES                           683,943                -        1,701,441                -
                                   -------------    -------------    -------------    -------------

GROSS PROFIT                             48,026                -          476,087                -

OPERATING EXPENSES
    Selling                               3,404                -           15,556                -
    General and administrative        7,491,276               -         7,956,336            6,490
    Depreciation & amortization          30,896                -           63,455                -
                                   -------------    -------------    -------------    -------------
TOTAL OPERATING EXPENSES              7,525,576                -        8,035,347            6,490
                                   -------------    -------------    -------------    -------------

OPERATING INCOME                     (7,446,654)               -       (7,559,260)          (6,490)

OTHER INCOME (EXPENSE)
    Other income                              -                -                -                -
    Interest expense                    (43,343)               -         (101,747)               -
                                   -------------    -------------    -------------    -------------
TOTAL OTHER INCOME (EXPENSE)            (43,343)               -         (101,747)               -
                                   -------------    -------------    -------------    -------------

INCOME BEFORE INCOME TAX             (7,489,997)               -       (7,661,007)          (6,490)

PROVISION FOR INCOME TAX             (3,008,357)               -       (3,064,402)               -
                                   -------------    -------------    -------------    -------------

NET INCOME                         $ (4,481,640)    $          -     $ (4,596,605)    $     (6,490)
                                   =============    =============    =============    =============

EARNINGS PER SHARE - BASIC         $      (0.44)    $          -     $      (0.45)    $          -
                                   =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING               10,159,000        5,000,000       10,159,000        5,000,000
                                   =============    =============    =============    =============


See accompanying notes to consolidated financial statements and accountant's report

                                        6


                       FREEDOM SURF, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2000 and 1999
                                                                             Nine Months Ended
                                                                               September 30,
                                                                           2000            1999
                                                                       ------------    ------------
                                                                      (Consolidated) (Unconsolidated)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                  $(4,596,605)    $    (6,490)
    Adjustments to reconcile net income (loss) to net cash provided      4,277,066
       used by operating activities
    Issuance of stock in lieu of salary                                                          -
    Deferred taxes                                                        (213,025)              -
    Depreciation and amortization                                           63,455               -
    (Increase) decrease in accounts receivable                            (162,631)              -
    (Increase) decrease in employee advance                                      -               -
    (Increase) decrease in inventory                                             -               -
    (Increase) decrease in prepaid expense                                   1,620               -
    Increase (decrease) in accounts payable and accrued expense            273,626           1,490
    Increase (decrease) in accrued interest                                 58,458               -
                                                                       ------------    ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          (298,036)         (5,000)

CASH FLOWS FROM INVESTING ACTIVITIES
    Deposit from buyer of equipment                                        750,000               -
    Capitalized organization expenditures                                  (56,500)              -
    Acquisition of property and equipment                                  (50,111)              -
                                                                       ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                                      643,389               -

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds from line of credit                                       214,500               -
    Net proceeds from notes payable                                              -               -
    Principal payments on capital lease obligation                         (17,295)              -
    Loans to directors                                                     (79,006)              -
    Payment of Loan from Stockholder                                      (105,321)
    Proceeds from issuance of stock                                              -           5,000
                                                                       ------------    ------------
NET CASH USED BY FINANCING ACTIVITIES                                       12,878           5,000
                                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH                                            358,230               -

CASH BALANCE, BEGINNING OF PERIOD                                              257               -
                                                                       ------------    ------------
CASH BALANCE, END OF PERIOD                                            $   358,488     $         -
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURES
    Cash paid during the period for interest                           $    43,289     $         -
                                                                       ============    ============
    Cash paid during the period for income tax                         $         -     $         -
                                                                       ============    ============

SUPPLEMENTAL SCHEDULES OF NONCASH OPERATING, INVESTING,
    AND FINANCING ACTIVITIES
    Common stock issued for services rendered                          $               $         -
                                                                       ============    ============
    Note receivable incurred for issuance of common stock              $    20,000     $         -
                                                                       ============    ============
    Common stock issued for purchase of equipment                      $ 4,845,000     $         -
    Note payable issued for purchase of equipment                          335,000
                                                                       ------------    ------------
       Total noncash purchase of equipment                             $ 5,180,000     $         -
                                                                       ============    ============

    Common stock issued for acquisition of subsidiary                  $ 1,950,030     $         -
    Note payable issued for acquisition of subsidiary                      800,000               -
                                                                       ------------    ------------
    Total noncash consideration                                          2,750,030               -
    Total liabilities assumed by the parent company                        694,336               -
    Total assets acquired                                                 (614,434)              -
                                                                       ------------    ------------
    Goodwill recognized                                                $ 2,829,932     $         -
                                                                       ============    ============

See accompanying notes to consolidated financial statements and accountant's report


                        FREEDOM SURF, INC. AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                               September 30, 2000

                                   (Unaudited)


NOTE 1 - ACCOUNTING POLICIES AND PROCEDURES

1. Freedom Surf, Inc. ("the Company") uses the accrual method of accounting, recording revenues when a transaction occurs where the Company has a reasonable expectation of receiving the revenue.

2. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

3. The costs of equipment and real property improvements are depreciated over the estimated useful life of the asset utilizing the straight-line method of depreciation.

4. The preparation of these financial statements are in conformity with generally accepted accounting principles. Therefore management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

         A review is substantially less in scope than an audit. These interim results are not necessarily indicative of results for a full year.

5. The Company has a net operating loss carry forward as of December 31, 1999. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. The Company's marginal tax rate is 34%. The Company's effective tax rate is 0% due to the tax loss carry forward.

6. The Company's subsidiary, Southern California Logo, Inc. ("SOCAL") has changed its year end to December 31 to conform to the Company's fiscal year end.

NOTE 2 - ACQUISITION

On January 4, 2000, the Company acquired all of the issued and outstanding common stock of SOCAL for 900,000 shares of the Company stock at $2.1667 per share plus $800,000 in a note payable to Rick Songer at an interest rate of prime plus one due on or before July 15, 2000. The note was extended to December 15, 2000. The stock was issued on May 2, 2000. The Company also assumed the outstanding liabilities of SOCAL.

                        FREEDOM SURF, INC. AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                               September 30, 2000

                                   (Unaudited)


NOTE 2 - ACQUISITION, CONTINUED

This transaction has been accounted for under the purchase method of accounting and the results of operations of SOCAL are included in the historical financial statements from the date of acquisition.

Common stock issued to SOCAL's shareholder                $1,950,030
Note payable                                                 800,000
Liabilities assumed and incurred                             467,152
                                                          ----------

         Total acquisition cost                            3,217,182

Less: Assets acquired                                        387,250
                                                          ----------

Excess of purchase price over net assets acquired         $2,829,932
                                                          ==========

NOTE 3 - COMMON STOCK TRANSACTIONS

On April 5, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended. The Company sold 5,000,000 shares of common stock at a price of $.001 per share for a total amount of $5,000.

On or about December 10, 1999 the Company purchased equipment (the "Equipment") to manufacture neoprene wet suits valued at $5,180,000 by issuing 969,000 shares of the Company's stock and issuing a promissory note in the original principal amount of $335,000. The Company did not obtain a report from a licensed independent appraiser as to the valuation of the Equipment.

On May 2, 2000, the Company issued 900,000 shares at $2.1667 per share to acquire a subsidiary (see Note 2).

On June 20, 2000, the Company issued 500,000 restricted shares of the Company's Common stock for future consulting fees to World Alliance
Consulting,Incorporated.

On June 20, 2000, the Company issued 500,000 restricted shares of the Company's Common stock for future consulting fees to International Capital Group LLC.


NOTE 4 - STOCK OPTIONS

On March 15, 2000, the Company granted 4,560,000 stock options at an exercise price of $0.01 to its key employees and service providers considered essential to the continuation of the business.

On July 5, 2000, Raece Richardson exercised 2,000,000 stock options at $0.01 per share.

NOTE 5 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic loss per share for nine months ended September 30, 2000 is $0.03.

                        FREEDOM SURF, INC. AND SUBSIDIARY

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                               September 30, 2000

                                   (Unaudited)


NOTE 6 - SEGMENT REPORTING

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the parent did not have substantial operations in 2000, and all income is derived from the Subsidiary, detailed information of the reportable segment is not presented; accordingly, detailed information of the reportable segment is not presented.

NOTE 7 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company incurred a net loss of $4,596,605 for the nine months ended September 30, 2000 and an accumulated deficit of $4,603,095.

Management is currently involved in active negotiations to obtain additional financing and is actively increasing marketing efforts to increase revenues. The Company's continued existence depends on its ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8 - DISPOSITIONS

On October 19, 2000 the Company sold its neoprene wet suit equipment to Ronbridge Investments. Ltd. ("Ronbridge") The sale price was $4,750,000. Ronbridge made a cash deposit of $750,000 in August 2000. The balance of the payment will be made on or before March 18, 2002 with interest payable quarterly at the rate of 6%. At the time of the sale, Ronbridge could be deemed to be an affiliate of the Company in that Ronbridge's controlling shareholder was related to Raece Richarson, who is a major shareholder and prior officer and director of the Company. It is the Company's understanding that Ronbridge did not and does not now have sufficient resources to pay the amount due to the Company. The Company understands that it is Ronbridge's intent to resell the equipment and use the proceeds to pay the amount it owes the Company on this transaction. The Company understands that the $750,000 payment was paid by an individual who was assisting Ronbridge on this transaction.

Item 2 - Management's Discussion & Analysis or Plan of Operation

The Company was organized August 2, 1997(Date of Inception) under the laws of the State of Delaware, as Interstate Capital Corporation The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. On or about November 17, 1999, the Company caused a Nevada corporation to be incorporated under the name of Freedom Surf, Inc., authorized to issued 20,000,000 shares of $.001 par value common stock, and 5,000,000 shares of $.001 par value preferred stock and merged with that Corporation, for the purpose of changing its domicile to Nevada, in accordance with Articles of Merger adopted on or about November 17, 1999.

On April 5, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended. The Company sold 5,000,000 shares of Common Stock at a price of $.001 per share for a total amount raised of $5,000.00.

On or about December 10, 1999, the Company purchased equipment (the "Equipment") to manufacture neoprene wet suits valued at $5,180,000.00 by issuing 969,000 shares of its common stock and issuing a promissory note in the original principal amount of of $335,000.00. The Company did not obtain a report from a licensed independent appraiser as to the valuation of the Equipment.

On October 19, 2000, the Company sold the Equipment to Ronbridge Investments Limited, a Hong Kong company ("Ronbridge") for $4,750,000.00, accepting a down payment of $750,000.00 in cash which was received on August 31, 2000 and a promissory note for the balance of $4,000,000.00. The balance is to be paid on or before March 18, 2002. The balance carries interest until paid at the rate of 6% per annum. At the time of the sale, Ronbridge could be deemed to be an affiliate of the Company in that Ronbridge's controlling shareholder was related to Raece Richardson, who is a major shareholder and prior officer and director of the Company. It is the Company's understanding that Ronbridge did not and does not now have sufficient resources to pay the amount due to the Company. The Company understands that it is Ronbridge's intent to resell the Equipment and use the proceeds to pay the amount it owes the Company on this transaction. The Company understands that the $750,000 payment was paid by an individual who was assisting Ronbridge on this transaction.

On the acquisition of the Equipment, the Company negotiated the transaction with the owner of the Equipment who was STS de Costa Rica, SA (the "Seller"). At the time of the Company's purchase, the Equipment was being warehoused by the Seller in Costa Rica. Based on advice from the Company's outside consultants the acquisition transaction was structured so that Pacific Standard Financial Group, Inc. ("Pacific") acquired the Equipment from the Seller and resold it to the Company.

It is the Company's understanding that Pacific purchased the Equipment from the Seller for the same consideration that the Company agreed to pay Pacific except as follows: the promissory note issued by Pacific to the Seller was in the original principal amount of $300,000. Further, it is the Company's understanding that Pacific transferred the 969,000 shares to the Seller as part of its agreement with the Seller to purchase the Equipment.

At the time of this acquisition, the Equipment was being stored at a location in Costa Rica by the Seller. After this transaction, the Company did not take possession of the Equipment and it remained in storage under the control of the Seller. As a part of the agreement, the Company was required to pay storage fees but it has not done so. At the time of the transaction, the Company planned to move the Equipment to a location in Mexico and use it in the Company's proposed manufacturing operations. Since that time, the Company decided to not manufacture wetsuits through its own operations but to contract with outside parties for the manufacture of its wetsuits. Accordingly, after this transaction, the Company decided it did not have further use for the Equipment and, for this reason, decided to sell it to Ronbridge.

The Company has not made the required payment to Pacific of $335,000 and Pacific has not made the required payment to the Seller of $300,000. The Company does not have the resources at the present time to make this payment. On November 16, 2000, the Company received a notice ("Notice") from the Seller of the Equipment declaring a default in the purchase of the Equipment on account of the nonpayment of the $300,000 due the Seller. The Notice states that the Seller is terminating the agreement. Based on this, the Company will seek to recover from the Seller the 969,000 common shares it paid for the Equipment. The Company believes it can be successful in recovering these shares of common stock but there is no assurance that the Company will be successful in doing so. Based on this Notice, it appears the Company is unable to deliver the Equipment to Ronbridge. The Company has notified Ronbridge that it is unable to deliver the Equipment and has notified Ronbridge that it is unable to refund the $750,000 previously paid to the Company on behalf of Ronbridge. The Company is negotiating a settlement of this matter with Ronbridge on terms that will involve the issuance of shares of the Company's common stock to Ronbridge in lieu of returning the $750,000 paid on behalf of Ronbridge. The Company believes it can be successful in negotiating a settlement of this transaction based on the issuance of common stock but there can be no assurance the Company will be successful in this.

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

Sewcal Logo employs around 60 persons and is a leading supplier of high quality promotional clothing to the film industry. Sewcal Logo has provided product for over 500 movies including The Rock, Armageddon, Top Gun, Terminator 1 and 2 and many other major films. Freedom Surf plans to continue producing film related products and expand the manufacturing facility to include manufacture of high quality surf and skate clothing products.

The Company continues the development of the "Freedom Wetsuit" brand, incorporating the company's proprietary stitch free technology. First run products have been developed and proven under real surf conditions and production of the suits is expected to begin in 2000 for Fall/Winter delivery. The Company purchased exclusive marketing rights to the "Stitchfree" manufacturing process.

The Company's strategy on a going forward basis is to acquire operating businesses in the ocean sports field. The Company has from time to time entered into letters of intent in connection with making acquisitions. The purpose of this is to allow the Company conduct due diligence on the acquisition targets. In fact, the Company previously entered into letters of intent to acquire three companies but, for a variety of reasons, decided not to proceed with the acquisitions. If the Company decides to make an acquisition, it will be required to raise additional capital. No assurance can be given that the Company will be able to make acquisitions on reasonable terms or to obtain funding for any acquisitions.

Liquidity and Capital Resources:

From inception, operations have been financed primarily through loans from shareholders, issuance of promissory notes in connection of its acquisition of the Equipment and Sewcal Logo, the sale of the Equipment to Ronbridge, from its line of credit, credit from vendors and cash flow from Sewcal Logo.

Sewcal Logo has a $500,000 line of credit from South Bay Bank. The line of credit is renewable every year and currently expires on March 1, 2001. The interest rate on the line of credit is prime plus 1 1/2 percent. The line of credit is secured by all of Sewcal Logo's inventory, equipment and accounts receivable.

For the three and nine months ended September 30, 2000, the Company had operating losses of $7,489,997 and $7,661,007, respectively, and net losses of $4,481,640 and $4,596,605, respectively. At September 30, 2000, the Company had a working capital deficit of $725,554. Funds available from operating activities and under the Company's line of credit are not sufficient to meet the Company's current and ongoing obligations. The Company's ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future, obtain concessions from vendors and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become done. The Company is currently in the process of raising additional funds through the private placement of its securities sufficient to fund its operations through at least September 30, 2001, however, no assurance can be given that these efforts will be successful.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation which it believes could have a materially adverse effect on its financial condition or results of operations other than a potential dispute with the Seller of the Equipment in connection with the Seller's declaration of a default and a possible claim by Ronbridge, each as discussed more fully in Management's Discussion & Analysis and Plan of Operation.

Presently, neither the Company nor any of its officers or directors are involved in any legal proceedings.

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

In December 1999 the Company issued 969,000 shares of common stock in connection with its acquisition of the Equipment.

Additionally, 900,000 common shares in Freedom Surf were issued to the owners of Southern California Logo, Inc. in exchange for all of the outstanding stock in that corporation.

On July 5, 2000, Raece Richardson 2,000,000 in common stock options at $0.01 per share.

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

Rick Songer
David McKenzie
John Cruickshank
Holly Richardson

On September 29, 2000, the Company filed an S-8 Registration Statement with respect to certain shares of common stock which was issued pursuant to a consulting agreement entered into in November of 1999 between the Company and Public Securities Services, Inc. Under the terms of that Registration Statement the following securities were registered:

The shareholders acquired the Shares pursuant to a compensatory benefit plan with the Company for legal and consulting services they provided during 1999 and early 2000.

The table below sets forth the number of Shares owned, the number of Shares registered on September 29, 2000 and the number and percent of outstanding Shares that will be owned after the sale of the registered Shares assuming the sale of all of the registered Shares.

                         NUMBER OF      NUMBER OF                    % OF SHARES
                         SHARES         SHARES         NUMBER OF     OWNED BY
SELLING                  OWNED          REGISTERED BY  SHARES OWNED  SHAREHOLDER
SHAREHOLDERS(1)          BEFORE SALE    PROSPECTUS     AFTER SALE    AFTER SALE
-----------------------  -------------  -------------  ------------  -----------
Neil Liebman (1)            10,000       10,000            -0-            -0-
-----------------------  -------------  -------------  ------------  -----------
John Cruickshank (2)       100,000      100,000            -0-            -0-
-----------------------  -------------  -------------  ------------  -----------
Jonathan Barsades (3)       10,000       10,000            -0-            -0-
-----------------------  -------------  -------------  ------------  -----------

(1)  Neil Liebman, Esq., performed consulting services for the Company.

(2) John Cruickshank is the sole shareholder and officer and director of Public Securities Services, Inc. who performed consulting services for the Company in connection with the drafting and filing of all of its current reports with the Securities and Exchange Commission. He is currently a director of the Company but was not a director at the time the services were performed.

(3)  Jonathan Barsades, Esq. performed consulting services for the Company.

A copy of the consulting agreement was attached to the S-8 Registration Statement which was filed with the SEC on September 29, 2000.

Item 3 - Defaults upon Senior Securities

There have been no defaults upon senior securities

Item 4 - Submission to a Vote of Security Holders

There have been no submissions to a vote of security holders during this quarter.

Item 5 - Other Information

On August 10, 2000, Raece Richardson resigned as President, Chief Executive Officer and Director. He was replaced by Rick Songer as President, Chief Executive Officer and will continue as a director of the Company.

Rick Songer has been President and Chief Operating Officer of Southern California Logo, Inc. prior to its acquisition by Freedom Surf, Inc., since 1985 and has headed the manufacturing and marketing arms for that company since its inception. In the early years, Southern California Logo became a top supplier of wardrobe and related products to the motion picture industry. In more recent years, Rick has expanded the customer base of the company into promotional products for many major corporations and has done private labeling for numerous major brands. The company's most recent venture has provided products for the surf and skateboard industry. Mr. Songer was prior to his involvement with Southern California Logo, an executive in the pharmaceutical industry and is a 1969 graduate of Virginia Tech. He and his family have resided in Southern California since 1981.

Holly Richardson was named to replace Raece Richardson as a director by the Board of Directors until the next annual meeting of shareholders.

Ms. Richardson was from 1988 through 1993 the major shareholder and a director of Zan Plum Proprietary, Ltd., a Sydney, NSW, Australia fashion accessories company distributing its products throughout Australia and South East Asia. She developed the product range and managed the national sales force. She attended Mount San Jacinto College in San Jacinto, California, followed by studies at the Alliance Francaise in Paris, France. During 1986 through 1988, Ms. Richardson set up a distribution network of surf related products in Europe. Following the sale of Zan Plum in 1993, Ms. Richardson was with Hypersearch, a licensee to Rip Curl mountain wear products manufacturing skis, snowboards and related apparel. Her responsibilities included all aspects of developing and launching the product, creating and training a sales force and maintaining the high profile image of Rip Curl. After 1996, Ms. Richardson became a direct employee of Rip Curl managing and supervising their entire watch and accessory division. During the late nineties, she opened a chain of six retail stores in Southern California selling surf related products. She will bring her marketing and organizational talents to the Company and will be an active member of the Board of Directors.

John Cruickshank had previously been named a director until the next annual meeting of shareholders. Effective December 1, 2000, Mr. Cruickshank resigned from the Company's Board of Directors.

Item 6 - Exhibits and Reports on Form 8-K

The following 8-K Reports were filed which had an impact on the 3rd quarter:

        a. An 8-K Report reporting a change in officers and directors which was filed on August 11, 2000 with the SEC;

        b. An 8-K Report filed on September 29, 2000 amending the 8-K Report filed on the purchase by the Company of Southern California Logo, Inc. which had been previously filed on May 15, 2000. That 8-K Report contained what purported to be audited Financial Statements by John Spurgeon, CPA which were inadvertently filed without the auditor's signed opinion letter. As a result, the public was asked to disregard that filing in an amended 8-K Report filed on October 26, 2000.

       c. An 8-K Report filed on November 1, 2000 contained the audited financial statements of Southern California Logo, Inc. and reported the sale of Southern California Logo, Inc. to Freedom Surf, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Section 12 of the Securities Exchange Act of 1934, the registrant

Dated: November 10, 2000



/s/ Rick Songer
--------------------
Rick Songer
Chief Executive Officer, Director