Form 10KSB
period 2000-12-31
FREESTAR TECHNOLOGIES
filed 2001-04-02
CIK 1102301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10 - KSB


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                              FREESTAR TECHNOLOGIES
                                Formerly known as
                               FREEDOM SURF, INC.

          Nevada                                               68-0221599
          -------                                              -----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)


207 W. 138th Street Los Angeles, CA 90006
-----------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)


(310) 352-3300  Fax: (310) 352-3370
-----------------------------------
(ISSUER'S TELEPHONE NUMBER)

SECURITIES REGISTERED UNDER SECTION 12 (b) OF THE ACT:


TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH
                               REGISTERED
---------------------------    ------------------------------

---------------------------    ------------------------------


SECURITIES REGISTERED UNDER SECTION 12 (g) OF THE ACT:

                          Common Stock - .001 Par Value
                         ------------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year. $908,525

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the last 60 days.

$1,715,375 as of March 1, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 1, 2000:

Common Shares      6,861,500
Preferred Shares       -0-

                           INCORPORATION BY REFERENCE

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

The following documents are incorporated by reference:

None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                 INFORMATION REQUIRED IN REGISTRATION STATEMENT

                               TABLE OF CONTENTS


Part I                                                                        5

Item 1.  Description of Business                                              5

Item 2.  Description of Property                                              8

Item 3.  Legal Proceedings                                                    8

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                     8

Part II                                                                       9

Item 5.  Market for Common Equity and
         Related Stockholder Matters                                          9

Item 6.  Management's Discussion and Analysis
         Or Plan of Operation                                                 10

Item 7.  Financial Statements                                                 12

Item 8.  Changes in and disagreements with
         Accountants on Accounting & Financial
         Disclosures                                                          26

Part III                                                                      26

Item 9.  Directors, Executive Officers, Promoters
         And Control Persons; Compliance with
         Section 16(a) of the Act                                             26

Item 10.  Executive Compensation                                              28

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management                                               29

Item 12.  Certain Relationships and Related
          Transactions                                                        30

Item 13.  Exhibits and Reports on Form 8-K                                    31

Signatures                                                                    32

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

PART I

Item 1.  Description of Business

Freestar Technologies, is a diversified firm consisting of three divisions, all vertically integrated to serve the growing demand for the machinery, media, apparel, automotive parts, micro-turbine and telecommunications markets.

The strategic business plan is broadly diversified with a business mix of high earning hard assets in non-cyclical markets and high margin products and services in high growth cyclical markets. Positioning itself in these negatively- correlated markets is designed to smooth out the Company's performance in all stages of the business cycle.

The Company's first division is its Sports/promotional Apparel Division, known as Freedom Surf, built around the acquisition of Southern California Logo in January, 2000. SewCal is a producer of promotional apparel for the film and sports industry in Southern California. It has trade marked a sports apparel line, invested heavily in its production capacity, and currently is positioned and negotiating to take on a major national apparel line under license. Its current customer list is a Who's-Who in the entertainment (e.g. Disney) and sports world (e.g. L.A. Lakers). Its growth strategy is to expand the SewCalLogo customer base on a national level and to grow through related acquisitions.

The Company's second division which was not operational at the end of the year 2000, intends to enter the agricultural equipment sales and rental market through a series of John Deere equipment dealerships in Texas. This will be accomplished through a merger between Freestar Technologies and Texas Equipment Company which executed a binding letter of intent in December, 2000.

The third division will be known as Freestar Techonology Systems and results from the grant of a license from Turbonique, Inc. and focuses on developing advanced micro- turbine technology to meet the demand for improved efficiency and performance in the automotive transportation, power and pump markets. This division also was not operational at the end of the year 2000.

History of the Company
----------------------

The Company was organized on August 2, 1997 under the laws of the State of Delaware as Interstate Capital Corporation. The Company at that time had no operations and was considered a development stage company. On November 17, 1999, the Company caused a Nevada corporation to be formed under the name of Freedom Surf, Inc. which then merged with Interstate Capital Corporation for the purpose of changing the corporate domicile to Nevada.

Previously, on April 5, 1999, Interstate Capital Corporation had completed a public offering that was exempt from Federal registration under Regulation D, Rule 504 of the Securities & Exchange Act of 1933, as amended. The Company sold 5,000,000 shares of common stock at a price of $.001 per share raising a total of $5,000.00.

Effective January 4, 2000, the Company, then known as Freedom Surf, acquired all of the issued and outstanding shares of stock in Southern California Logo, Inc. ["SewCal"]. The contract was executed on May 12, 2000 but was deemed effective for purposes of reporting income and expense as of January 4, 2000.

Sewcal was acquired through a structured acquisition under the terms of which the former owners of Sewcal, Rick & Judy Songer, received a total of 900,000 shares of stock. They, in turn, transferred a total of 13,150 shares to some long time employees. Judy Songer retained a total of 236,850 shares of common stock in Freestar and Rick Songer owns a total of 650,000 shares. Additionally, the Company then known as Freedom Surf was to pay a total of $800,000 in cash to the Songers. $500,000 of that amount was paid in August, 2000 and the balance is still owed.

Significant Events During the Year 2000 and Subsequent
Events During January and February, 2001
------------------------------------------------------

On December 10, 1999, Freedom Surf reported that it had purchased equipment (the "Equipment") to manufacture neoprene wet suits which was stored in Costa Rica. Freedom Surf valued the Equipment at $5,180,000. Freedom Surf did not obtain a report from a licensed independent appraiser. However, Raece Richardson, then President of Freedom Surf, arranged for an appraisal of this Equipment by a local appraiser of boats who valued the Equipment at $5,180,000.00. Freedom Surf then issued 969,000 shares of its common stock to the seller of the Equipment, STS de Costa Rica, S.A. ["STS"], and also issued a promissory note in the amount of $335,000 to the same company.

On October 19, 2000, Freedom Surf reported that it had sold the Equipment to Ronbridge Investments Limited, a Hong Kong company ("Ronbridge") for $4,750,000, accepting a down payment of $750,000 in cash which was received on August 31, 2000 and a promissory note for the balance of $4,000,000. At the time of the sale, the only shareholder and President of Ronbridge was Raece Richardson's father. At the time, Raece Richardson was a principal shareholder of Freedom Surf. At the time the transaction was completed on the sale of the Equipment, Ronbridge did not have sufficient resources to pay the amount due on the balance of $4,750,000. Also, neither Freedom Surf nor Ronbridge had the capacity to pay the promissory note to the original owner of the Equipment who was still owed $335,000.

Based on advice from outside consultants, the equipment transaction was structured so that Pacific Standard Financial Group, Inc. ["Pacific"] acquired the Equipment from STS and resold it to the Freedom Surf.

Pacific is believed to have purchased the Equipment from STS for the same consideration that the Company agreed to pay Pacific except that the promissory note issued by Pacific to the STS was in the original principal amount of $300,000. Pacific transferred the 969,000 shares to STS and also executed a promissory note to STS for $300,000, as noted.

After this transaction, Freedom Surf never took possession of the Equipment and it remained in storage under the control of STS. As a part of the agreement, Freedom Surf was required to pay storage fees but never paid them. Also, Freedom Surf never paid Pacific the $335,000 which was owed and Pacific, in turn, never paid STS the $300,000 which was owed to them. On November 16, 2000, Freedom Surf received a notice ("Notice") from STS declaring a default. The Notice stated that STS was terminating the agreement. STS returned the 969,000 shares of common stock and has not given any indication that it would bring suit for the monies owed to it. They have accepted the Equipment in lieu of payment.

Finally, Freedom Surf informed Ronbridge that it was not in a position to refund Ronbridge the $750,000 which it received as a down payment on the sale of the Equipment.

On December 8, 2000, Freedom Surf reported on Form 8-K to the Securities & Exchange Commission that the above described situation had occurred.

On January 23, 2001, a group of shareholders who had formed a committee known as the Committee for Corporate Governance, Larinda Nilsen, Chairman, filed a Preliminary Proxy Statement [PRE 14a] with the Securities & Exchange Commission stating that they intended to call a special meeting of the shareholders for the purpose of removing the remaining members of the Board and electing new Board members.

Prior to the filing of this Preliminary Proxy Statement, certain members of the Board of Directors had already resigned. On December 1, 2000, John W. Cruickshank resigned as a member of the Board of Directors of the Company. Shortly thereafter, Holly Richardson, another member of the Board resigned leaving two members of the Board, Rick Songer and David McKenzie.

The remaining Board members, Rick Songer & David McKenzie met in a special meeting of the Board of Directors on February 2, 2001 to consider the matters raised by the Preliminary Proxy Statement which had been filed by Larinda Nilsen. Both Rick Songer and David McKenzie tendered their resignation as members of the Board of Directors, those resignations to become effective on February 5, 2001 at 12:00 P.M. Pacific Standard Time. Prior to their resignations becoming effective, pursuant to Article II, Section 2 of the By Laws of the corporation, the resigning Board elected new members to replace the present Board until the next annual meeting of the shareholders, those persons to become Board members effective on February 5, 2001 at 12:00 P.M. Pacific Standard Time.

Article II, Section 2 of the By Laws of the corporation provides as follows:

     "SECTION 2. When any vacancy occurs among the Directors by death, resignation, disqualification or other cause, the stockholders, at any regular or special meeting, or at any adjourned meeting thereof, or the remaining Directors, by the affirmative vote of a majority thereof, shall elect a successor to hold office for the unexpired portion of the term of the Director whose place shall have become vacant and until his successor shall have been elected and shall qualify."

The new members of the Board of Directors who were elected to serve until the next Annual Meeting of the Shareholders were: Charles Cortland Hooper, Arthur F. Wigand and James L. Flippen.

On February 14, 2001, the Secretary of State of the State of Nevada accepted an Amendment to the Articles of Incorporation of the Registrant changing its name from Freedom Surf, Inc. to Freestar Technologies.

Additionally, the Board of Directors implemented a reverse stock split of one
(1) share of common stock for each four (4) shares owned. This reverse split returned shareholders to the same number of shares which they had prior to the October, 2000 forward split discussed above. The reverse split became effective on February 22, 2001. The reverse split had been authorized by the Board of Directors at a special meeting held on February 5, 2001 pursuant to Section
78.207 of the Nevada Revised Statutes which provides in pertinent part as follows:

"1. Unless otherwise provided in the articles of incorporation, a corporation organized and existing under the laws of this state that desires to change the number of shares of the same class and series and correspondingly increasing or decreasing the number of shares issued and outstanding shares of the same class and series held by each shareholder of record as of the effective date and time of the change, may, . . ,do so by a resolution adopted by the board of directors, without obtaining the approval of the shareholders."

Item 2.  Description of Property

The Company leases a building at 207 W. 138th Street in Los Angeles, CA 90006 which it uses for the manufacture of clothing and other materials. The Company leases its manufacturing and operating facility under a noncancellable operating lease agreement from a partnership, which includes the sole shareholder the Company. The lease expires in October 2003. This lease agreement has a renewal option for an additional five-year period through 2008. The lease contains clauses requiring the Company to pay taxes, insurance and other operating expenses of the property.

Future minimum annual payments required under the noncancellable operating leases, excluding common area maintenance and property taxes, are as follows:

               YEARS ENDING AUGUST 31,
               -----------------------

                  2000                               $  125,000
                  2001                                  125,000
                  2002                                  125,000
                  2003                                  125,000
                  2004                                   21,000
                                                     -----------
                                                     $  521,000
                                                     ===========

Item 3.  Legal Proceedings

There are no legal proceedings currently pending nor are there any legal proceedings either by or against Freestar Technologies or Freedom Surf, Inc. which are known to management.

Item 4.  Submission of Matters to a Vote of Security Holders

The following matters were referred to a vote of shareholders during the year 2000 and during the months of January and February, 2001:

1. The shareholders consented to an increase in the authorized number of shares of common stock which the Company may issue from 20,000,000 shares to 80,000,000 shares on October 9, 2000;

2. The shareholders consented to change the name of the corporation from Freedom Surf, Inc. to Freestar Technologies which amendment to the Articles of Incorporation were filed with the Secretary of State of the State of Nevada on February 14, 2001.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

         TRADING MARKET AND RELATED MATTERS

Our common stock is traded over-the-counter under the symbol FSTI. The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as reported by the OTC Bulletin Board during 1999 and 2000. Common stock prices have been adjusted to reflect the one for four reverse split effective February 22, 2001.

                                               Bid Price
                                         High              Low
                                        -----------------------
             2000
             ----
         First Quarter                  $  -0-          $  -0-
         Second Quarter                 $  -0-          $  -0-
         Third Quarter                  $ 36.00         $ 9.00
         Fourth Quarter                 $ 52.00         $  .60

             2001
             ----
         First Quarter                  $ 6.50          $  .19

On March 1, 2001, there were approximately 191 holders of record of our Common Stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely we will pay any dividends on our common stock in the foreseeable future.

         DESCRIPTION OF SECURITIES

         Our authorized stock consists of 80,000,000 authorized shares of Common Stock, par value $.001 per share, 6,861,500 shares of which were outstanding as of March 1, 2001; and 5,000,000 authorized shares of Preferred Stock par value
 ..001 per share, of which no shares were outstanding.

Common Stock
------------

         Each share of Common Stock is entitled to one vote, either in person or by proxy, on all matters that may be voted upon by the owners thereof at a meeting of the shareholders, including the election of directors. The holders of Common Stock (i) have equal, ratable rights to dividends from funds legally available therefor, when, as and if declared by the Board of Directors of the Company; (ii) are entitled to share ratably in all of our assets available for distribution to holders of Common Stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive or redemption provisions applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.

         All shares of Common Stock issued and outstanding were fully paid and nonassessable, with no personal liability attaching to the ownership thereof.

Preferred Stock
---------------

         The rights of preferred shareholders is determined at the time a class of preferred stock is issued. Generally, each preferred share is entitled to one vote, either in person or by proxy, on all matters that may be voted upon by the owners thereof at a meeting of the shareholders, including the election of directors. The holders of Preferred Stock (i) have equal, ratable rights to dividends from funds legally available; (ii) are entitled to share preferably in all of our assets available for distribution to holders of Preferred Stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive or redemption provisions applicable thereto; and (iv) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders.


Transfer Agent
--------------

The transfer agent is:         First American Stock Transfer, Inc.
                               PO Box 47700
                               Phoenix, AZ 85068-7700
                               Telephone: (602) 485-1346

Item 6.  Management's Discussion and Analysis Or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto.

--------------------------

         THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING US, OUR BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES POSED BY MANY FACTORS AND EVENTS THAT COULD CAUSE OUR ACTUAL BUSINESS, PROSPECTS AND RESULTS OF OPERATIONS TO DIFFER MATERIALLY FROM THOSE THAT MAY BE ANTICIPATED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY AFFECT SUCH FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION: THE IMPACT OF COMPETITION ON OUR REVENUES, CHANGES IN LAW OR REGULATORY REQUIREMENTS THAT ADVERSELY AFFECT OR PRECLUDE CUSTOMERS FROM USING OUR SERVICES FOR CERTAIN APPLICATIONS; ABILITY TO ACQUIRE ADDITIONAL MEDICAL DIAGNOSTIC IMAGING CENTERS; AND FAILURE BY US TO KEEP PACE WITH EMERGING TECHNOLOGIES.

         WHEN USED IN THIS DISCUSSION AS WELL AS IN OTHER ITEMS IN THIS PROSPECTUS, WORDS SUCH AS "BELIEVES", "ANTICIPATES", "EXPECTS", "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BUT ARE NOT THE EXCLUSIVE MEANS OF IDENTIFYING FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY SUBSEQUENTLY ARISE. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US IN THIS REPORT AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.


Results of Operations
---------------------

The results of operations of the Company for the year ended December 31, 2000 compared to the year ended December 31, 1999 are discussed below and the financial statements concerning operations for these periods are attached in
PART II, Item 7.

Revenues
--------

Presently, Freestar receives income from the manufacturing operation at Sewcal. For the year ended December 31, 2000 gross income totaled $908,524. The Company had no income for the year ended December 31, 1999.

Operating Expenses
------------------

Sales, General and Administrative

Selling, general and administrative costs were $828,639 for the year ended December 31, 2000, as compared to $6,490 for the year ended December 31, 1999. This increase was primarily attributed to the fact that the Company did not have operations during the year 1999 and purchased Socal Logo only in January, 2000.

Net Loss
--------

Our net loss for the year ended December 31, 2000 was ($179,948) as compared to a loss of ($1,490) for the year ended December 31, 1999. The increase in net loss was primarily attributable to the fact that the Company did not commence operations until the year 2000. Loss per common share for the year ended December 31, 2000 was ($0.026) as compared to a ($0.0001) loss per common share for the year ended December 31, 1999, basic and diluted.

Liquidity and Capital Resources
-------------------------------

         To date, we have funded our capital requirements for our current from cash flows from our operations and from equity lines of credit which the Company has available. Our cash position as of December 31, 2000 was $300,999 as compared to $ -0- as of December 31, 1999. During the year 2000, the Company increased its accounts payable from $1,490 to $169,800 mainly as a result of the operations of Socal. Cash flow provided from operating activities decreased to ($21,798). However, the Company received net cash of $750,000 from financing activities which was partially used in the business but resulted in an end of year cash balance of $300,999.

         On May 12, 2000 the Company purchased Sewcal for 900,000 shares of Company common stock valued at $1,950,030 and $800,000 in cash of which only $500,000 has been paid to date. The combination has been accounted for by the purchase method. Accordingly, the Company recorded assets acquired at their fair values. The Company accounted for the acquisition under the purchase method of accounting and recorded a total of $2,829,932 in goodwill, which is being amortized over 15 years.

         In the immediate future, in order to fund our current working capital requirements, expand of our existing operations as well as acquire additional companies for growth, we intend to seek to complete an offering of equity securities. Our ability to obtain additional sources of financing cannot be assured. Our growth is dependent on our ability to obtain such additional funding.

Our Capital Requirements
------------------------

         Our greatest cash requirements during the next two years will be the need for cash to complete the acquisition of Texas Equipment. The Company expects to raise this cash from an equity line. Subsequent to the next twenty-four months, we plan to finance our long-term operations and capital requirements with the profits and funds generated from the revenues from operations and equity lines which are already in place.

Item 7.  Financial Statements


                              FREESTAR TECHNOLOGIES
                                formerly known as
                               Freedom Surf, Inc.

                              FINANCIAL STATEMENTS
                                December 31, 2000



                        TABLE OF CONTENTS

                                                           PAGE

INDEPENDENT AUDITORS' REPORT                               13

BALANCE SHEET - ASSETS                                     14

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY       15

STATEMENT OF OPERATIONS                                    16

STATEMENT OF STOCKHOLDERS' EQUITY                          17

STATEMENT OF CASH FLOWS                                    18

NOTES TO FINANCIAL STATEMENTS                              19

Ludlow & Harrison
a CPA corporation
3545 Camino Del Rio South, Suite D
San Diego, CA 92108

INDEPENDENT AUDITOR'S REPORT

Board of Directors                                                March 31, 2000
Freestar Technologies (The Company)
410 Broadway, 2nd Floor
Laguna Beach, CA 92651

We have audited the Balance Sheet of Freestar Technologies formerly known as Freedom Surf, Inc., (the Company) as of December 31, 2000 and the related Statements of Operations, Stockholders' Equity and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Senior Care Industries, Inc., as of December 31, 2000, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ Ludlow & Harrison

                              FREESTAR TECHNOLOGIES
                                formerly known as
                                FREEDOM SURF, INC.

                                  BALANCE SHEET

                                December 31, 2000


                                     ASSETS


CURRENT ASSETS
Cash                                                                 $  300,399
Accounts Receivable                                                     450,512
Notes Receivable                                                         72,000
Inventory                                                               266,586
Employee Advances                                                         1,500
Prepaid Insurance                                                           851
Prepaid State Income Tax                                                    800
Deposits                                                                 10,000
                                                                     -----------
Total Current Assets                                                  1,103,248

PROPERTY AND EQUIPMENT
Manufacturing Machinery                                                 325,507
Machinery Leases                                                         18,403
Furniture & Fixtures                                                     72,787
Office Equipment                                                         62,109
                                                                     -----------
Total Property and Equipment                                            478,806
Less: Accumulated Depreciation                                         (344,168)
                                                                     -----------
Total Property & Equipment after Depreciation                           134,638

OTHER ASSETS
Security Deposits                                                         6,000
Goodwill                                                              2,758,030
                                                                     -----------
Total Other Assets                                                    2,764,030
                                                                     -----------
TOTAL ASSETS                                                         $4,001,916
                                                                     ===========


                 See accompanying notes to financial statements

                             FREESTAR TECHNOLOGIES
                                formerly known as
                                FREEDOM SURF, INC.

                              LIABILITIES & EQUITY


CURRENT LIABILITIES
Accounts Payable                                                 $   169,800
Notes Payable                                                      1,250,000
Payroll Clearing                                                     (65,581)
Court Ordered Garnishment                                              1,603
Loans Payable-Intercompany                                             6,441
Payroll Taxes Payable                                                 11,435
Accrued State Income Tax                                                (800)
Accrued Sales Tax                                                     14,721
Deposits                                                             300,000
                                                                 ------------
Total Current Liabilities                                          1,687,598

OTHER LIABILITIES
Notes Payable- Corporate Officer                                     622,517
                                                                 ------------
Total Other Liabilities                                              622,517
                                                                 ------------
Total Liabilities                                                  2,310,115

EQUITY
Common Stock, $0.001 par value, authorized 80,000,000
shares; issued and outstanding at 12/31/1999,
6,861,500 common shares                                                6,861
Additional Paid in Capital                                         1,948,167
Retained Earnings-Beginning                                          (83,280)
Net Income (Loss)                                                   (179,947)
                                                                 ------------
Total Stockholders' Equity                                         1,691,801
                                                                 ------------
   TOTAL LIABILITIES & OWNER'S EQUITY                            $ 4,001,916
                                                                 ============


                 See accompanying notes to financial statements

                              FREESTAR TECHNOLOGIES
                                formerly known as
                                FREEDOM SURF, INC.

                             STATEMENT OF OPERATIONS

                                                 1999                    2000
                                                 ----                    ----

    REVENUES
Sales                                                                 $ 908,524

Cost of Sales
Beginning Inventory                                                     266,586
Purchases                                                                42,280
Machinery Leases                                                         19,290
Freight In                                                                  398
Supplies                                                                182,885
Liability Insurance                                                       1,027
Workmen's Compensation                                                   13,844
Utilities                                                                   108
Less: Ending Inventory                                                 (266,586)
                                                                      ----------
Total Cost of Sales                                                     259,834
                                                                      ----------
Gross Profit On Sales                                                   648,691

   COSTS AND EXPENSES

Selling, General and Administrative                  6,490              828,639
                                                 ----------           ----------
     Total Costs and Expenses                        6,490              828,639
                                                 ----------           ----------
     Net Ordinary Income or (Loss)               $  (6,490)           $(179,948)
                                                 ==========           ==========

Weighted average number of common
   shares outstanding                            5,107,667            6,861,500

Net Loss Per Share                                  (0.001)             (0.026)


                 See accompanying notes to financial statements


                                         FREESTAR TECHNOLOGIES
                                          formerly known as
                                          FREEDOM SURF, INC.


                                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                  FOR PERIOD
                                     January 1, 1999 to December 31, 2000

                                                                                  Deficit
                                                                              accumulated
                           Common                  Additional                      during           Total
                            Stock                     paid-in       Donated   development   Stockholder's
                           Shares        Amount       capital       Capital         stage          Equity
                     ------------  ------------  ------------  ------------  ------------  --------------
April 5, 1999          5,000,000      5,000.00              0            0                         5,000
Issued for cash

Net loss                                                                           (6,490)        (6,490)
(inception) to
December 31, 1999
                     ------------  ------------ -------------- ------------  ------------- --------------
Balances as at
December 31, 1999      5,000,000   $     5,000 $            0  $         0   $      6,490) $      (1,490)

Jan. 4, 2000
Issued for Sewcal        900,000           900      1,964,511                                  1,965,411


Issued to Consultants    961,500           961        (10,000)                                    (9,039)

Retained Earnings -
  SoCal                                                                           (83,280)       (83,280)

Net loss
December 31, 2000                                                                (179,947)      (179,801)
                    -------------  ------------ -------------- ------------  ------------- --------------
Balances as at
December 31, 2000      6,681,500   $     6,861  $   1,954,511   $        0   $   (269,717) $   1,691,801


                                See accompanying notes to financial statements


                                        FREESTAR TECHNOLOGIES
                                          formerly known as
                                          FREEDOM SURF, INC.

                                       STATEMENT OF CASH FLOWS
                                           FOR YEAR ENDED


                                                     December 31, 1999     December 31, 2000
                                                     -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Profit (loss)                                         $   (6,490)           $ (179,947)
   Adjustments to reconciled net income
   to net cash provided
 Depreciation Expense                                             -0-                   -0-
 Increase in accounts payable                                   1,490               169,800
 Prepaid Expenses                                                                   (11,651)
                                                           -----------           -----------
      Net cash flow provided by operating activities           (5,000)              (21,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Investing Activities                                              -0-               750,000
                                                           -----------           -----------
      Net cash used by investing activities                       -0-              (470,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock                                       5,000                   -0-
                                                           -----------           -----------
      Net cash provided by financing activities                 5,000                   -0-

      Net increase (decrease) in cash                             -0-               300,999
      Balances as at end of period                                -0-               300,999

Supplemental Disclosure of non-cash investing and financing activities:

The Company acquired the following assets and assumed liabilities for common stock and promissory notes during 2000:

Common stock issued to SOCAL's shareholder                                       $1,950,030
Note payable                                                                        800,000
Liabilities assumed and incurred                                                    467,152
                                                                                 -----------
         Total acquisition cost                                                   3,217,182
Less: Assets acquired                                                               387,250
                                                                                 -----------
Excess of purchase price over net assets acquired                                $2,829,932
                                                                                 ===========


                 See accompanying notes to financial statements

                             FREESTAR TECHNOLOGIES
                 And Subsidiary, Southern California Logo, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2000

NOTE 1 - ACCOUNTING POLICIES AND PROCEDURES

General Accounting Policies
---------------------------

1. Freestar Technologies, formerly known as Freedom Surf, Inc. ("the Company") uses the accrual method of accounting, recording revenues when a transaction occurs where the Company has a reasonable expectation of receiving the revenue.

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

5. The Company's subsidiary, Southern California Logo, Inc. ("SOCAL") has changed its year end to December 31 to conform to the Company's fiscal year end.

Concentration of Credit Risk
----------------------------

The Company provides a credit in the normal course of business to a select group of customers and performs ongoing credit evaluation of such customers. The Company evaluates reserves for potential credit losses based on the Company's historical experience. The Company determines the reserve based on a percentage of total accounts receivable. Management determined that a $6,240 and $2,541 reserve was required for accounts receivable at August 31, 1999 and 1998, respectively.

Inventories
-----------

Inventories are stated at cost determined using the first-in, first-out (FIFO) method, but not in excess of market. Inventories consist of raw materials, work-in process and finished goods. Costs include materials and direct labor.

Property and Equipment
----------------------

Property and equipment are stated at the Company's allocated acquisition cost for the assets acquired and at cost for all new additions. When property and equipment is sold or retired, the cost and related accumulated depreciation are eliminated from the respective accounts and any gain or loss is credited or charged to income. Maintenance and repairs are charged to expense when incurred; expenditures for renewals or betterments are capitalized.

Property and equipment is primarily depreciated using the straight-line method over the estimated useful lives of the related assets or, for leasehold improvements, over the term of the lease, if less. The following are the estimated useful lives:

         Machinery and equipment                3 - 5 years
         Automobiles                                5 years
         Furniture and fixtures                     5 years
         Computer equipment                         5 years
         Leasehold improvements                    10 years

Long-Lived Assets
-----------------

Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment of long-lived assets.

Revenue Recognition
-------------------

Revenues are recognized upon shipment of goods to customers.

Income Taxes
------------

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "ACCOUNTING FOR INCOME TAXES." Under SFAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NOTE 2 - ACQUISITION

On January 4, 2000, the Company acquired all of the issued and outstanding common stock of Southern California Logo, Inc. ["SOCAL"] for 900,000 shares of the Company stock at $2.1667 per share plus $800,000 in a note payable to Rick Songer at an interest rate of prime plus one due on or before July 15, 2000. During the year 2000, a total of $500,000 of the note for $800,000 was paid leaving a balance due of $300,000 which has not been paid. The Company also assumed the outstanding liabilities of SOCAL.

SOCAL was incorporated in October, 1985 and is a leading supplier of high quality, custom embroidered, promotional clothing to the film industry. The company has provided products for over 500 movies including The Rock, Armageddon, Top Gun, Terminator 1 and 2, and many other major films. In the early years, the Company became a top supplier of wardrobe and related products to the motion picture industry. In more recent years, the Company has expanded the customer base into promotional products for many major corporations and has done private labeling for numerous major brands. The company's most recent venture has provided products for the surf and skateboard industry.

This transaction has been accounted for under the purchase method of accounting and the results of operations of SOCAL are included in the historical financial statements from the date of acquisition.

Common stock issued to SOCAL's shareholder                $1,950,030
Note payable                                                 800,000
Liabilities assumed and incurred                             467,152
                                                          -----------
         Total acquisition cost                            3,217,182
Less: Assets acquired                                        387,250
                                                          -----------
Excess of purchase price over net assets acquired         $2,829,932
                                                          ===========
NOTE 3 - INVENTORIES
--------------------

Inventories consisted of the following at December 31, 2000:


         Raw materials                  $ 149,288
            Work-in-process                18,661
         Finished goods                    98,637
                                        ----------
                                        $ 266,586
                                        ==========


Based on a physical inventory taken on August 31, 2000, the Company's total inventories had 56% raw materials, 7% work-in-process, and 37% finished goods. The same allocation percentage was used to allocate the total inventories at December 31, 2000.

NOTE 4 - PROPERTY AND EQUIPMENT/PROPERTY NOT CONSIDERED AS OWNED
----------------------------------------------------------------

At December 31, 2000, property and equipment consists of the following:


         Furniture, fixtures and equipment                   $   105,451
         Embroidery machinery                                    220,570
         Capital lease asset                                      74,693
         Automobile                                               55,732
                                                             ------------
                                                                 456,446
         Less Accumulated Depreciation                          (344,168)
                                                             ------------
        Net Value of Equipment:                                  134,638

It should be noted that the equipment which the Company purportedly purchased from STS de Costa Rica, S.A. during 1999 for 969,000 shares of common stock and a promissory note for $335,000 is considered as never having been purchased for purposes of these financial statements since the property never came into the possession of the Company and because title to the property was surrendered to the original owner, the stock was cancelled and the promissory note cancelled as well. For that reason, the property is considered as not ever having been owned by the Company and the position taken by present management is that title to the said property never passed to the Company.

NOTE 5 - BANK LINE-OF-CREDIT
----------------------------

The Company has a $500,000 line of credit available with a financial institution. The line bears interest at the bank's index rate (national prime as determined by Bank of America of California) plus 1.5% and expires in 2002. It is collateralized by inventories, equipment, accounts receivable and general intangibles. This line is separately guaranteed by the Company's shareholder, Rick Songer.

The line of credit agreement requires maintenance of working capital and debt to net worth ratios. In addition, the agreement contains restrictions regarding adequate insurance, loans and advances. The Company was in compliance with all restrictions as of December 31, 2000.

As of December 31, 2000, the outstanding balance on this credit line was $500,000.


NOTE 6 - NOTE PAYABLE - SHAREHOLDER
-----------------------------------

Shareholder note payable consists of unsecured note, bearing interest at 10% per annum, with principal and interest due after 2002. The balance on this note as of December 31, 2000 was $622,517.

NOTE 7 - CAPITAL LEASE OBLIGATION
---------------------------------

The Company is the lessee of certain equipment (included in property and equipment) under a capital lease which expires during 2001, with effective interest rate of 13.32%. Future minimum lease obligation for the asset under capital lease are as follows:


       Year Ending
         December 31,                                                  2000
       -------------                                             ---------------
         2000                                                            28,326
         2001                                                            28,714
                                                                 ---------------
   Total minimum lease obligations                                       57,040

      Less: interest imputed                                             (7,193)
                                                                 ---------------

      Present value of future minimum lease obligations                  49,847

    Less: current portion                                               (23,061)
                                                                 ---------------

      Noncurrent portion                                         $       26,786
                                                                 ===============

Leased property under capital lease obligations at December 31, 2000 totaled $18,402.

NOTE 8 - INCOME TAXES
---------------------

The following are the components of the provision for income taxes for the year ended December 31, 2000:


             Current:
                Federal                          $   -0-
                State                                800
                                                 --------
                Total                                800


             Deferred:
                  Federal                        $   -0-
                  State                              800
                                                 --------

             Provision for income taxes          $   800

The following is a reconciliation of income tax as the federal statutory rate to the provision for income taxes.

The effective tax rate for the year ended December 31, 2000 differs from the statutory rate primarily as a result of non-deductible goodwill amortization and other miscellaneous items.

Deferred tax assets and liabilities as of December 31, 2000 consist primarily of various reserves and accruals, net operating loss and alternative minimum tax credit carryforwards and depreciation differences.

NOTE 9 - COMMITMENTS

Lease
-----

The Company leases its manufacturing and operating facility under noncancellable operating lease agreement, which expires in October, 2003. This lease agreement has a renewal option for an additional five-year period through 2008. The lease contains clauses requiring the Company to pay taxes, insurance and other operating expenses of the property. The monthly lease payment is $10,418.

Future minimum annual payments required under the noncancellable operating leases, excluding common area maintenance and property taxes, are as follows:


          YEAR ENDING DECEMBER 31
         ------------------------

               2000                                     $       125,016
               2001                                             125,016
               2002                                             125,016
               2003                                             125,016
               2004                                              20,836
                                                        ----------------

                                                        $       520,900
                                                        ================
                                       23

Total rent expense was approximately $127,000 for the year ended December 31, 2000.

NOTE 10 - COMMON STOCK TRANSACTIONS

On April 5, 1999, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended. The Company sold 5,000,000 shares of common stock at a price of $.001 per share for a total amount of $5,000.

On or about December 10, 1999 the Company purchased equipment (the "Equipment") to manufacture neoprene wet suits valued at $5,180,000 by issuing 969,000 shares of the Company's stock and issuing a promissory note in the original principal amount of $335,000. The Company did not obtain a report from a licensed independent appraiser as to the valuation of the Equipment. The Company later defaulted on the purchase of the equipment and all right, title and interest in and to that equipment returned to the seller and the 969,000 shares which were issued in connection with the purchase of that equipment were cancelled.

On May 2, 2000, the Company issued 900,000 shares at $2.1667 per share to acquire SOCAL (see Note 2).

On May 4, 2000, the Company issued 100,000 shares of stock to John Cruickshank of Defined Holding Corporation for work done in lieu of monetary compensation which was registered by the filing of an S-8 Registration Statement on October 20, 2000.

On August 4, 2000, the Company issued 349,000 restricted shares of the Company's Common stock in lieu of cash payments to World Alliance Consulting, Incorporated.

On August 4, 2000, the Company issued 500,000 restricted shares of the Company's Common stock in lieu of cash payments to International Capital Group LLC.

On November 6, 2000, the Company issued 12,500 restricted shares of the Company's Common stock in lieu of cash payments to the Geneva Group.

NOTE 11 - STOCK OPTIONS

On March 15, 2000, the Company granted 4,560,000 stock options at an exercise price of $0.01 to its key employees and service providers considered essential to the continuation of the business.

All of those stock options and any exercise of those stock options which occurred during the year 2000, were cancelled by action of the Board of Directors on February 5, 2001.

NOTE 12 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic loss per share for year ended December 31, 2000 is ($.026)

NOTE 13 - SEGMENT REPORTING

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the parent did not have substantial operations in 2000, and all income is derived from SOCAL, the Subsidiary, detailed information of the reportable segment is not presented.

NOTE 14 - GOING CONCERN

The accompanying financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. As shown in the accompanying financial statements, the Company incurred a net loss of $179,947 for the year ended December 31, 2000 and an accumulated deficit of $83,280.

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

Item 8. Changes in and disagreements with Accountants on Accounting & Financial Disclosures

Freestar reported the following changes in accountants during the calendar year 2000 and subsequently during January and February, 2001:

During March, 2000, Freedom Surf engaged John Spurgeon, CPA as its principal accountant replacing James Slayton who had resigned. The Independent Auditors' Report for the year ended 1999, contained the following:

"The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and has not generated significant revenues from planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

Note 3 to the Financial Statements, as referenced above, reads as follows:

"The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not generated significant revenues from its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern."

Then, John Spurgeon, CPA, rendered his Independent Auditors' Report on the acquisition of Sewcal which was reported in an amended 8-K/A Report filed with the Securities & Exchange Commission on October 26, 2000. That report contained no contained no adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

On February 19, 2001, John Spurgeon, CPA notified the Registrant in writing that he had resigned as the Registrant's principal independent accountant.

The Registrant is unaware of any disagreements with the former accountant, John Spurgeon, CPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused him to make reference to the subject matter of the disagreement(s) in connection with his report;

Part III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Act

         MANAGEMENT

         Our Directors and Executive Officers, on December 31, 2000, and their ages, positions held with the Company, length of time in such positions, and term of office are set forth below:

Name and Age          Current Position       Director Since     Officer Since
------------          ----------------       --------------     -------------
Rick Songer 50        President, Director    Aug.10, 2000       Aug. 10, 2000

David McKenzie 42     Secretary, Director    Nov.17, 1999       Nov. 17, 1999

Both of these officers and directors resigned their positions effective on February 5, 2001 and were replaced by the current officers and directors of the Company on that date:

Name and Age          Current Position       Director Since     Officer Since
------------          ----------------       --------------     -------------
Charles               President, Director    Feb. 5, 2001       Feb. 5, 2001
Cortland Hooper, 52

Arthur F.             Vice President,
Wigand, 57            Director               Feb. 5, 2001       Feb.5, 2001


James L.              Chief Financial
Flippen, 54           Officer, Director      Feb. 5, 2001       Feb. 5, 2001


The following is a biography of each of the current officers and directors:

Charles Cortland Hooper, President, Director

Mr. Hooper is presently President of Rent USA, Inc., a public company, and is also a member of the Board of Directors of that company since August of 2000. >From 1986 until August of 2000, he was the Chief Executive Officer of Mojave Natural Resources in Temecula, California, a company which produces decorative rock and construction aggregate and industrial minerals. From 1978 until 1990, he was also the owner of Old Town Financial in La Jolla, California that developed of shopping centers, office buildings, condominiums, apartments, health clubs, single family homes and ranch estates. He began his career in 1968 with Litton Industries. He was an officer in the U.S. Navy during the Viet Nam war. Mr. Hooper is a graduate of the University of California at Los Angeles with High Honors, has a Master of Science Degree from the U.S. Naval Post Graduate School and has done doctorate work in finance and human behavior. He has also taken a number of continuing education courses in finance, real estate and insurance.

Arthur F. Wigand, Vice President, Director

Mr. Wigand is presently Vice President of Rent USA, Inc., a position which he has held since August, 2000. Prior to coming with Rent USA, Mr. Wigand had been retired since 1998. From 1996 through 1998, he became President of Cubic Communications, a company that had had as its sole customer the United States government. Mr. Wigand assisted the transition from government as the sole customer to commercial applications for the company's products From 1986 to 1989, Mr. Wigand was Vice President of Operations at Compudyne Air Traffic Control in San Diego, California. In 1995, Mr. Wigand became Vice President of Direction Finder Products for product development, customer service, scheduling and profit and loss for the product group establishing a joint venture with Hughes STX to develop and manufacture search and rescue direction finding equipment.

James L. Flippen, Chief Financial Officer, Director

Mr. Flippen is Chief Financial Officer of Rent USA since August, 2000. Prior to coming with Rent USA and since 1997, Mr. Flippen, acted as a consultant specializing in new business development, feasibility studies of acquisitions for quarry development, asphalt plants and batch plants, working on such specific developmental projects as the new San Francisco ball park, the San Francisco BART Airport extension and U.S. Steel hazardous waste clean up. Prior to 1997 and going back for the last several years to 1986, he operated Flippen Engineering, Inc. specializing in sand and gravel mining and recovery and handling the engineering aspects of a number of large development projects including high end residential, commercial and a Robert Trent Jones golf course.

Item 10.  Executive Compensation

         The following table sets forth the Summary Compensation Table for our Chief Executive Officer and the next most highly compensated executive officer other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year. No other compensation not covered in the following table was paid or distributed by the Company to such persons during the period covered.

    Name                    Annual                      Awards          Payouts
& Position                  Comp.
--------------------------------------------------------------------------------------
              Year      Salary    Bonus   Other         Restricted           LTIP    Other
                                          Compensation  Stock      Options

Present Officers and Directors:

Cort Hooper  1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
President,   1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-          -0-    -0-      -0-

Art Wigand   1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Vice Pres.,  1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000        -0-       -0-       -0-          -0-          -0-    -0-      -0-

Art Wigand   1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Chief Fin.,  1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Off., Dir.   2000        -0-       -0-       -0-          -0-          -0-    -0-      -0-

Former Officers and Directors:

Rick Songer  1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
President,   1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     2000      60,000      -0-       -0-          -0-      200,000 ** -0-      -0-

David
McKenzie     1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Vice Pres.,  1999        -0-       -0-       -0-          -0-      500,000 *  -0-      -0-
Director     2000        -0-       -0-       -0-          -0-      200,000 ** -0-      -0-

Raece
Richardson   1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
President,   1999        -0-       -0-       -0-          -0-    4,000,000 *  -0-      -0-
Director     2000        -0-       -0-       -0-          -0-          -0-    -0-      -0-

Holly
Richardson   1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2000        -0-       -0-     40,000         -0-      200,000 ** -0-      -0-

John
Cruickshank  1998        -0-       -0-       -0-          -0-          -0-    -0-      -0-
Director     1999        -0-       -0-       -0-          -0-          -0-    -0-      -0-
             2000      10,000      -0-       -0-          -0-      200,000 ** -0-      -0-
                                                                   100,000 ***


* Raece Richardson received a total of 4,000,000 warrants and David McKenzie received a total of 500,000 warrants which were convertible into common stock in the corporation at any time upon the payment of $.01 per share. These warrants were cancelled by the Board of Directors of Freestar on February 5, 2001. Raece Richardson had converted 2,000,000 warrants in October, 2000 but never paid the option price. The Board of Directors cancelled all shares which had been issued pursuant to the exercise of these warrants for failure to properly exercise the warrants. David McKenzie never attempted to exercise his warrants which have now been cancelled.

** The Board of Directors in August, 2000 authorized the issuance of 200,000 warrants to each of the then members of the Board of Directors. These warrants could be exercised over a period of two years on certain specified option dates. All of these warrants were cancelled by the Board of Directors of Freestar on February 5, 2001 prior to any of them ever being exercised.

*** John Cruickshank received a total of 100,000 shares of common stock for consulting services which he received in lieu of cash during 1999 and 2000 prior to becoming a member of the Board of Directors.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Company presently has no compensation committee.

Audit Committee and Insider Participation
-----------------------------------------

The Company presently has no audit committee.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following sets forth the number of shares of our Common Stock beneficially owned by (i) each person who, as of December 31, 2000, known by us to own beneficially more than five percent (5%) of our Common Stock; (ii) our individual directors and (iii) our officers and directors as a group. As of December 31, 2000, there were a total of 6,861,625 shares of Common Stock issued and outstanding and no shares of preferred stock outstanding.

NAME AND ADDRESS                     AMOUNT AND NATURE OF             PERCENT OF
OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP (1)(2)      CLASS
-------------------                  ---------------------------      ----------
(i)   Rick Songer                       650,000
      Judy Songer                       236,850 Husband & Wife        12.9%
      207 W. 138th Street
      Los Angeles, CA 90006

(ii)  Individual Directors              None

      Former Director                   100,000                        1.45%
      John Cruickshank
      410 Broadway, Suite 204
      Laguna Beach, CA 92651

(iii) Officers and Directors
      as a group                        None


(1) All ownership is beneficial and of record, unless indicated otherwise and includes shares issuable upon exercise of outstanding options, warrants or other common stock equivalents which are exercisable within 60 days.

(2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3) There were no transactions, or series of transactions, during fiscal 1999 or 2000, nor are there any currently proposed transactions, or series of transactions, to which we are a party, in which the amount exceeds $60,000, and in which to our knowledge any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, has or will have any direct or indirect material interest.

Item 12.  Certain Relationships and Related Transactions

In the last three years, we have made transactions with our common stock for cash, services, and acquisitions which were not registered under the Securities Act of 1933.

We have issued stock for services rendered for investor relations and other consulting services which were performed by Geneva Group, Inc. 12,500 shares of common stock were issued on November 11, 2000 in lieu of cash payments or in addition to cash payments in certain circumstances.

Additionally, we have issued stock for services for services rendered for investor relations and other consulting services which were performed by World Alliance Consulting, Inc. 349,000 shares of common stock were issued on September 1, 2000 in lieu of cash payments.

Finally, on August 4, 2000, we issued stock for consulting services rendered by International Capital Group, LLC which resulted in the issuance of 500,000 shares of common stock in lieu of cash payments.

Additionally, we have issued stock to acquire assets as follows:

On May 12, 2000, the Company completed the purchase of Southern California Logo, Inc. in exchange for 900,000 shares of common stock which was issued to the prior shareholders of that company, Rick & Judy Songer who gave a portion of the shares to their long time employees.

In all of the transactions shown above, the issuance, delivery and sale of our common stock was made pursuant to the asset exchange exemption within the meaning of Section 4(2) of the Act; and we have issued stop transfer orders concerning the transfer of certificates representing all the common stock issued and outstanding as reported above.

We have issued our common stock for services to our employees and others as follows:


Name              Date of Issuance       Number of Shares      Value of Shares at Issuance
--------------    ----------------       ----------------      ---------------------------
John Cruickshank  May 4, 2000           100,000                $10,000

International     Aug. 4, 2000          500,000                $50,000
Capital Group

World Alliance    Aug. 4, 2000          349,000                $34,900
Consulting

Geneva Group      Nov. 11, 2000          12,500                $12,500


The Board of Directors cancelled warrants, options and common stock issued to former officers and directors as follows:

Raece Richardson received a total of 4,000,000 warrants and David McKenzie received a total of 500,000 warrants which were convertible into common stock in the corporation at any time upon the payment of $.01 per share. These warrants were cancelled by the Board of Directors of Freestar on February 5, 2001. Raece Richardson had converted 2,000,000 warrants in October, 2000 but never paid the option price. The Board of Directors cancelled all shares which had been issued pursuant to the exercise of these warrants for failure to properly exercise the warrants or to pay the option price. David McKenzie never attempted to exercise his warrants which have now been cancelled.

The Board of Directors in August, 2000 authorized the issuance of 200,000 warrants to each of the then members of the Board of Directors, Rick Songer, David McKenzie, Holly Richardson and John Cruickshank. These warrants could be exercised over a period of two years on certain specified option dates. All of these warrants were cancelled by the Board of Directors of Freestar on February 5, 2001 prior to any of them ever being exercised.

Additionally, it was discovered by the Board of Directors in February, 2001 that Raece Richardson had caused stock to be issued without the approval of the Board of Directors and without authority to various friends and acquaintances. All of these shares were cancelled by the Board on February 5, 2001. The total number of 3,152,750 common shares were cancelled as a result of this inquiry including the reversal of the shares held by Raece Richardson which had resulted from exercised warrants.

Item 13.  Exhibits and Reports on Form 8-K

The following Reports were filed by Freestar formerly known as Freedom Surf on Form 8-K during the last six months of the calendar year 2000 and during the first quarter of 2001 which are incorporated by reference:

        a. An 8-K Report reporting a change in officers and directors which was filed on August 11, 2000 which reported that Raece Richardson had resigned as President and that Rick Songer had been named as President and director and that John Cruickshank and Holly Richardson had also been named as Directors;

        b. An 8-K/A Report filed on September 29, 2000 amending the 8-K Report filed on the purchase by the Company of Southern California Logo, Inc. which had been previously filed on May 15, 2000. The 8-K/A Report filed on September 29, 2000 contained what purported to be audited Financial Statements by John Spurgeon, CPA which were inadvertently filed without the auditor's signed opinion letter. As a result, the public was asked to disregard that filing in an amended 8-K/A Report filed on October 26, 2000.

       c. An 8-K/A Report filed on November 1, 2000 containing the audited financial statements of Southern California Logo, Inc. and reporting the sale of Southern California Logo, Inc. to Freedom Surf, Inc.

       d. An 8-K Report filed on December 1, 2000 reporting that Freedom Surf had defaulted on the payment for equipment which it originally purchased in November, 1999 from STS de Costa Rica, S.A. which Freedom Surf had valued at $5,180,000.

       e. An 8-K Report filed on February 6, 2001 reporting that the last remaining officers and directors, Rick Songer and David McKenzie had resigned effective February 5, 2001 and that three new directors had been elected to replace them, Charles Cortland Hooper, Arthur F. Wigand and James L. Flippen.

       f. An 8-K Report filed on February 20, 2001 reporting that the Company had changed its name from Freedom Surf, Inc. to Freestar Technologies and that the Board of Directors had authorized a one (1) for four (4) reverse split of the common stock in the Company to take place on February 22, 2001.

   SIGNATURES


         Pursuant to the requirements of the Securities Act of 1933, Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10K-SB and has duly caused this Annual Report to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Los Angeles, State of California, on this 15th day of March, 2001.

          FREESTAR TECHNOLOGIES

          By: /s/ Charles Cortland Hooper          By: /s/ Arthur F. Wigand
          -------------------------------          ---------------------------
          Chief Executive Officer                  Chief Financial Officer
          & Director                               & Director


          By: /s/ James L. Flippen
          ---------------------------
          Vice President
          Director