Form 10QSB
period 2001-03-31
FREESTAR TECHNOLOGIES
filed 2001-05-07
CIK 1102301

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (Mark  One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from         to
                                  ---------  ---------

                          Commission File No. 000-28749

                              FREESTAR TECHNOLOGIES

                 (Name of Small Business Issuer in Its Charter)

             Nevada                                          88-0446457
  (State or Other Jurisdiction of                           (IRS Employer
  Incorporation or Organization)                        Identification Number)

         207 W. 138th Street
           Los Angeles, CA                                      90006
(Address of Principal Executive Offices)                       (Zip Code)

                                 (310) 352-3300
                           (Issuer's Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period of time that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity as of March 31, 2000: Common stock 6,861,500 shares, Preferred Stock 0 shares

Transitional Small Business Disclosure Format

(Check one):       Yes  [ ]  No  [x]

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
                                                                   PAGE
                                                                   ----
Item 1. Financial Statements.....................................  3/15

Item 2. Plan of Operation........................................  16

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................  21

Item 2. Changes in Securities....................................  22

Item 3. Defaults Upon Senior Securities..........................  23

Item 4. Submission of Matters to a Vote of Security Holders......  23

Item 5. Other Information........................................  23

Item 6. Exhibits and Reports on Form 8-K.........................  26

SIGNATURES.......................................................  26

                              FREESTAR TECHNOLOGIES
                              FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001

                                TABLE OF CONTENTS

                                                           PAGE

BALANCE SHEET - ASSETS                                      4

BALANCE SHEET - LIABILITIES AND SHAREHOLDER'S EQUITY        5

STATEMENT OF OPERATIONS                                     6

STATEMENT OF CASH FLOWS                                     7

NOTES TO FINANCIAL STATEMENTS                               8

                              FREESTAR TECHNOLOGIES
                                  Balance Sheet
                                 March 31, 2001

                                     ASSETS

CURRENT ASSETS
    Cash                                                            $   189,456
    Accounts receivable                                                 512,612
    Notes Receivable                                                     72,000
    Inventory                                                           366,585
    Employee advance                                                      1,500
    Prepaid Insurance                                                       851
    Prepaid State Income Tax                                                800
    Deposits                                                             10,000
                                                                    ------------
    TOTAL CURRENT ASSETS                                              1,153,804

PROPERTY AND EQUIPMENT
    Manufacturing Machinery                                             325,507
    Machinery Leases                                                      2,296
    Furniture & Fixtures                                                 72,787
    Office Equipment                                                     62,109
                                                                    ------------
                                                                        462,699
    Less: accumulated depreciation                                     (357,346)
                                                                    ------------
    TOTAL PROPERTY & EQUIPMENT                                          105,353

OTHER ASSETS
    Security Deposits                                                     6,000
    Goodwill                                                          2,758,030
                                                                    ------------
    TOTAL OTHER ASSETS                                                2,764,030

                                                                    ------------
TOTAL ASSETS                                                        $ 4,023,187
                                                                    ============

                See accompanying notes to financial statements

                              FREESTAR TECHNOLOGIES
                                  Balance Sheet
                                 March 31, 2001

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable & accrued expenses                             $   158,262
    Notes Payable                                                       750,000
    Payroll Clearing                                                    (75,581)
    Taxes Payable                                                        12,714
    Deposits                                                            150,000
                                                                    ------------
    TOTAL CURRENT LIABILITIES                                           995,395

LONG-TERM LIABILITIES
    Notes payable-Community Bank                                        225,000
    Notes payable-Corporate Officer                                     394,866
                                                                    ------------
    TOTAL LONG TERM LIABILITIES                                         619,866
                                                                    ------------
    TOTAL LIABILITIES                                                 1,515,261

STOCKHOLDERS' EQUITY

    Common stock, $.001 par value, 80,000,000 shares authorized,
      6,861,500 shares issued and outstanding                             6,861
    Paid in capital                                                   2,458,698
    Retained Earnings-Beginning                                        (263,227)
    Net Profit (Loss)                                                   305,594
                                                                    -----------
    TOTAL STOCKHOLDERS' EQUITY                                        2,507,926
                                                                    -----------
TOTAL LIABILITIES & OWNER'S EQUITY                                  $ 4,023,187
                                                                    ============

                See accompanying notes to financial statements

                              Freestar Technologies
                                Income Statement

                                          Three Months Ended
                                               March 31,
                                       2001             2000
                                   -------------    -------------

SALES                              $    747,427     $    475,508

COST OF SALES                            85,281           20,685
                                   -------------    -------------
GROSS PROFIT                            662,146          454,643

OPERATING EXPENSES
    Selling,
    General and administrative          199,261          105,985
                                   -------------    -------------
TOTAL OPERATING EXPENSES                199,261          105,985
                                   -------------    -------------

OPERATING INCOME                        462,885          348,658

INCOME BEFORE INCOME TAX                462,885          348,658

PROVISION FOR INCOME TAX               (157,381)        (118,543)
                                   -------------    -------------

NET INCOME                         $    305,594     $    230,515
                                   =============    =============

EARNINGS PER SHARE - BASIC         $      0.045     $      0.045
                                   =============    =============

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                6,861,500        5,107,667

                See accompanying notes to financial statements


                              FREESTAR TECHNOLOGIES
                            Statements of Cash Flows

                                                                        Three Months Ended
                                                                            March 31,
                                                                      2001            2000
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                             $   305,594     $   230,515
    (Increase) decrease in accounts receivable                        (62,500)       (377,166)
    (Increase) decrease in inventory                                 (100,001)       (425,338)
    Increase (decrease) in accounts payable and accrued expense       (18,462)         60,176
    Increase (decrease) in payroll clearing                           (10,000)
    Increase (decrease) in Deposits                                  (150,000)
    Increase (decrease) in Taxes Payable                              158,588           7,303
    Increase (decrease) in Sales Tax Payable                          (11,351)
    Increase (decrease) in Notes Payable-corporate officer           (227,651)
    Depreciation                                                      (18,462)
                                                                  ------------    ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (111,543)       (464,510)

CASH FLOWS FROM INVESTING ACTIVITIES                                        -
    Acquisition of Equipment                                                          172,020
                                                                  ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                                                 172,020

CASH FLOWS FROM FINANCING ACTIVITIES                                        -
    Increase (decrease) in Loans Payable                                              292,490
                                                                  ------------    ------------
NET CASH USED BY FINANCING ACTIVITIES                                       -         290,703
                                                                  ------------    ------------
NET INCREASE (DECREASE) IN CASH                                      (111,543)          1,787

CASH BALANCE, BEGINNING OF PERIOD                                     300,999               -
                                                                  ------------    ------------
CASH BALANCE, END OF PERIOD                                       $   189,456     $     1,787
                                                                  ============    ============

SUPPLEMENTAL DISCLOSURES
    Cash paid during the period for interest                      $   (18,546)    $   (17,958)
                                                                  ============    ============
    Cash paid during the period for income tax                    $         -     $         -
                                                                  ============    ============

                            See accompanying notes to financial statements

                              FREESTAR TECHNOLOGIES

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                 March 31, 2001

                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES AND PROCEDURES
-------------------------------------------

General Policies & Procedures
-----------------------------

1. Freestar Technologies ("the Company") uses the accrual method of accounting, recording revenues when a transaction occurs where the Company has a reasonable expectation of receiving the revenue.

2. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

3. The costs of equipment is depreciated over the estimated useful life of the asset utilizing the straight-line method of depreciation.

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

5. The Company had a net operating loss carry forward as of December 31, 2000. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued. The Company's marginal tax rate is 34%. The Company's effective tax rate is 0% due to the tax loss carry forward.

6. The Company's subsidiary, Southern California Logo, Inc. ("SOCAL") has changed its year end to December 31 to conform to the Company's fiscal year end.

                              FREESTAR TECHNOLOGIES

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                 March 31, 2001

                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES & PROCEDURES, CONTINUED
----------------------------------------------------

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

         Machinery and equipment                3 - 5 years
         Automobiles                                5 years
         Furniture and fixtures                     5 years
         Computer equipment                         5 years
         Leasehold improvements                    10 years

                              FREESTAR TECHNOLOGIES

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                 March 31, 2001

                                   (Unaudited)

NOTE 1 - ACCOUNTING POLICIES & PROCEDURES, CONTINUED
----------------------------------------------------

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

                              FREESTAR TECHNOLOGIES

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                 March 31, 2001

                                   (Unaudited)

NOTE 2 - ACQUISITION, CONTINUED
-------------------------------

This transaction has been accounted for under the purchase method of accounting and the results of operations of SOCAL are included in the historical financial statements from the date of acquisition.

Common stock issued to SOCAL's shareholder                $1,950,030
Note payable                                                 800,000
Liabilities assumed and incurred                             467,152
                                                          -----------
         Total acquisition cost                            3,217,182
Less: Assets acquired                                        387,250
                                                          -----------
Excess of purchase price over net assets acquired         $2,829,932
                                                          ===========
NOTE 3 - INVENTORIES
--------------------

Inventories consisted of the following at March 31, 2001:

         Raw materials                  $ 205,288
         Work-in-process                   25,661
         Finished goods                   135,636
                                        ----------

                                        $ 366,585
                                        ==========

Based on a physical inventory taken on August 31, 2000, the Company's total inventories had 56% raw materials, 7% work-in-process, and 37% finished goods. The same allocation percentage was used to allocate the total inventories at March 31, 2001.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

At March 31, 2001, property and equipment consists of the following:

         Furniture, fixtures and equipment                   $   105,451
         Embroidery machinery                                    220,570
         Capital lease asset                                      74,693
         Automobile                                               55,732
                                                             ------------
                                                                 456,446
         Less Accumulated Depreciation                          (351,093)
                                                             ------------
        Net Value of Equipment:                                  105,353

                              FREESTAR TECHNOLOGIES

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                 March 31, 2001

                                   (Unaudited)

NOTE 5 - BANK LINE-OF-CREDIT
----------------------------

The Company has a $300,000 line of credit available with a financial institution. The line bears interest at the bank's index rate (national prime as determined by Bank of America of California) plus 1.5% and expires in 2002. It is collateralized by inventories, equipment, accounts receivable and general intangibles. This line is separately guaranteed by the Company's shareholder, Rick Songer.

The line of credit agreement requires maintenance of working capital and debt to net worth ratios. In addition, the agreement contains restrictions regarding adequate insurance, loans and advances. The Company was in compliance with all restrictions as of March 31, 2001.

As of March 31, 2001, the outstanding balance on this credit line was $225,000.

NOTE 6 - NOTE PAYABLE - SHAREHOLDER
-----------------------------------

Shareholder note payable consists of unsecured note, bearing interest at 10% per annum, with principal and interest due after 2002. The balance on this note as of March 31, 2001 was $394,866. The amount due to the shareholder as of December 31, 2001 was $662,217 which represents a reduction of $227,651 during the first quarter of 2001.

NOTE 7 - CAPITAL LEASE OBLIGATION
---------------------------------

The Company is the lessee of certain equipment (included in property and equipment) under a capital lease which expires during 2001, with effective interest rate of 13.32%. Future minimum lease obligation for the asset under capital lease are as follows:

       Year Ending
         December 31,                                                  2000
       -------------                                             ---------------
         2000                                                    $       28,326
         2001                                                            28,714
                                                                 ---------------
   Total minimum lease obligations                                       57,040
      Less: interest imputed                                             (7,193)
                                                                 ---------------
      Present value of future minimum lease obligations                  49,847
    Less: current portion                                               (23,061)
                                                                 ---------------
      Noncurrent portion                                         $       26,786
                                                                 ===============

                              FREESTAR TECHNOLOGIES

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                 March 31, 2001

                                   (Unaudited)



NOTE 8 - COMMITMENTS
--------------------

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

Future minimum annual payments required under the noncancellable operating leases, excluding common area maintenance and property taxes, are as follows:

          YEAR ENDING DECEMBER 31

               2001                                     $       125,016
               2002                                             125,016
               2003                                             125,016
               2004                                              20,836
                                                        ----------------

                                                        $       520,900
                                                        ================

Total rent expense was approximately $31,254 for the quarter ended March 31, 2001.

                              FREESTAR TECHNOLOGIES

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                 March 31, 2001

                                   (Unaudited)

NOTE 9 - COMMON STOCK TRANSACTIONS
-----------------------------------

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

NOTE 10 - STOCK OPTIONS

On March 15, 2000, the Company granted 4,560,000 stock options at an exercise price of $0.01 to its key employees and service providers considered essential to the continuation of the business.

All of those stock options and any exercise of those stock options which occurred during the year 2000, were cancelled by action of the Board of Directors on February 5, 2001.

                              FREESTAR TECHNOLOGIES

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                 March 31, 2001

                                   (Unaudited)

NOTE 11 - EARNINGS (LOSS) PER SHARE
-----------------------------------

Earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic income per share for the quarter ended March 31, 2001 is $0.003.

NOTE 12 - SEGMENT REPORTING
---------------------------

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

Item 2 - Management's Discussion & Analysis or Plan of Operation

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

The Company's second division is not operational as of the end of the first quarter of 2001.

The third division will be known as Freestar Techonology Systems and results from the grant of a license from Turbonique, Inc. and focuses on developing advanced micro- turbine technology to meet the demand for improved efficiency and performance in the automotive transportation, power and pump markets. This division also was not operational at the end of the first quarter of 2001.

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

Significant Events During the Year 2000 and Subsequent
Events During First Quarter of 2001
------------------------------------------------------

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

Results of Operations
---------------------

The results of operations of the Company for the period ended March 31, 2001 compared to the period ended March 31, 2000 are discussed below.

Revenues
--------

Presently, Freestar receives income from the manufacturing operation at Sewcal. For the three month period ended March 31, 2001 gross income totaled $747,427. This contrasted with gross income of $475,508 for the same period last year.

Operating Expenses
------------------

Sales, General and Administrative:

Selling, general and administrative costs for the period ended March 31, 2001 totaled $199,261 whereas for the same period ended March 31, 2000, those expenses totaled $105,985.

Interest Expense:

Interest expense for the period ended March 31, 2001 was a credit of $(18,546) after credit for interest earned on deposits of $300,000 which Freestar maintains as additional collateral for its credit line. Interest expense for the same period ended March 31, 2000 also ended in a credit of $(17,958).

Net Profit
----------

Our net operating income before taxes for the period ended March 31, 2001 was $462,885 as compared to a net operating income before taxes of $348,658 for the same period ended March 31, 2000. This translates to a net operating income per share of $0.045 per share, basic and diluted, for the period ended March 31, 2001 and $0.045, basic and diluted for the period ended March 31, 2000. It should be noted, however, that the Company had a net loss on operations for the year ended December 31, 2000 of $(179,947) as a result of other operations not related to its sewing operations at SoCal Logo. Also, the business of SoCal is highly seasonal with high gross sales during the early months of the year and lower gross sales toward the end of the year. For that reason, the quarterly results are not necessarily reflective of the results which the Company may have when annualized.

Liquidity and Capital Resources
-------------------------------

To date, we have funded our capital requirements for our current from cash flows from our operations and from equity lines of credit which the Company has available. Our cash position as of March 31, 2001 was $339,456 as compared to $1,787 for the same period ended March 31, 2000. The increase in cash came mainly from the $300,000 deposit of cash maintained as additional collateral for the Company's credit line and from increased cash flow during the first quarter of 2001. Cash flow provided by operating activities increased by $38,457 during the period from December 31, 2000 to March 31, 2001 increasing the balance of cash from $300,999 as of December 31, 2000 to $339,456 as of March 31, 2001. During the quarter, the Company received no funds from either investing or financing activities.

Our Capital Requirements
------------------------

During the next two years, we plan to finance our long-term operations and capital requirements with the profits and funds generated from the revenues from operations and equity lines which we intend to obtain during that period.

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

Name Change:
------------

On February 14, 2001, the Secretary of State of the State of Nevada accepted an Amendment to the Articles of Incorporation of the Registrant changing its name from Freedom Surf, Inc. to Freestar Technologies.

Additionally, the Board of Directors implemented a reverse stock split of 1 share of common stock for each 4 shares owned. The reverse split is to become effective on February 22, 2001. The reverse split was authorized by the Board of Directors at a special meeting held on February 5, 2001 pursuant to Section
78.207 of the Nevada Revised Statutes which provides in pertinent part as follows:

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

Change of Directors and Officers:
---------------------------------

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

The positions of each of them, their ages and other information follows:

Name and Age          Current Position       Director Since     Officer Since
------------          ----------------       --------------     -------------
Charles               President, Director    Feb. 5, 2001       Feb. 5, 2001
Cortland Hooper, 52

Arthur F.             Chief Financial Officer,
Wigand, 57            Director               Feb. 5, 2001       Feb.5, 2001

James L.              Vice President,
Flippen, 54           Director               Feb. 5, 2001       Feb. 5, 2001

The following is a biography of each of the current officers and directors:

Charles Cortland Hooper, President, Director

From 1986 until August of 2000, he was the Chief Executive Officer of Mojave Natural Resources in Temecula, California, a company which produces decorative rock and construction aggregate and industrial minerals. In August of 2000, he became President of Rent USA, Inc., a heavy duty construction equipment rental company. He left that company to become President of Freestar Technologies in February, 2001. From 1978 until 1990, he was also the owner of Old Town Financial in La Jolla, California that developed of shopping centers, office buildings, condominiums, apartments, health clubs, single family homes and ranch estates. He began his career in 1968 with Litton Industries. He was an officer in the U.S. Navy during the Viet Nam war. Mr. Hooper is a graduate of the University of California at Los Angeles with High Honors, has a Master of Science Degree from the U.S. Naval Post Graduate School and has done doctorate work in finance and human behavior. He has also taken a number of continuing education courses in finance, real estate and insurance.

Arthur F. Wigand, Chief Financial Officer, Director

Mr. Wigand briefly acted as a Vice President of Rent USA from August, 2000 until February of 2001 when he came to Freestar Technologies to become its Chief Financial Officer. He had been retired since 1998. From 1996 through 1998, he became President of Cubic Communications, a company that had had as its sole customer the United States government. Mr. Wigand assisted the transition from government as the sole customer to commercial applications for the company's products From 1986 to 1989, Mr. Wigand was Vice President of Operations at Compudyne Air Traffic Control in San Diego, California. In 1995, Mr. Wigand became Vice President of Direction Finder Products for product development, customer service, scheduling and profit and loss for the product group establishing a joint venture with Hughes STX to develop and manufacture search and rescue direction finding equipment.

James L. Flippen, Vice President, Director

For a brief time from August, 2000 until February, 2001, Mr. Flippen was a Vice President of Rent USA. In February, 2001, he became a Vice President and Director of Freestar Technologies, acting only on an as needed basis and without a permanent salary. Prior to coming with Rent USA and since 1997, Mr. Flippen, acted as a consultant specializing in new business development, feasibility studies of acquisitions for quarry development, asphalt plants and batch plants, working on such specific developmental projects as the new San Francisco ball park, the San Francisco BART Airport extension and U.S. Steel hazardous waste clean up. Prior to 1997 and going back for the last several years to 1986, he operated Flippen Engineering, Inc. specializing in sand and gravel mining and recovery and handling the engineering aspects of a number of large development projects including high end residential, commercial and a Robert Trent Jones golf course.

Item 6 - Exhibits and Reports on Form 8-K

The following Reports were filed by Freestar formerly known as Freedom Surf on Form 8-K during the three month period ended March 31, 2001:

       a. An 8-K Report filed on February 6, 2001 reporting that the last remaining officers and directors, Rick Songer and David McKenzie had resigned effective February 5, 2001 and that three new directors had been elected to replace them, Charles Cortland Hooper, Arthur F. Wigand and James L. Flippen.

       b. An 8-K Report filed on February 20, 2001 reporting that the Company had changed its name from Freedom Surf, Inc. to Freestar Technologies and that the Board of Directors had authorized a one (1) for four (4) reverse split of the common stock in the Company to take place on February 22, 2001.

       c. An 8-K/A Report filed on March 13, 2001 reporting a change in the Company's principal auditor.

   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10Q-SB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Los Angeles, State of California, on this 4th day of May, 2001.

          FREESTAR TECHNOLOGIES

          By:/s/ Charles Cortland Hooper
          -------------------------------
          Chief Executive Officer
          & Director