Form 10QSB
period 2001-06-30
FREESTAR TECHNOLOGIES
filed 2001-08-09
CIK 1102301

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from         to
                                  ---------  ---------

                          Commission File No. 000-28749

                              FREESTAR TECHNOLOGIES

                 (Name of Small Business Issuer in Its Charter)

             Nevada                                          88-0446457
  (State or Other Jurisdiction of                           (IRS Employer
  Incorporation or Organization)                        Identification Number)

16130 Ventura Blvd., Suite 600
Encino, CA                                                        91436
(Address of Principal Executive Offices)                       (Zip Code)

                                 (818) 907-3353
                           (Issuer's Telephone Number)

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

(Check one):       Yes  [ ]  No  [x]

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION
                                                                   PAGE
                                                                   ----
Item 1. Financial Statements.....................................  3/10

Item 2. Plan of Operation........................................  11

PART 11- OTHER INFORMATION

Item 1. Legal Proceedings........................................  15

Item 2. Changes in Securities....................................  16

Item 3. Defaults Upon Senior Securities..........................  17

Item 4. Submission of Matters to a Vote of Security Holders......  17

Item 5. Other Information........................................  17

Item 6. Exhibits and Reports on Form 8-K.........................  18

SIGNATURES.......................................................  18

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

                              FREESTAR TECHNOLOGIES
                                  BALANCE SHEET
                                     ASSETS

CURRENT ASSETS                              June 30, 2001        June 30, 2000
                                              (Unaudited)          (Unaudited)
                                             -------------        -------------
                                           (Unconsolidated)      (Consolidated)

Cash                                                 0.00            71,340.00
Accounts Receivable                                  0.00           433,163.00
Employee Advances                                    0.00             1,500.00
Inventory                                            0.00            54,633.00
Prepaid Expenses                                     0.00             1,651.00
                                             -------------        -------------
Total Current Assets                                 0.00           562,287.00
                                             -------------        -------------

PROPERTY AND EQUIPMENT

Furniture, fixtures and equipment                    0.00           105,451.00
         Embroidery machinery                        0.00           220,570.00
         Capital lease asset                         0.00            74,693.00
         Automobile                                  0.00            55,732.00
                                             -------------        -------------
                                                                    456,446.00
         Less Accumulated Depreciation               0.00          (351,093.00)
                                             -------------        -------------
        Net Value of Equipment:                      0.00           105,353.00

OTHER ASSETS

Security Deposits                                    0.00             6,000.00
Goodwill                                             0.00         2,758,030.00
                                             -------------        -------------
Total Other Assets                                   0.00         2,764,030.00
                                             -------------        -------------
TOTAL ASSETS                                         0.00         3,431,670.00
                                             =============        =============

                 See accompanying notes to financial statements

                              FREESTAR TECHNOLOGIES

                                  BALANCE SHEET

                              LIABILITIES & EQUITY


CURRENT LIABILITIES                         June 30, 2001          June 30, 2000
                                             (Unaudited)            (Unaudited)
                                           --------------         --------------
Accounts Payable                                    0.00             193,511.00
Accrued Expenses                                    0.00              37,003.00
Income Taxes Payable                                0.00                 800.00
Line of Credit                                      0.00             445,000.00
                                           --------------         --------------
Total Current Liabilities                           0.00             676,314.00

OTHER LIABILITIES

Long Term Liabilities
Notes Payable                                 750,000.00             567,334.00
                                           --------------         --------------
Total Other Liabilities                       750,000.00             567,334.00
                                           --------------         --------------
Total Liabilities                             750,000.00           1,243,648.00

   EQUITY
Common Stock, $0.001 par value,
  authorized 20,000,000
  shares; issued and outstanding at
 6/30/2000, 5,969,000 common shares                                    5,969.00
Issued and outstanding at
 6/30/2001, 6,861,500 common shares             6,861.00
Additional Paid in Capital                   (299,228.00)          2,432,031.00
Retained Earnings (Deficit)                  (457,633.00)           (249,978.00)
                                           --------------         --------------
Total Stockholders' Equity                          0.00           2,188,022.00
                                           --------------         --------------
   TOTAL LIABILITIES & OWNER'S EQUITY               0.00           3,431,670.00
                                           ==============         ==============

                 See accompanying notes to financial statements


                              FREESTAR TECHNOLOGIES

                             STATEMENT OF OPERATIONS
                                    Unaudited

    REVENUE                          Three Months     Six Months       Three Months      Six Months
                                         Ended           Ended            Ended            Ended
                                     June 30, 2001    June 30, 2001    June 30, 2000    June 30, 2000
                                     --------------  --------------   --------------    -------------
Sales                                    747,427.00      747,427.00       970,050.00    1,445,559.00
                                     --------------  --------------   --------------    -------------
Total Sales                              747,427.00      747,427.00       970,050.00    1,445,559.00
Less: Cost of Goods Sold                 (85,281.00)     (85,281.00)     (759,193.00)  (1,233,801.00)
                                     --------------  --------------   --------------    -------------
Gross Profit on Sales                    662,146.00      662,146.00       210,857.00      211,758.00

SELLING EXPENSES                                                          (17,676.00)     (27,966.00)

GENERAL & ADMINISTRATIVE EXPENSES       (199,261.00)    (199,261.00)     (151,411.00)    (247,106.00)
                                     --------------  --------------   --------------    -------------
NET PROFIT (LOSS) FROM OPERATIONS        462,885.00      462,885.00        41,711.00      (63,314.00)
                                     --------------  --------------   --------------    -------------
OTHER INCOME (EXPENSES)
Other Income                                   0.00            0.00             7.00            7.00
 Interest Expenses                             0.00            0.00     (   7,729.00)    ( 25,680.00)
                                     --------------  --------------   --------------    -------------
NET INCOME (LOSS) BEFORE TAXES           462,885.00      462,885.00        36,049.00      (89,793.00)
Less: Provision for Income Tax          (157,381.00)    (157,381.00)            0.00            0.00
                                     --------------  --------------   --------------    -------------
NET INCOME (LOSS)                        305,594.00      305,594.00        36,049.00      (89,793.00)
                                     ==============  ==============   ==============    =============

Net Income (Loss) Per Share                 0.045            0.045             0.006          (0.015)

Weighted average number of common
   shares outstanding                   6,681,500        6,681,500         5,969,000       5,969,000



                 See accompanying notes to financial statements

                              FREESTAR TECHNOLOGIES

                             STATEMENT OF CASH FLOWS
                                    Unaudited


                                                        Three months ended
                                                  June 30, 2001    June 30, 2000
                                                 --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Profit (loss) from operations                   305,594.00      (89,793.00)
  (Increase) Decrease in Accounts Receivable         189,456.00
  (Increase) Decrease in Notes Receivable             72,000.00
  (Increase) Decrease in Inventory                   366,585.00
  (Increase) Decrease in Other Current Assets         13,151.00
   Increase (Decrease) in Accounts Payable          (158,262.00)     232,334.00
   Increase (Decrease) in Notes Payable             (750,000.00)
   Increase (Decrease) in Taxes Payable              (12,714.00)
   Increase (Decrease) in Deposits                  (150,000.00)
                                                 --------------   --------------
 Net Cash Provided by Operating Activities          (124,190.00)     142,541.00

CASH FLOWS FROM INVESTING ACTIVITIES
 (Acquisition) Discontinuance of Business            554,600.00     (516,201.00)
                                                 --------------   -------------
 Net Cash Provided by Investing Activities                          (516,201.00)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Lines of Credit              (225,000.00)     445,000.00
Increase (Decrease) in Loans to Officers            (394,866.00)
                                                 --------------   --------------
      Net cash provided by financing activities     (619,866.00)     445,000.00


      Net increase (decrease) in cash               (189,456.00)      71,340.00

      Cash at beginning of period                    189,456.00            0.00
                                                 --------------   --------------
      Balances as at end of period                         0.00       71,340.00

SUPPLEMENTAL DISCLOSURES Cash paid for:
 Interest Paid                                             0.00       35,687.00
 Income Tax Paid                                           0.00            0.00

                 See accompanying notes to financial statements

                              FREESTAR TECHNOLOGIES

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                  June 30, 2001

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


4. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "ACCOUNTING FOR INCOME TAXES." Under SFAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                              FREESTAR TECHNOLOGIES

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                  June 30, 2001

                                   (Unaudited)

NOTE 2 - ACQUISITION & SUBSEQUENT DISPOSITION OF SOCAL LOGO
-----------------------------------------------------------

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

Then on April 30, 2001, the Board of Directors entered into a settlement agreement with Rick & Judy Songer under the terms of which, the Board acknowledged that the Company had not met its obligations under the terms of the original purchase agreement and extensions and, as a result, SOCAL was returned to the Songers. They retained their stock in Freestar and $500,000 which Freestar had invested into SOCAL during the period when Freestar was operating SOCAL.

As a result of the write-off of the payment to SOCAL of $500,000 during the period ended June 30, 2001, the Company was required to take a one time reduction in retained earnings of that amount leaving a deficit of ($457,633) rather than retained earnings of $42,467 but for the write-off.

NOTE 3 - COMMON STOCK TRANSACTIONS
-----------------------------------

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

                              FREESTAR TECHNOLOGIES

                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                  June 30, 2001

                                   (Unaudited)

NOTE 5 - EARNINGS (LOSS) PER SHARE
----------------------------------

Earnings (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Basic income per share for the quarter ended March 31, 2001 is $0.003.

NOTE 6 - SEGMENT REPORTING
---------------------------

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly traded company must disclose information about its operating segments when it presents a complete set of financial statements. Since the Company is presently without any business entity, there are no reportable segments.


NOTE 7 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company presently has no assets and no revenues. It also has no cash. Without realization of additional capital or merger into the Company of a going business entity, the Company cannot continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

On July 23, 2001, the Company entered into a Binding Letter of Intent under the terms of which ePaylatina, S.A. will make a bulk transfer of all it's existing and to be developed assets into Freestar, in exchange for 1,000,000 shares of Convertible Preferred stock in Freestar, said shares to be issued pursuant to
Section 4(2) of the Securities Act of 1934, as amended [the Act], to be disbursed to the present shareholders of ePaylatina in proportion to their respective interests in said corporation. These Preferred shares shall convert into 12,000,000 shares of Common stock, one third of the number of shares convertible over a period of three years commencing 12 months after the consummation of the transaction. The Preferred stock shall be voting and each share shall receive 12 votes on any issue brought before the shareholders. Additionally, a total of 12,000,000 shares shall be issued to various consultants who have arranged this transaction and will have worked on the transaction to see it through to completion. 4,000,000 of these shares shall be registered on a Form S-8 and the balance of these shares likewise, shall be issued under Section 4(2) of the Act. 2,000,000 of the above referenced S-8 shares shall be locked up and released to the owners on a schedule based upon meeting certain goals.

Item 2 - Management's Discussion & Analysis or Plan of Operation

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

The SOCAL Transaction
---------------------

Effective January 4, 2000, the Company, then known as Freedom Surf, acquired all of the issued and outstanding shares of stock in Southern California Logo, Inc. ["SOCAL"]. The contract was executed on May 12, 2000 but was deemed effective for purposes of reporting income and expense as of January 4, 2000.

SOCAL was acquired through a structured acquisition under the terms of which the former owners of SOCAL, Rick & Judy Songer, received a total of 900,000 shares of stock. They, in turn, transferred a total of 13,150 shares to some long time employees. Judy Songer retained a total of 236,850 shares of common stock in Freestar and Rick Songer owns a total of 650,000 shares. Additionally, the Company then known as Freedom Surf was to pay a total of $800,000 in cash to the Songers. $500,000 of that amount was paid in August, 2000 and the balance is still owed.

Effective April 30, 2001, the Board of Directors entered into an agreement with the Songers whereby the assets of SOCAL were returned to them and they were allowed to retain the stock that had been issued in Freestar and were also allowed to keep the $500,000 which Freestar had invested in SOCAL.

As a result of the write-off of the payment to SOCAL of $500,000 during the period ended June 30, 2001, the Company was required to take a one time reduction in retained earnings of that amount leaving a deficit of ($457,633) rather than retained earnings of $42,467 but for the write-off.

The Costa Rican Equipment Transaction
-------------------------------------

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

Changes in the Board of Directors
---------------------------------

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

Then on June 28, 2001, Mr. Hooper, Mr. Wigand and Mr. Flippen all resigned and Dennis Johnston was appointed sole director.

Mr. Johnston then acted to appoint two other new directors, Paul Egan and his brother, Ciaran Egan as members of the Board and they, in turn elected officers for the Company.

The following is the name, ages and biographical information on the newly appointed Directors and officers of the corporation:

Dennis H. Johnston, Age 48, Interim Chief Executive Officer, Secretary
                            & Director

Mr. Johnston is an attorney licensed to practice in the State of California and has been acting for the last 20 years as an attorney specializing in the representation of corporations and financial institutions. He has assisted in organizing and financing numerous private and publicly traded companies and has handled mergers and acquisitions with a total value of in excess of $3 billion. Mr. Johnston received degrees in business and economics from the University of California at Los Angeles and a law degree from Loyola University in Los Angeles where he was the editor of the law review. He is a former partner of the law firm of Manatt, Phelps, Rothenberg & Tunney and was also with Wyman, Bautzer, Kuchel and Silbert at one time.

Paul Egan, Age 38, Chief Executive Officer, Director and Chairman of
                   The Board of Directors

Mr. Egan is currently the President and Chief Executive Officer of ePayLatina S.A., a company which has developed it own secure electronic payment device. Mr. Egan was born in Dublin, Ireland in 1963, is a graduate from Terenure College Dublin in 1981, studied Construction Management in Birmingham, England, worked for Trafalgar House Construction Division, on Major Projects in London EC2 Banking Districts. In 1992, he was recruited by the South African Firm ENGEN to oversee the New Project Division after their acquisition of Mobil Oil South Africa and to implement the new company's construction projects and corporate identity. In 1997, Mr. Egan moved to Santo Domingo in the Dominican Republic where he became Vice-President of Inter-Leisure, S. A. In 2000 he founded ePayLatina.

Ciaran Egan, Age 37, Chief Financial Officer and Director

Mr. Egan is Chief Financial Officer of ePayLatina S.A., is the brother of Paul Egan, also born in Dublin, Ireland in 1964. He graduated from Terenure College Dublin in 1982 from the College of Commerce Rathmines Dublin from 1982 to 1986, took up a position as sales manager of Sellrange Ltd (Ireland) in 1986, was promoted to National Sales Director in 1988 increasing sales from $8 million to $15 million pounds sterling and became managing director in 1990. He was recruited by Medipro International Recruitment based in Johannesburg, South Africa in 1994 as Managing Director, with the central focus on establishing new markets in the Middle East, United Kingdom and Ireland. He was successful in obtaining and completing contracts with the Ministry of Defense and Aviation in Saudi Arabia and the United Arab Emirates. He was also responsible for successfully implementing contracts with the National Health Services in the United Kingdom and several private institutions in Ireland. He relocated to the Dominican Republic in 2000 to become Senior Vice President of ePayLatina S.A.

Results of Operations
---------------------

The results of operations of the Company for the period ended June 30, 2001 compared to the period ended June 30, 2000 are discussed below.

Revenues
--------

Presently, Freestar receives no income from any source. Prior to the divestiture of SOCAL, it had received income from its SOCAL operations totaling $747,427 for the six month period ended June 30, 2001. For the same period ended June 30, 2000, the Company had income totaling $ 1,445,559.

Operating Expenses
------------------

Sales, General and Administrative:

Selling, general and administrative costs for the period ended June 30, 2001 totaled ($199,261)whereas for the same period ended June 30, 2000, those expenses totaled ($207,106).

Interest Expense
----------------

Interest expense for the period ended June 30, 2001 was a credit of ($18,546) after credit for interest earned on deposits of $300,000 which Freestar maintained as additional collateral for its credit line prior to the divestiture of SOCAL. Interest expense for the same period ended June 30, 2000 was $25,680.

Net Profit
----------

Our net operating income before taxes for the period ended June 30, 2001 was $462,885 as compared to a net operating loss of (89,793) for the same period ended June 30, 2000. This translates to a net operating income per share of $0.045 per share, basic and diluted, for the period ended June 30, 2001 and a net loss of (0.015) per share, basic and diluted for the period ended March 31, 2000.

Liquidity and Capital Resources
-------------------------------

The Company presently has no cash and no capital resources. Unless the Company merges a new business into it, the Company will not be able to continue in business.

Our Capital Requirements
------------------------

During the next two years, the Company plans to merge assets into the Company in the form of a going business concern which, it is intended, will generate income to meet necessary capital requirements. It may also be necessary to borrow money either from lending institutions or seek equity financing in the market.

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

Item 6 - Exhibits and Reports on Form 8-K

The following Reports were filed by Freestar formerly known as Freedom Surf on Form 8-K during the three month period ended June 30, 2001:

       a. An 8-K Report filed on July 25, 2001 reporting the disposition of SOCAL as an asset of the Company, the resignation of officers and directors and the appointment of new officers and directors.

The following exhibits are attached hereto or are incorporated herein by reference:

Exhibit       10.1: (Incorporated by Reference from Form 8-K filed on July 25,
              2001) Agreement between Southern California Logo, Inc.
              & Freestar Dated April 30, 2001

Exhibit       10.2: (Incorporated by Reference from Form 8-K filed on July 25,
              2001) Binding Letter of Intent between ePaylatina, S.A. and Freestar Dated July 23, 2001


   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10Q-SB and has duly caused this Quarterly Report to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Los Angeles, State of California, on this 13th day of August, 2001.

          FREESTAR TECHNOLOGIES

          By:/s/ Dennis H. Johnston
          -------------------------------
          Interim Chief Executive Officer
          & Director