Form 10QSB
period 2001-09-30
FREESTAR TECHNOLOGIES
filed 2001-11-27
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                          OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                          COMMISSION FILE NUMBER: 0-28749

                              FREESTAR TECHNOLOGIES
            (Exact Name of Registrant as Specified in its Charter)

          Nevada                                                 88-0446457
    (State of Incorporation)                                      (I.R.S.
                                                             Employer ID No.)

       Calle Fantino Falco, J.A. Baez Building, 2nd Floor, Santo Domingo,
                         Dominican Republic
                 (Address of principal executive offices)

                 Registrant's telephone number:  (809) 732-5911

      Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act: Common
                            Stock, $0.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes     X       No            .

     As of September 30, 2001, the Registrant had 19,650,250 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF SEPTEMBER 30, 2001                        3

              STATEMENTS OF OPERATIONS
              FOR THE PERIOD FROM INCEPTION
              (MAY 25, 2001) TO SEPTEMBER 30, 2001
              AND FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2001                                            4

              STATEMENTS OF CASH FLOWS
              FOR THE PERIOD FROM INCEPTION
              (MAY 25, 2001) TO SEPTEMBER 30, 2001
              AND FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2001                                            5

              NOTES TO FINANCIAL STATEMENTS                                 6

     ITEM 2.  PLAN OF OPERATION                                            10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            18

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          19

     ITEM 5.  OTHER INFORMATION                                            19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             20

SIGNATURE                                                                  20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               FREESTAR TECHNOLOGIES
                                   BALANCE SHEET
                                SEPTEMBER 30, 2001
                                  (Unaudited)

                                     ASSETS

Current Assets
 Cash and cash equivalents                                        $   215,592
 Accounts receivable, net of allowance for
  doubtful accounts of $0                                              12,038
  Inventories                                                           9,722
  Other current assets                                                900,000
   Total current assets                                             1,137,352

Property and Equipment, at cost                                       148,098
 Less accumulated depreciation                                         (3,476)
   Total property and equipment                                       144,622

Other assets                                                          968,662

   Total assets                                                    $2,250,636

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Note payable                                                         750,000
 Loan payable to stockholder                                          900,000
 Accounts payable and accrued expenses                                743,745
   Total current liabilities                                        2,393,745

Stockholders' equity
 Convertible Preferred stock, Series A,
 $0.001 par value, 5,000,000 shares authorized; 1,000,000
 share issued and outstanding                                           1,000
 Additional paid-in capital-Preferred stock                           606,639
 Common stock, $0.001 par value, 80,000,000
  shares authorized; 19,650,250 issued and outstanding                 18,661
 Additional paid-in capital-Common stock                            1,326,179
 Retained (Deficit)                                                (2,095,588)

   Total stockholders' equity                                         143,109

   Total liabilities and stockholders' equity                      $2,250,636

                     See accompanying Notes to Financial Statements

                                 FREESTAR TECHNOLOGIES
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                              From Inception      3 Months
                                             (May 25, 2001)        Ended
                                                   To             September 30
                                               September 30           2001
                                                    2001

Net sales                                      $    12,004        $     4,506

Cost of goods sold                                   5,841                  -

Gross profit                                         6,163              4,506

Operating expenses:
 Selling, general and administrative expenses    2,100,240          2,071,368

  Operating (loss)                              (2,094,077)        (2,066,862)

Nonoperating expense, net                            1,511              1,511

Net (loss) before income taxes                  (2,095,588)        (2,068,373)

Provision for income taxes                               -                  -

   Net (loss)                                   (2,095,588)        (2,068,373)

Earnings (Loss) per common share, basic
and diluted                                          (0.19)             (0.16)

Weighted average shares outstanding,
basic and diluted                               10,895,460         12,605,508

                See Accompanying Notes to Financial Statements

                             FREESTAR TECHNOLOGIES
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              From Inception      3 Months
                                             (May 25, 2001)        Ended
                                                   To             September 30
                                               September 30           2001
                                                    2001

Cash Flows From Operating Activities:
 Net loss                                     $(2,095,588)      $(2,068,373)
 Adjustments to reconcile net loss to net
  Cash (used in) operating activities:
   Depreciation                                     3,476             2,662
   Stock and warrants issued to officers
    and consultants                             1,997,786         1,997,786
   Changes in assets and liabilities:
   (Increase) decrease in accounts receivable     (12,038)           (2,218)
   (Increase) decrease in inventories              (9,722)            5,447
   (Increase) decrease in other assets            (32,546)          (63,123)
   Increase (decrease) in accounts payable
    and accrued expenses                           30,945            12,837

      Net cash (used in) operating activities    (117,687)         (114,982)

Cash Flows From Investing Activities:
 Purchase of property and equipment              (148,098)             (207)

Net cash provided by (used in) investing
activities                                       (148,098)             (207)

Cash Flows From Financing Activities:
 Contributions from stockholder                   481,377           110,484
  Net cash provided by financing activities       481,377           110,484

Increase (decrease) in cash and cash
 equivalents                                      215,592            (4,705)

Cash and Cash Equivalents:
 Beginning                                              -           220,297

 Ending                                           215,592           215,592

Supplemental Disclosures of Cash Flow
Information
 Cash payments for interest                             -                 -

Supplemental Schedule of Non-Cash Investing and
Financing Activities
 Contribution of software by stockholder          936,116                 -
 Loan payable to a stockholder related to a
  Deposit transferred to the Company              900,000           900,000

              See Accompanying Notes to Financial Statements

                               FREESTAR TECHNOLOGIES
                           NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements of Freestar Technologies ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. These consolidated financial statements should be read inconjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, costs of future product returns and provisions for contingencies expected to be incurred. Actual results could differ from those estimates.

NOTE 2 - ACQUISITION OF EPAYLATINA, S.A.

On August 10, 2001, the Company purchased all of the assets of ePayLatina, S.A., a privately held company, incorporated on May 25, 2001, in exchange of 1,000,000 shares of Series A convertible preferred stock in the Company. This merger was approved by the companies' shareholders.

Pursuant to the terms of the Agreement and Plan of Merger (the "Merger Agreement"), by and between the Company and ePayLatina, S.A., existing shareholders of Freestar received 6,667,000 shares of the
Company stock after the merger.   The issuance of stock to the
existing Company shareholders is considered stock dividends to the stockholders and will be expensed as issued. This transaction has been accounted for as a reverse take-over by ePayLatina, S.A. of Freestar, similar to a recapitalization, with no step up of basis of assets acquired and liabilities assumed, nor any goodwill recognized. Accordingly the historical financial statements presented are those of ePayLatina, S.A. with the historical equity of the Company.

NOTE 3 - LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Since the Company has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting outstanding stock warrants and convertible preferred stock would be anti-dilutive.

NOTE 4 - CERTAIN FINANCIAL STATEMENTS INFORMATION

(a) Other current assets consist of a deposit of $900,000 for cost of producing 66,000 card readers related to the Company's implementation of the PaySafeNow System. This deposit was transferred to the Company by a stockholder/chief executive officer in September 2001 in order for the Company begins operations.
Accordingly, the Company recorded a loan payable of $900,000 to this stockholder.

(b)   Other assets consist of the following:

          Software                          $ 936,116
          Deposits                              8,933
          Other                                23,613

                                            $ 968,662

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 6 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Through September 30, 2001, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock for a significant portion of its expenses or has obtained cash contributions from its major stockholder/chief executive officer, it is not known whether the Company will be able to continue this practice, or be able to obtain continuing cash advances and contributions or if its revenue will increase significantly to be able to meet its cash operating expenses.

This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that its products will begin to generate higher revenues and that the Company will be able to raise additional funds through an offering of its common stock or alternative sources of financing. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 7 - NON-CASH COMPENSATION

In August 2001, the Company issued 8 million Rule 144 restricted shares of common stock to three executives and officers as sign-on bonuses, and recognized an expense of $784,000 which is included in the selling, general and administrative expenses of the accompanying financial statement.

In August 2001, the Company issued 3.8 million shares of common stock to two individuals for consulting services related to the assets purchase of ePayLatina, S.A. on August 10, 2001. The Company recognized an expense of $456,000 which is included in the selling, general and administrative expenses of the accompanying financial statements.

In August 2001, the Company issued 250,000 shares of warrants to an investor relation consultant. The Company used the Black-Scholes option-pricing model to value the shares, with the following assumptions: (1) no expected dividends; (2) a risk-free interest rate of 5.5%; (3) expected volatility of 406%; and (4) an expected life of 3 years. The Company recognized $44,986 as general and administrative expense in the accompanying financial statements.

NOTE 8 - SUBSEQUENT EVENTS

On November 5, 2001, pursuant to Board of Director approval on September 30, 2001, the Company issued 14.4 million Rule 144 restricted shares of common stock to the chief executive officer/stockholder as repayment of the loan payable owed to him at September 30, 2001. The value of the stock issued was $1,612,800. The excess cost of the stock issued over the carrying value of the loan has been recognized as interest expense and included in accrued expenses at September 30, 2001.

In November 2001, the Company issued 2,090,000 shares of registered common stock to various consultants and legal advisor related to consulting, marketing and legal services performed.

In November 2001, the Company issued 6,667,000 Rule 144 restricted shares of common stock to certain shareholders pursuant to the asset purchase agreement on August 10, 2001.

NOTE 9 - NOTE PAYABLE

Included in current liabilities in the accompanying balance sheet is a $750,000 note payable that was a liability of the Company as of August 10, 2001, the date of the reverse-merger. This note originated when the Company was known as Freedom Surf and is being disputed by the Company. It will be reflected as a liability until determined otherwise.

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

     The payments industry is rapidly transforming. The Registrant after its acquisition of the assets ePayLatina S.A. is at the forefront of this transformation. It is believed that the Registrant is the first company to provide solutions and services that enable secure, real-time movement of financial transactions incorporating hardware and software to enable credit, debit and ATM with Pin transactions. While payment media such as credit cards have reached maturity, it is still the most frequently used method of online payment. The breathtaking growth in electronic commerce is forcing financial institutions and merchants to offer new secure payment forms to their customers. Internet payment gateways and the increased prospect of fraud from electronic payments are some of the issues that are creating challenges for financial institutions around the world.

     The Registrant's solution and services focuses on these areas and enables financial institutions and merchants to formulate coherent strategies based on knowledge, insight and understanding of the transformations taking place in the payments industry. Charting a path through this arena requires a deep understanding of the market and the ability to forecast and predict future trends. The Registrant's acquisition of the assets of ePayLatina S.A., and the formation of its strategic alliances were instigated to help institutions and merchants position themselves to provide superior value added services, and differentiate themselves from competitors in a way that preserves the business line's profitability.

     The Registrant's Enhanced Transactional Secure Software ("ETSS"), a proprietary software package that enables consumers to consummate secure e-commerce transactions over the Internet using credit, debit, ATM (with PIN) or smart cards. The ETSS system integrates a consumer-side card-swipe terminal with a back-end host-processing center. It encrypts sensitive financial data at the consumer's personal computer, using powerful DES encryption and algorithms. It sends an authorization number to the e- commerce merchant, rather than the consumer's credit card information, to provide a maximum level of security.

     The Registrant's sales forecast numbers have been derived from existing contracts currently in place and also after extensive research and consultations with one of our strategic partners Banco Nacional de Credito, in fact these assumptions were the main factor in the bank placing an order for the first 30,000 units. The Registrant is currently in Phase 1 of deployment of 30,000 units of its ePayPad pursuant to its contract with Banco Nacional de Credito, the first 3000 units are currently been deployed. Banco Nacional de Credito purchased the first 30,000 units at a price of $60 per unit, which will realize $1.8 million dollars in revenue once all of the units are deployed . The time frame for this deployment is expected to be in approximately twelve months.

     The Registrant has a contract with La Nacional de Envious, who will sell and distribute the companies PaySafeNow solution to its existing and new client base throughout North and Latin America. The solution will enable clients to securely transfer money, locally or internationally via the Internet from the comfort of their own home, anytime during the day or night using their ATM, debit, credit or smart card. The initial stage of the agreement requires La Nacional to purchase 1,500 ePayPads from the Registrant to distribute and deploy to its branches and agencies throughout the U.S. The Registrant will not only receive revenue from the product sale but will also receive a transactional revenue fee from each transaction that takes place. The first units are to be deployed in New York in early 2002 .

     The Registrant expects to have the first fifty merchants on the Enelpunto.net Payment Gateway to go live with the companies PaySafeNow system by the end of 2001. EnelPunto.net has established the Registrant's ETSS as the standard, approved e-commerce payment technology for EnelPunto's online merchants." Once the first fifty merchants are fully operational, it will provide the platform for the Registrant to move forward with the integration of new merchants . The Registrant expects to integrate more than one thousand merchants by the middle of 2002 .

     The Registrant has made important strides in obtaining a strong market presence in the United States with its strategic partner SSP Solutions. This strategic partnership will bring to the Registrant a strong and broad client portfolio with global scope., which will provide us with a secure platform for future growth. The Registrant will continue to build on new growth horizons The results of which will come to fruition in the early part of 2002. The Registrant has consistently sought high caliber partners to create a best of breed technology approach for its customers. The Registrant believes that harnessing the strengths of complementary industry partners is a vital part of our growth strategy. The Registrant will continue through the latter part of 2001 and the whole of 2002 to leverage these partner relationships to create important indirect sales channels, thus increasing revenue sources.

     After extensive research and long term negotiations with numerous manufacturers it was decided to outsource manufacture of the units. The decision to outsource will have many obvious long term benefits for the Registrant, for example, no production payroll, not carrying excess amounts of inventory thus improving our cash flow, immunity from industrial disputes which will ensure an uninterrupted supply of units to our clients, the cost of the units will be put out to tender regularly thus ensuring our product remains at a competitive price in the market place. It is important for the Registrant to have cash on hand to maintain a sufficient supply of inventory to meet consumer demand. The risk of maintaining inadequate stocks of certain key components must be minimized by larger than normal forward purchasing.

     The Registrant's growth in sales poses substantial financing needs for receivables as well as inventory. In 2003 and 2004 accumulated earnings can support virtually all of this need. The Registrant will need a line of credit to provide cash in the first year until accounts receivables begin to turn over into cash. Over the next twelve months, the Registrant will require a total of $1 million of new equity investment. As the receivables are projected to exceed $400,000 in the first year, and stem from prime quality customers, commercial banking lines of credit (or A/R factoring) should be easily obtainable supported by this current asset without a need for reliance on inventory. The period of 60-days for receivables is not unusual, but the inventory turn-over is projected to be slow due to a need to keep higher levels than was necessary previously so as to meet the expected consumer demand for the companies products. Should it be necessary to arrange for factoring of the receivables, interest expense would increase.

     This financing will not only be used for the purchase of inventory supplies but also for the added expense of additional employees, consultants and for the purchase of capital equipment that will be necessary for the opening of new offices. The costs are projected to increase as sales increase and more capital equipment is purchased to enhance and facilitate growth projections.

     As research and development is an integral part of our growth strategy, the Registrant projects this important expense to increase to ensure the quality of its products and satisfy consumer expectations. The Registrant is confident that the projected financing figure is sufficient to allow it to continually improve its product in relation to consumer demand. The Registrant is presently in the process of developing a wireless application for the PaySafeNow system; this development process is set to continue through the next twelve months. Salary and compensation increases are projected to be in line with growth in sales and profits, the personnel plan calls for expanding the workforce in accordance with growth projections.

     The Registrant's ability to distribute, and generate awareness of, the Registrant's products must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new markets. There can be no assurance that the Registrant will be successful in establishing a base of operations, and the failure to do so could have a material adverse effect on the Registrant's business, prospects, financial condition and results of operations.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date. Since the Registrant's principal activities to date have been limited to organizational activities, research and development, and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets.
As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by new product introductions.

     The Registrant incurred a net loss of $2,095,588 for the period from May 25, 2001 (inception) to September 30, 2001 and $2,068,373 for the three months ended September 30, 2001. At September 30, 2001, the Registrant had an accumulated deficit of $2,095,588. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from September 30, 2001 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c)  No Assurance of Protection of Proprietary Rights May Affect
Ability to Manufacture Products.

     The Registrant's success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Registrant intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Registrant, that others will not develop a service that are similar or superior to the Registrant's, or that third parties will not copy or otherwise obtain and use the Registrant's proprietary information without authorization. In addition, certain of the Registrant's know-how and proprietary technology may not be patentable.

     The Registrant may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. The Registrant currently has no licenses for the use of any specific products. There can be no assurance that these third party licenses will be available or will continue to be available to the Registrant on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Registrant's business, financial condition or operating results.

(d)  Dependence on Outsourced Manufacturing May Affect Ability to
Bring Products to Market.

     The risks of association with outsourced manufacturers are related to aspects of these firms' operations, finances and suppliers. The Registrant may suffer losses if the outside manufacturer fails to perform its obligations to manufacture and ship the product manufactured. These manufacturers' financial affairs may also affect the Registrant's ability to obtain product from these firms in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. The Registrant intends to maintains a strong relationship with these manufacturers to ensure that any issues they may face are dealt with in a timely manner.

(e)  No Assurance of Market Acceptance May Affect Ability to Sell
Products.

     There can be no assurance that any products successfully developed by the Registrant or its corporate collaborators, if approved for marketing, will ever achieve market acceptance. The Registrant's products, if successfully developed, may compete with a number of traditional products manufactured and marketed by major e-commerce and technology companies, as well as new products currently under development by such companies and others. The degree of market acceptance of any products developed by the Registrant or its corporate collaborators will depend on a number of factors, including the establishment and demonstration of the efficacy of the product candidates, their potential advantage over alternative methods and reimbursement policies of government and third party payors. There can be no assurance that the marketplace in general will accept and utilize any products that may be developed by the Registrant or its corporate collaborators.

(f)  Substantial Competition May Affect Ability to Sell Products.

     The Registrant may experience substantial competition in its efforts to locate and attract customers for its products. Some competitors in its industry have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to obtain access to attract customers. There are a number of larger companies which will directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant's profitability or viability.

(g)  Other External Factors May Affect Viability of Registrant.

     The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(h) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     The Registrant's officers and directors beneficially own approximately 36% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(i) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring and retention of key personnel. The Registrant's officers and directors currently have employment and non-competition agreements with the Registrant for a period of three years; however, no other employees have such an agreement. Therefore, there can be no assurance that these other personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

     In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(j) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

      The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

     In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Registrant, any proposed investments for its evaluation.

(k) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     The Registrant's articles of incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors. The By-Laws of the Registrant also include provisions to the effect that the Registrant may indemnify any director, officer, or employee. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(l)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

     The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid-in capital.

(m) No Cumulative Voting May Affect Ability of Some Shareholders to Influence Mangement of Registrant.

Holders of the shares of common stock of the Registrant are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(n) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(o)  Failure to Maintain Market Makers May Affect Value of
Registrant's Stock.

     If the Registrant is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail.
Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(p) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the approximate 7,000,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Forward Looking Statements.

     The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

By letter dated November 1, 2000, the staff of the Securities and Exchange Commission has informed the Registrant that it has completed its investigation, and intends to recommend to the Commission that a civil action in federal court be taken against the Registrant alleging violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 12(g) 13(a), 13(b)(2)(A) and 13(b)((2)(b) of the Securities
Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder. The staff believes that, among other things, the Registrant made false or misleading statements in filings with the Commission during calendar year 2000 that the Registrant had purchased assets in Costa Rica worth $5.18 million and that later sold those assets. The staff also plans to recommend that the Commission seek injunctive relief, but not a civil penalty or other collateral remedies. The Registrant and the staff are in discussions regarding the foregoing. The Registrant anticipates that it will resolve the foregoing proposed action by entering into a consent to an order, without admitting or denying the allegations, that it be permanently enjoined from violating any of the foregoing sections of the Securities Act, and the Exchange Act and rules thereunder.

     It should be noted that the foregoing allegations pertain to conduct by former officers and directors of the Registrant. Current management of the Registrant has retained counsel to vigorously pursue state and federal legal action against those individuals and others that it believes have caused damage to the Registrant.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Specific Sales.

     The following securities of the Registrant were sold without registration during the three months ended September 30, 2001:

     On August 21, 2001, the Registrant issued shares of common stock as a sign-on bonus under each of the employments agreements between Ciaran Egan, Paul Egan, and Dennis H. Johnston and the Registrant, as follows: (a) Ciaran Egan: 3,000,000 shares (valued at $378,000); (b) Paul Egan: 4,000,000 shares (valued at $504,000); and (c) Dennis H.
Johnston: 1,000,000 shares (valued at $126,000).

General Information.

     No commissions or fees were paid in connection with these sales. All of theses sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 506 of Regulation D by the fact that:

     the sales were made to sophisticated investors as defined in Rule 502;

     the information specified in paragraph (b)2(ii)(B) and paragraph
     (b)(2)(ii)(C) of this section was provided to each investor;

     the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     at a reasonable time prior to the sale of securities, the Registrant advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     the Registrant exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Included in current liabilities in the balance sheet in this Form 10-QSB is a $750,000 note payable that was a liability of the Registrant as of August 10, 2001, the date of the reverse-merger. This note originated when the Registrant was known as Freedom Surf, Inc. and is currently in default; however, it is being disputed by the Registrant. It will be reflected as a liability until determined otherwise.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant filed the following reports on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB:

     (a)  A Form 8-K filed on July 25, 2001 to reflect the following:
(1) C. Cortland Hooper, former president of the Registrant, entered into an agreement with Southern California Logo, Inc. to return all assets which had formerly belonged to that Registrant to its former owners, Rick and Judy Songer; (2) on July 23, 2001, the Registrant entered into a Binding Letter of Intent under the terms of which ePayLatina, S.A. made a bulk transfer of all its existing and to be developed assets into the Registrant, in exchange for 1,000,000 shares of convertible preferred stock in the Registrant; and (3) the resignation of the following directors of the Registrant effective on June 28, 2001: Charles Cortland Hooper, James L. Flippen, and Arthur
F. Wigand, and the appointment of Dennis H. Johnston, Paul Egan, and Ciaran Egan as directors of the Registrant.

(b) A Form 8-K was filed on August 14, 2001 to reflect the finalization of the agreement between the Registrant and ePayLatina, S.A.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Freestar Technologies



Dated: November 26, 2001                       By: /s/ Paul Egan
                                               Paul Egan, President

                                  EXHIBIT INDEX

Number                           Exhibit Description

2.1 Asset Purchase Agreement between the Registrant and Southern California Logo, Inc., dated April 26, 2000 (incorporated by reference to Exhibit 1 of the Form 8-K filed on May 15, 2000).

2.2    Asset Purchase Agreement between the Registrant and
       Ronbridge Investments, Ltd., dated October 17, 2000
       (incorporated by reference to Exhibit 10 of the Form 8-K filed on October 23, 2000).

2.3 Binding Letter of Intent between the Registrant and ePayLatina, S.A., dated July 23, 2001 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on July 25, 2001).

2.4 Asset Purchase Agreement between the Registrant and ePayLatina, S.A., dated August 9, 2001 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on August 14, 2001).

3.1    Articles of Incorporation, dated November 17, 1999
       (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 3, 2000).

3.2 Certificate of Amendment of Articles of Incorporation, dated September 8, 2000 (incorporated by reference to Exhibit 3.4 of the Form S-8 filed on August 17, 2001).

3.3 Certificate of Amendment to Articles of Incorporation, dated February 15, 2001 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 20, 2001).

3.4 Bylaws, dated November 17, 1999 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 3, 2000)

4.1    Consulting Services Agreement between the Registrant and
       Public Securities Service, dated November 30, 1999
       (incorporated by reference to Exhibit 10.1 of the Form S-8 filed on September 29, 2000).

4.2    Consulting Agreement between the Registrant and Dennis H.
       Johnston, dated August 1, 2001 (incorporated by reference to
       Exhibit 10.1 of the Form S-8 filed on August 17, 2001).

4.3 Certificate of Powers, Designations, Preferences and Rights of Series A Preferred Stock of Freestar Technologies, dated August 10, 2001 (incorporated by reference to Exhibit 4 of the Form 8-K filed on August 14, 2001).

10.1   Agreement between the Registrant and Southern California
       Logo, Inc., dated April 30, 2001 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on July 25, 2001).

10.2 Employment Agreement between the Registrant and Ciaran Egan, dated August 9, 2001 (incorporated by reference to Exhibit
       10.2 of the Form 8-K filed on August 14, 2001).

10.3 Employment Agreement between the Registrant and Paul Egan, dated August 9, 2001 (incorporated by reference to Exhibit
       10.3 of the Form 8-K filed on August 14, 2001).

10.4   Employment Agreement between the Registrant and Dennis H.
       Johnston, dated August 9, 2001 (incorporated by reference to
       Exhibit 10.4 of the Form 8-K filed on August 14, 2001).

16 Letter on change in certifying accountant, dated March 9, 2001 (incorporated by reference to Exhibit 16.2 of the Form 8-K filed on March 13, 2001).