Form 10QSB
period 2001-12-31
FREESTAR TECHNOLOGIES
filed 2002-02-14
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

     As of December 31, 2001, the Registrant had 42,833,552 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              DECEMBER 31, 2001                                           3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              DECEMBER 31, 2001 AND FOR THE PERIOD
              FROM INCEPTION TO DECEMBER 31, 2001                         4

              STATEMENTS OF CASH FLOWS
              FOR THE PERIOD FROM INCEPTION
              TO DECEMBER 31, 2001                                        5

              NOTES TO FINANCIAL STATEMENTS                               6

     ITEM 2.  PLAN OF OPERATION                                          10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          18

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        20

     ITEM 5.  OTHER INFORMATION                                          20

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           20

SIGNATURE                                                                21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               FREESTAR TECHNOLOGIES
                                  BALANCE SHEET
                                DECEMBER 31, 2001
                                   (Unaudited)

                                      ASSETS

Current Assets
 Cash and cash equivalents                                     $         297
 Accounts receivable, net of allowance for
  doubtful accounts of $0                                            239,020
 Prepaid expenses                                                    221,600
 Other current assets                                                900,000
   Total current assets                                            1,360,917

Property and Equipment, at cost                                      148,529
 Less accumulated depreciation                                        (5,765)
   Total property and equipment                                      142,764

Other assets                                                         979,889
   Total assets                                                $   2,483,570

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Bank overdraft                                                        3,028
 Line of credit                                                       91,786
 Note payable                                                        750,000
 Loan payable to stockholder                                               -
 Accounts payable and accrued expenses                                72,935
   Total current liabilities                                         917,749

Stockholders' equity
 Convertible Preferred stock, Series A, $0.001 par value,
  5,000,000 shares authorized; 1,000,000 shares issued
  and outstanding                                                      1,000
 Additional paid-in capital-Preferred stock                          606,639
 Common stock, $0.001 par value, 80,000,000 shares authorized;
  42,833,552 shares issued and outstanding                            41,844
 Additional paid-in capital-Common stock                           3,386,796
 Retained (Deficit)                                               (2,224,610)
 Accumulated foreign currency translation adjustments                (77,848)
 Less: Treasury stock                                               (168,000)
  Total stockholders' equity                                       1,565,821
  Total liabilities and stockholders' equity                    $  2,483,570

                  See accompanying Notes to Financial Statements

                              FREESTAR TECHNOLOGIES
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                              3 Months         From Inception
                                                Ended         (May 25, 2001)
                                              December 31      To December 31
                                                  2001               2001

Net sales                                     $   224,491       $  228,997

Cost of goods sold                                108,232          108,232

 Gross profit                                     116,259          120,765

Operating expenses:
 Selling, general and administrative expenses     254,113        2,325,481

  Operating (loss)                               (137,854)      (2,204,716)

Non-operating expense, net                         (8,832)          (7,321)

Net (loss) before income taxes                   (129,022)      (2,197,395)

Provision for income taxes                              -                -

   Net (loss)                                 $  (129,022)     $(2,197,395)

Earnings (Loss) per common share,
 basic and diluted                                  (0.00)           (0.08)

Weighted average shares outstanding, basic
 and diluted                                   36,316,432       27,795,121

               See Accompanying Notes to Financial Statements

                             FREESTAR TECHNOLOGIES
                           STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               From Inception
                                                               (May 25, 2001)
                                                               To December 31
                                                                     2001

Cash Flows From Operating Activities
 Net loss                                                        $ (2,197,395)
 Adjustments to reconcile net loss to net cash
  (used in) operating activities:
  Depreciation                                                          4,951
  Stock and warrants issued to officers and consultants             2,097,286
 Changes in assets and liabilities:
  (Increase) decrease in accounts receivable                         (229,200)
  (Increase) decrease in inventories                                   15,169
  (Increase) decrease in other assets                                 (74,350)
  Increase (decrease) in accounts payable and accrued expenses         36,727

   Net cash (used in) operating activities                           (346,812)

Cash Flows From Investing Activities
 Purchase of property and equipment                                      (638)

   Net cash provided by (used in) investing activities                   (638)

Cash Flows From Financing Activities
 Bank overdraft and borrowings on line of credit                       94,814
 Contributions from stockholder                                       110,484
  Net cash provided by financing activities                           205,298

Effect of Exchange Rate Changes on Cash                               (77,848)

  Increase (decrease) in cash and cash equivalents                   (220,000)

Cash and Cash Equivalents
 Beginning                                                            220,297

 Ending                                                                   297

Supplemental Disclosures of Cash Flow Information
 Cash payments for interest                                                 -

Supplemental Schedule of Non-Cash Investing and
Financing Activities
 Loan payable to stockholder for a deposit
 transferred to the Company                                           900,000

                    See Accompanying Notes to Financial Statements

                               FREESTAR TECHNOLOGIES
                          NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed financial statements of Freestar Technologies ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results to be expected for the year ending
June 30, 2002. The Company has experienced significant quarterly fluctuations in net revenues and operating results, and expects that these fluctuations in sales, expenses and net income or losses will continue.

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

NOTE 2 - ACQUISITION OF EPAYLATINA, S.A.

On August 10, 2001, Freestar Technologies ("Freestar") purchased all of the assets of ePayLatina, S.A., a privately held company, formed in May 2001, in exchange of 1,000,000 shares of Series A convertible preferred stock in Freestar. This merger was approved by the Companies' shareholders.

Pursuant to the terms of the Agreement and Plan of Merger ("Merger Agreement"), by and between Freestar and ePayLatina, S.A., certain Freestar shareholders will receive 6,668,000 shares of Freestar stock after the merger. For accounting purposes, the acquisition was accounted for using the purchase method with ePayLatina, S.A. as the accounting acquirer in a reverse acquisition. Therefore, the historical equity of the company has been adjusted to reflect the conversion of ePayLatina, S.A. common stock to that of Freestar. Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of ePayLatina, S.A. and include only the transactions of Freestar after the merger.

Following the acquisition, Freestar adopted ePayLatina, S.A.'s fiscal year end, June 30.

NOTE 3 - LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Basic and diluted loss per share is equivalent to basic net loss per share because the effect of converting outstanding stock warrants and convertible preferred stock would be anti-dilutive.

NOTE 4 - CERTAIN FINANCIAL STATEMENTS INFORMATION

a. Other current assets consist of a deposit of $900,000 for cost of producing 66,000 card readers related to the Company's implementation of the PaySafeNow System. The deposit was a non-cash contribution by the Company's chief executive officer in September 2001.

b.  Other assets consist of the following:

    Software                   $ 894,916
    Deposits                       8,880
    Other                         76,093

                               $ 979,889

c. Note payable of $750,000 is related to a down payment paid to the Company before the acquisition of ePayLatina, S.A related to sale of certain assets. The Company's new management cannot obtain details of this transaction and was unable to prove that the note payable is no longer valid.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 6 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Through December 31, 2001, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock for a significant portion of its expenses or has obtained cash contributions from its major stockholder/chief executive officer, it is not known whether the Company will be able to continue this practice, or be able to obtain continuing cash advances and contributions or if its revenue will increase significantly to be able to meet its cash operating expenses.

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

NOTE 7 - NON-CASH COMPENSATION AND OTHER EQUITY TRANSACTIONS

In August 2001, the Company issued 8,000,000 shares of restricted common stock to three executives and officers as sign-on bonus, and recognized an expense of $784,000 which is included in the selling, general and administrative expenses of the accompanying financial statement.

In August 2001, the Company issued 3,800,000 shares of its common stock to two individuals for consulting services related to the assets purchase of ePayLatina, S.A. on August 10, 2001. The Company recognized an expense of $456,000 which is included in the selling, general and administrative expenses of the accompanying financial statements. In November 2001, the Company revoked 1.4 million shares of common stock from one individual due to his inability of completing the services. Related expense of $168,000 was reversed in the quarter ended December 31, 2001.

In August 2001, the Company issued a warrant covering 250,000 shares of common stock to an investor relation consultant. The Company used the Black-Scholes option-pricing model to value the shares, with the following assumptions: (1) no expected dividends; (2) a risk-free interest rate of 5.5%; (3) expected volatility of 406%; and (4) an expected life of 3 years. The Company recognized $44,986 as general and administrative expense in the accompanying financial statements.

In November 2001, the Company issued 14,400,000 shares of restricted common stock in the value of $1,612,800 to a major stockholder.
$900,000 was in satisfaction of a loan made to the Company by the stockholder. The remaining $712,800 was compensation expense related to services performed in the quarter ended September 30, 2001.

In the quarter ended December 31, 2001, the Company issued 2,115,000 shares of common stock to various consultants and legal counsels for current and future services. The Company recognized an expense of $249,400 in the current quarter. The remaining $221,600 was included as prepaid expense and would be expensed as services rendered in the future quarters. In addition, subsequent to the year-end, the Company issued 110,000 shares of common stock to consultants for services performed in the quarter ended December 31, 2001. The value of these shares totaling $18,100 was recorded in the current quarter.

In November 2001, the Company issued 6,668,000 shares of restricted common stock due to certain shareholders of Freestar pursuant to the asset purchase agreement between the Company and ePayLatina, S.A.

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

     The payments industry is rapidly transforming. The Registrant after its acquisition of the assets ePayLatina S.A. is part of this transformation. It is believed that the Registrant is the first company to provide solutions and services that enable secure, real-time movement of financial transactions incorporating hardware and software to enable credit, debit and ATM with Pin transactions. While payment media such as credit cards have reached maturity, it is still the most frequently used method of online payment. The breathtaking growth in electronic commerce is forcing financial institutions and merchants to offer new secure payment forms to their customers. Internet payment gateways and the increased prospect of fraud from electronic payments are some of the issues that are creating challenges for financial institutions around the world.

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

     The Registrant's sales forecast numbers have been derived from existing contracts currently in place and also after extensive research and consultations with one of our strategic partners Banco Nacional de Credito, in fact these assumptions were the main factor in the bank placing an order for the first 30,000 units. The Registrant is currently in Phase 1 of deployment of 30,000 units of its ePayPad pursuant to its contract with Banco Nacional de Credito, the first 2000 units are currently been deployed. Banco Nacional de Credito purchased the first 30,000 units at a price of $60 per unit, which will it is anticipated will generate approximately $1.8 million dollars in revenue once all of the units are deployed. The time frame for this deployment is expected to be in approximately twelve months.

     The Registrant has a contract with La Nacional de Envious, who will sell and distribute the Registrant's PaySafeNow solution to its existing and new client base throughout North and Latin America. The solution will enable clients to securely transfer money, locally or internationally via the Internet from the comfort of their own home, anytime during the day or night using their ATM, debit, credit or smart card. The initial stage of the agreement requires La Nacional to purchase 1,500 ePayPads from the Registrant to distribute and deploy to its branches and agencies throughout the U.S. The Registrant anticipates that it will not only receive revenue from the product sale but will also receive a transactional revenue fee from each transaction that takes place. The first units are to be deployed in New York in early 2002 .

     The Registrant now has the first fifty merchants on the Enelpunto.net Payment Gateway live with the Registrant's PaySafeNow system . EnelPunto.net has established the Registrant's ETSS as the standard, approved e-commerce payment technology for EnelPunto's online merchants." Now the first fifty merchants are fully operational, it will provide the platform for the Registrant to move forward with the integration of new merchants . The Registrant expects to integrate more than one thousand merchants by the middle of 2002 .

     The Registrant has entered into a revenue-sharing contract with Credulus Systems International to market credit analysis systems and services to the financial services industry in Latin America. The credit analysis and automation tools of Credulus Systems complement our proprietary payment systems and will enhance the Registrants product line. They offer synchronous capture and delivery of payment data patterns into the credit profiles used by financial institutions and merchants. Local credit bureaus cannot meet the sophisticated demands of today's online and private financial networks. CRM systems improve customer service but not the financial product offering of the banks. CredAbilityc by Credulus Systems addresses the risk management demands of the market and maximizes profit for credit providers The CredAbilityc Credit Analysis Solution is tailored to the specific requirements of financial services in the emerging economies of the Latin American & Caribbean region. Leverage and analysis of customer data empowers financial institutions through accurate and immediate risk measurement. The consequent mitigation of risk reduces costs to consumers and increases margins for credit providers, which in turn stimulates market activity

     The Registrant has entered into a strategic alliance with Fortech which will enhance brand awareness for the Registrant's products. The alliance will enable the Registrant to integrate its PaySafeNow system with Fortechs business software package so as to develop a total business solution for clients. Fortech will also market and distribute and act as a reseller of the Registrant s products. This strategic alliance will open up new markets for the Registrant thus accelerating revenue growth.

     The Registrant has entered into a strategic alliance with Caribbean Postal Services (CPS) which will implement and develop an aggressive sales and marketing program for The Registrant's products. CPS will market and distribute the Registrant's product to their existing and future clients through their own portal and extensive marketing campaigns. CPS will give added value to the Registrant's clients by way of their distribution networks not only in the Dominican Republic but also in the United States. CPS will deliver goods purchased by clients using the ePayPad from the United States directly to the Dominican Republic. The Registrant believes that the CPS distribution network will greatly enhance and accelerate sales growth for the Registrant.

     The Registrant has entered into a technical agreement with GS
Telekom ("GTKOM"), which will further develop and enhance the Registrant's products. This agreement will enable the Registrant to enter into the rapidly expanding and highly profitable Wireless
Application Protocol market. GTKOM and the Company will jointly develop and customize solutions for specific clients. This agreement is significant for the Registrant as it will gain the company entry into a potentially lucrative market. The agreement will also provide the Registrant with resources to develop the next generation of its products.

     The Registrant has made important strides in obtaining a strong market presence in the United States with its strategic partner SSP Solutions. This strategic partnership will bring to the Registrant a strong and broad client portfolio with global scope., which will provide us with a secure platform for future growth. The Registrant will continue to build on new growth horizons The results of which will come to fruition in the early part of 2002. The Registrant has consistently sought high caliber partners to create a best of breed technology approach for its customers. The Registrant believes that harnessing the strengths of complementary industry partners is a vital part of its growth strategy.

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

     The Registrant incurred a net loss of $2,197,395 for the six months ended December 31, 2001 and $129,022 for the three months ended December 31, 2001. At December 31, 2001, the Registrant had an accumulated deficit of $2,224,610. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of Business.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from December 31, 2001 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

(h) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     The Registrant's officers and directors beneficially own approximately 52% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

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

(p) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the 22,400,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Specific Sales.

     The following securities of the Registrant were sold without registration during the three months ended December 31, 2001:

     (a) In November 2001, the Registrant issued 14,400,000 million shares of common stock in the value of $1,612,800 to a Paul Egan, President of the Registrant. $900,000 was used to pay off a loan he made to the Registrant; the remaining $712,800 was considered compensation to him related to service he performed in the quarter ended September 30, 2001.

     (b) In November 2001, the Registrant issued 6,668,000 shares of common stock to certain shareholders pursuant to the asset purchase agreement dated August 10, 2001. The Registrant recorded these shares as stock dividends as issued.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     The Registrant filed an amended Form 8-K on February 6, 2002 to clarify that the Registrant is adopting the fiscal year (June 30) of ePayLatina, S.A.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant filed the following reports on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB:

     (a) An amended Form 8-K was filed on November 1, 2001 to include the audited financial statements of ePayLatina, S.A. in connection with the acquisition of this company by the Registrant.

     (b) A Form 8-K was filed on October 24, 2001 to reflect the dismissal of the former accountants for the Registrant, Ludlow & Harrison, and the engagement of Stonefield Josephson, Inc. as the new accountants for the Registrant. The Registrant has requested Ludlow & Harrison to respond to the Securities and Exchange Commission regarding its agreement with the statements made by the Registrant in that Form 8-K in response to Item 304(a)(1) of Regulation S-B; however, that firm has never responded to this request.

                                     SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Freestar Technologies



Dated: February 13, 2002                          By: /s/ Paul Egan
                                                  Paul Egan, President

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

4.4 Non-Employee Directors and Consultants Retainer Stock Plan, dated October 25, 2001 (incorporated by reference to Exhibit
        4.1 of the Form S-8 filed on November 8, 2001).

4.5     Employee Stock Incentive Plan, dated October 25, 2001
        (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on November 8, 2001).

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

10.5    Consulting Services Agreement between the Registrant and
        Henry Bohl, dated October 17, 2001 (see below).

10.6    Consulting Agreement between the Registrant and America
        Fermin, dated October 25, 2001 (see below).

10.7    Consulting Agreement between the Registrant and Marcelina
        Ramos, dated October 25, 2001 (see below).

16 Letter on change in certifying accountant, dated March 9, 2001 (incorporated by reference to Exhibit 16.2 of the Form 8-K filed on March 13, 2001).