Form 10QSB
period 2002-03-31
FREESTAR TECHNOLOGIES
filed 2002-05-15
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                            COMMISSION FILE NUMBER: 0-28749

                                FREESTAR TECHNOLOGIES
             (Exact Name of Registrant as Specified in its Charter)

          Nevada                                       88-0446457
  (State of Incorporation)                        (I.R.S. Employer ID No.)

     1140 Avenue of The Americas, 10th Floor, New York, New York 10036
                  (Address of principal executive offices)

              Registrant's telephone number:  (646) 728- 2358

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

     As of March 31, 2002, the Registrant had 45,463,557 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF MARCH 31, 2002                          3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND FOR THE PERIOD
              FROM INCEPTION TO MARCH 31, 2002                            4

              STATEMENTS OF CASH FLOWS
              FOR THE PERIOD FROM INCEPTION
              TO MARCH 31, 2002                                           5

              NOTES TO FINANCIAL STATEMENTS                               6

     ITEM 2.  PLAN OF OPERATION                                          10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          20

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  21

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            22

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        22

     ITEM 5.  OTHER INFORMATION                                          22

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           22

SIGNATURE                                                                23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               FREESTAR TECHNOLOGIES
                                  BALANCE SHEET
                                  MARCH 31, 2002
                                    (Unaudited)
                                       ASSETS

Current Assets
     Cash and cash equivalents                                  $       287
     Accounts receivable, net of allowance for
          doubtful accounts of $0                                   109,399
     Prepaid expenses - Professional service                        403,367
     Deposits                                                       900,000
          Total current assets                                    1,413,053

Property and Equipment, at cost                                     144,435
     Less accumulated depreciation                                   (7,886)
          Total property and equipment                              136,549

Software, net                                                       865,137
Other assets                                                         78,830
          Total assets                                          $ 2,493,569

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Bank overdraft                                                   4,578
     Line of credit                                                  17,448
     Accounts payable and accrued expenses                           71,108
     Note payable                                                   750,000
     Loan payable to stockholder                                     61,462
          Total current liabilities                                 904,596

Stockholders' equity
     Convertible Preferred stock, Series A, $0.001 par value,
          5,000,000 shares authorized; 1,000,000 share issued
          and outstanding                                             1,000
     Additional paid-in capital-Preferred stock                     606,639
     Common stock, $0.001 par value, 80,000,000 shares authorized;
          45,463,557 issued and outstanding                          44,474
     Additional paid-in capital-Common stock                      3,704,666
     Less: Treasury stock                                          (168,000)
     Accumulated other comprehensive loss, foreign currency
      translation adjustment                                        (82,322)
     Accumulated deficit                                         (2,517,484)
          Total stockholders' equity                              1,588,973
          Total liabilities and stockholders' equity             $2,493,569

                See Accompanying Notes to Financial Statements

                           FREESTAR TECHNOLOGIES
                          STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            From Inception
                                          Three Months      (May 25, 2001)
                                             Ended                 To
                                           March 31             March 31
                                             2002                 2002

Net sales                                  $         -      $     236,495

Cost of goods sold                                   -            114,073

   Gross profit                                      -            122,422

Operating expenses:
 Selling, general and administrative
  expenses                                     318,499          2,672,852

   Operating loss                             (318,499)        (2,550,430)

Miscellaneous, net                             (25,625)           (32,946)

Loss before income taxes                      (292,874)        (2,517,484)

Provision for income taxes                           -                  -

  Net loss                                   $(292,874)       $(2,517,484)

Other comprehensive loss, foreign currency
 Translation adjustment                         (4,474)           (82,322)

  Comprehensive loss                          (297,348)        (2,599,806)

Loss per common share, basic and diluted         (0.01)             (0.08)

Weighted average shares outstanding, basic
 and diluted                                43,584,998         30,557,873

                 See Accompanying Notes to Financial Statements

                            FREESTAR TECHNOLOGIES
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            From Inception
                                                            (May 25, 2001)
                                                                   to
                                                               March 31,
                                                                  2002

Cash Flows From Operating Activities
 Net loss                                                    $(2,517,484)
 Adjustments to reconcile net loss to net cash
  (used in) operating activities:
   Depreciation                                                    9,122
   Stock and warrants issued to officers and consultants       2,217,919
   Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                  (138,835)
    (Increase) decrease in inventories                                 -
    (Increase) decrease in other assets                          (46,682)
    Increase (decrease) in accounts payable
     and accrued expenses                                         47,221
             Net cash (used in) operating activities         $  (428,739)

Cash Flows From Investing Activities
 Purchase of property and equipment                             (148,529)
Net cash used in investing activities                           (148,529)

Cash Flows From Financing Activities
 Bank overdraft and borrowings on line of credit                  22,026
  Contributions from stockholder                                 481,377
  Loans from stockholder                                          61,462
     Net cash provided by financing activities                   564,865

Effect of Exchange Rate Changes on Cash                           12,690

Increase (decrease) in cash and cash equivalents                     287

Cash and Cash Equivalents
     Beginning                                                         -
     Ending                                                          287

Supplemental Disclosures of Cash Flow Information
 Cash payments for interest                                            -
 Cash payment for income taxes                                         -

Supplemental Schedule of Non-Cash Investing and
Financing Activities
 Loan payable to stockholder for a deposit
  transferred to the Company                                     900,000

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

Pursuant to the terms of the Agreement and Plan of Merger ("Merger Agreement"), by and between the Company and ePayLatina, S.A., certain Company shareholders will receive 6,668,000 shares of Freestar stock after the merger. For accounting purposes, the acquisition was accounted for using the purchase method with ePayLatina, S.A. as the accounting acquirer in a reverse acquisition. Therefore, the historical equity of the Company has been adjusted to reflect the conversion of ePayLatina, S.A. common stock to that of the Company. Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of ePayLatina, S.A. and include only the transactions of the Company after the merger.

Following the acquisition, the Company adopted ePayLatina, S.A.'s fiscal year end, June 30.

NOTE 3 - LOSS PER SHARE

Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding during the period. Basic and diluted loss per share is equivalent to basic net loss per share because the effect of converting outstanding stock warrants would be anti-dilutive.

NOTE 4 - CERTAIN FINANCIAL STATEMENT INFORMATION

a. Deposits consist of $900,000 for cost of producing 66,000 card readers related to the Company's implementation of the PaySafeNow System. The deposit was a non-cash contribution by the Company's chief executive officer in September 2001.

b. Note payable of $750,000 is related to a down payment paid to the Company before the acquisition of ePayLatina, S.A related to sale of certain assets. The Company's new management cannot obtain details of this transaction and was unable to prove that the note payable is no longer valid.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption did not have a material impact to the Company's financial position or results of operations.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Through March 31, 2002, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock for a significant portion of its expenses or has obtained cash contributions from its major stockholder/chief executive officer, it is not known whether the Company will be able to continue this practice, or be able to obtain continuing cash advances and contributions or if its revenue will increase significantly to be able to meet its cash operating expenses.

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

In the quarter ended December 31, 2001, the Company issued 2,115,000 shares of common stock to various consultants and legal counsels for current and future services. The Company recognized an expense of $249,400 in the current quarter. The remaining $221,600 was included as prepaid expense and will be expensed as services are rendered in future quarters.

In November 2001, the Company issued 6,668,000 shares of restricted common stock due to certain shareholders of Freestar pursuant to the asset purchase agreement between the Company and ePayLatina, S.A. Effective on April 23, 2002, the Registrant has cancelled 6,667,000 shares of common stock. The Company has recently determined that these shares were improperly issued and, as a result, must be cancelled.

In the quarter ended March 31, 2002, the Company issued 1,630,000 shares of S-8 registered common stock and 1,000,000 shares of restricted common stock to a consultant for current and future services, and 5 shares of restricted common stock to five shareholders of ePayLatina, S.A. to comply with local Dominican Republic laws. The Company recognized an expense of $120,633 in the current quarter. The remaining amount was included as prepaid expense and will be expensed as services are rendered in future quarters.

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

     The Registrant's Enhanced Transactional Secure Software ("ETSS"), a proprietary software package that enables consumers to consummate secure e-commerce transactions over the Internet using credit, debit, ATM (with PIN) or smart cards. The ETSS system integrates a consumer-side card-swipe terminal with a back-end host-processing center. It encrypts sensitive financial data at the consumer's personal computer, using powerful DES encryption and algorithms. It sends an authorization number to the e-commerce merchant, rather than the consumer's credit card information, to provide a maximum level of security.

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

     During the first quarter of 2002, the Registrant did not receive any new shipments of product due to the fact that it made the decision to enhance the product to USB port compared to the present PS2 port.
The enhancement of our product required extensive research and development, hence the deferral of shipments. This was an important decision for the registrant to make especially as it had an adverse effect on revenues for the quarter ended March 31, 2002. However the Registrant believes that this decision will derive long term benefits and is an essential part of the current business plan to have a globally accepted product. The Registrant is expecting to receive the first shipments of the newly enhanced product by the end of June 2002.
The Registrant will then recommence redistribution of product to its clients

     The Registrant has a contract with La Nacional de Envious, who will sell and distribute the Registrant's PaySafeNow solution to its existing and new client base throughout North and Latin America. The solution will enable clients to securely transfer money, locally or internationally via the Internet from the comfort of their own home, anytime during the day or night using their ATM, debit, credit or smart card. La Nacional plans to distribute and deploy the system to its branches and agencies throughout the U.S. The Registrant anticipates that it will not only receive revenue from the product sale but will also receive a transactional revenue fee from each transaction that takes place. The first units were deployed in New York in early 2002 at the "La Nacional Cybercafe," located at 566 West 207th Street in the Washington Heights district in New York City, an area that boasts the largest concentration of Dominican Republicans in the Northeast. The La Nacional Cybercafe, features a bank of computer terminals that have been outfitted with the registrants PaySafeNow system. Using the PaySafeNow system's proprietary card reader, the "ePayPad," Cybercafe customers may enjoy virtual one-stop shopping directly from popular retail stores located in the Dominican Republic via the internet. In addition, the ePayPad will permit customers to use their PIN-authenticated cards to securely and economically transfer money locally or to friends and relatives living in the Dominican Republic or elsewhere around the world. In accordance with its contractual agreement with La Nacional, the Registrant will receive a transactional revenue fee from each PaySafeNow transaction originated at the Cybercafe. La Nacional's first U.S.-based Cybercafe represents a significant opportunity for the Registrant to demonstrate its system's ease-of-use, global capabilities and technical functionality in the United States. However, it also represents an important and progressive business opportunity to stimulate the local economy and provide an entire community with cost-efficient access to the Internet .

     The Registrant now has the first fifty merchants on the Enelpunto.net Payment Gateway live with the Registrant's PaySafeNow system. EnelPunto.net has established the Registrant's ETSS as the standard, approved e-commerce payment technology for EnelPunto's online merchants." Now the first fifty merchants are fully operational, it will provide the platform for the Registrant to move forward with the integration of new merchants. The Registrant expects to integrate more than one thousand merchants by the middle or latter part of 2002.

     The Registrant has entered into a revenue-sharing contract with Credulus Systems International to market credit analysis systems and services to the financial services industry in Latin America. The credit analysis and automation tools of Credulus Systems complement our proprietary payment systems and will enhance the Registrants product line. They offer synchronous capture and delivery of payment data patterns into the credit profiles used by financial institutions and merchants. Local credit bureaus cannot meet the sophisticated demands of today's online and private financial networks. CRM systems improve customer service but not the financial product offering of the banks. CredAbilityc by Credulus Systems addresses the risk management demands of the market and maximizes profit for credit providers The CredAbilityc Credit Analysis Solution is tailored to the specific requirements of financial services in the emerging economies of the Latin American & Caribbean region. Leverage and analysis of customer data empowers financial institutions through accurate and immediate risk measurement. The consequent mitigation of risk reduces costs to consumers and increases margins for credit providers, which in turn stimulates market activity

     The Registrant has entered into a strategic alliance with Fortech which will enhance brand awareness for the Registrant's products. The alliance will enable the Registrant to integrate its PaySafeNow system with Fortech's business software package so as to develop a total business solution for clients. Fortech will also market and distribute and act as a reseller of the Registrant s products. This strategic alliance will open up new markets for the Registrant thus accelerating revenue growth.

     The Registrant has entered into a strategic alliance with Caribbean Postal Services ("CPS") which will implement and develop an aggressive sales and marketing program for The Registrant's products. CPS will market and distribute the Registrant's product to their existing and future clients through their own portal and extensive marketing campaigns. CPS will give added value to the Registrant's clients by way of their distribution networks not only in the Dominican Republic but also in the United States. CPS will deliver goods purchased by clients using the ePayPad from the United States directly to the Dominican Republic. The Registrant believes that the CPS distribution network will greatly enhance and accelerate sales growth for the Registrant.

     The Registrant has entered into a technical agreement with GS Telekom ("GTKOM"), which will further develop and enhance the Registrant's products. This agreement will enable the Registrant to enter into the rapidly expanding and highly profitable Wireless Application Protocol market. GTKOM and the Registrant will jointly develop and customize solutions for specific clients. This agreement is significant for the Registrant as it will gain the Registrant entry into a potentially lucrative market. The agreement will also provide the Registrant with resources to develop the next generation of its products

     The Registrant has made important strides in obtaining a strong market presence in the United States with its strategic partner SSP Solutions. This strategic partnership will bring to the Registrant a strong and broad client portfolio with global scope., which will provide us with a secure platform for future growth. The Registrant will continue to build on new growth horizons The results of which will come to fruition in the latter part of 2002. The Registrant has consistently sought high caliber partners to create a best of breed technology approach for its customers. The Registrant believes that harnessing the strengths of complementary industry partners is a vital part of its growth strategy.

     To enhance its presence in the United States, the Registrant opened its new North American headquarters in the heart of New York City to launch the sales and marketing of its PaySafeNow system in the North American market.. This is an important step for the Registrant with regard to the execution of its business plan and the globalization of our PaySafeNow system. New York is the business center of the world and therefore it is a natural choice for the Registrant.

     The Registrant also opened its new European Headquarters in Dublin, Ireland to launch its PaySafeNow system in the European
market.  The Registrant believes that this is an   important step for
it with regard to the execution of its business plan. Ireland is the largest exporter of software in the world and so it was a natural choice for our European headquarters. Additionally, the country's infrastructure and educated labor force will play a major role in establishing the registrant in the European marketplace in the forthcoming year

     After extensive research and long term negotiations with numerous manufacturers it was decided to outsource manufacture of the units. The decision to outsource will have many obvious long term benefits for the Registrant, for example, no production payroll, not carrying excess amounts of inventory thus improving its cash flow, immunity from industrial disputes which will ensure an uninterrupted supply of units to our clients, the cost of the units will be put out to tender regularly thus ensuring our product remains at a competitive price in the market place. It is important for the Registrant to have cash on hand to maintain a sufficient supply of inventory to meet consumer demand. The risk of maintaining inadequate stocks of certain key components must be minimized by larger than normal forward purchasing.

     In April 2002 the Registrant retained vFinance Investments, a subsidiary of vFinance, Inc., a New York-based investment banking firm that offers capital raising and related services to small- and middle-market public companies and high growth private companies worldwide. vFinance will be responsible for assisting the Registrant in raising capital, providing management with ongoing financial counsel and identifying prospective opportunities for acquisition and/or joint venture considerations. This strategic relationship is intended to provide the Registrant with an immediate financing package that is a combination of a $270,000 convertible debenture and a $4 million equity line of credit. The access to working capital will allow the Registrant to fully support its immediate goals, promote near term growth and accelerate the implementation of our corporate business plan. It should be noted that the Registrant may never take advantage of the equity line, which is at the Registrant's discretion without penalty. However, in light of the growing demand for our PaySafeNowr solution across a broad spectrum of industry applications, the company believes it is prudent to have immediate access to growth capital in the event it has to accelerate its production efforts.

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

     In March 2002, the Registrant Engaged Elite Financial Communications Group to launch an aggressive market awareness campaign to foster appreciation of corporate progress and global growth strategy. Elite Financial is a full service, pro-active financial communications, investor relations and strategic resourcing firm. Elite Financial will work closely with the Registrant's executive management team to develop customized, high-quality, high-impact and fully integrated financial communications programs and platforms designed to increase industry and investor awareness of the Registrant and foster market appreciation for its ongoing corporate progress and global growth strategy. Elite Financial will be playing a key role in helping the Registrant to leverage its vision for a new generation of online financial services.

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

     The Registrant incurred a net loss of $2,197,395 for the six months ended December 31, 2001 and $292,874 for the three months ended March 31, 2002. At March 31, 2002, the Registrant had an accumulated deficit of $2,517,484. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant is in the process of negotiating a financing package with vFinance, Inc., a New York-based investment banking firm, that is a combination of a $270,000 convertible debenture and a $4 million
equity line of credit.    However, this arrangement is not finalized,
and there is no guarantee that this funding source, or any others, will be available in the future, or that they will be available on favorable terms. In addition, this funding amount may be adequate for the Registrant to fully implement its business plan. Thus, the ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

     (a) By letter dated November 1, 2000, the staff of the Securities and Exchange Commission has informed the Registrant that it has completed its investigation, and intends to recommend to the Commission that a civil action in federal court be taken against the Registrant alleging violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 12(g) 13(a), 13(b)(2)(A) and 13(b)((2)(b) of
the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder. The staff believes that, among other things, the Registrant made false or misleading statements in filings with the Commission during calendar year 2000 that the Registrant had purchased assets in Costa Rica worth $5.18 million and that later sold those assets. The staff also plans to recommend that the Commission seek injunctive relief, but not a civil penalty or other collateral remedies. The Registrant and the staff are in discussions regarding the foregoing. The Registrant anticipates that it will resolve the foregoing proposed action by entering into a consent to an order, without admitting or denying the allegations, that it be permanently enjoined from violating any of the foregoing sections of the Securities Act, and the Exchange Act and rules thereunder.

     It should be noted that the foregoing allegations pertain to conduct by former officers and directors of the Registrant. Current management of the Registrant has retained counsel to vigorously pursue state and federal legal action against those individuals and others that it believes have caused damage to the Registrant.

     (b) On January 24, 2002, Paul Egan, president of the Registrant, was named in a complaint filed in the Orange County California Superior Court, Centralized Escrow Services, Inc., as trustee for certain shareholders of Freestar Technologies, Inc., and Meridian Capital Credit, Inc. v. Paul Egan, an individual and in his capacity as president of Freestar Technologies, Inc., et al., Case No. 02CCO2017. This complaint alleges causes of action for fraud and deceit, breach of fiduciary duty, breach of written contract, breach of oral contract, specific performance, and injunctive relief in connection with a Rule 504 offering of common stock conducted by the former management of the Registrant. Mr. Egan disputes the claim and believes such claims to be spurious. Mr. Egan intends to defend himself vigorously and through counsel he has filed a demurrer and a motion to strike, both of which were sustained with leave to amend on May 8, 2002. This case is still in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit.

     Effective on April 23, 2002, the Registrant has cancelled certificates representing 6,667,000 restricted shares of common stock issued in connection with this Rule 504 offering (these certificates were in the possession of the company). These shares were originally issued on June 11, 2001 to Meridian Capital Credit. The Registrant has recently determined that these shares were improperly issued and, as a result, must be cancelled. The certificates representing the issued shares were broken-up into a number of separate certificates.

(c) On March 4, 2002, the Registrant and certain of its agents, Paul Egan, Ciaran Egan, and others have been named as a defendants in a suit brought by the Registrant's former interim chief executive officer and attorney, Dennis Johnston. That suit was filed in the United States District Court for the Central District of California, Dennis Johnston v. Freestar Technologies, Paul Egan, Ciaran Egan, et al., Case No. SA02-224. It alleges fraud and deceit in the sale of securities in violation of Section 10(b) of the Securities Exchange Act of 1934, fraud and deceit in the issuance of securities, negligent misrepresentation, and breach of contract. The suit seeks damages in an unspecified amount and involves the alleged failure of the Registrant to transfer 2 million shares of its common stock to Mr. Johnston for legal services.

    The defendants dispute the claims of Mr. Johnston and intend to defend themselves vigorously. In this regard, the defendants have filed a motion to dismiss pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted. The motion to dismiss is scheduled to be heard on May 20, 2002. This case is still in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant sold the following securities without registration (restricted) during the three months ended March 31, 2002:

     (a) On March 7, 2002, the Registrant issued 5 shares of common stock to five shareholders of ePayLatina, S.A. to comply with local Dominican Republic laws. These shares were valued at $0.07 per share. On this date the closing trading price of the stock was $0.10.

     (b) On March 14, 2002, the Registrant issued 1,000,000 shares of common stock to a consultant for current and future services to the Registrant for a one year period, valued at $98,000 ($0.098 per share). On this date the closing trading price of the stock was $0.20.

     These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to sophisticated or accredited investors as defined in Rule 502;

     - the Registrant gave the purchasers the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised the purchasers of the limitations on resale in the manner contained in Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

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

Reports on Form 8-K.

     The Registrant filed the following report on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB:

     An amended Form 8-K was filed on February 6, 2002 to clarify that the Registrant is adopting the fiscal year (June 30) of ePayLatina, S.A.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Freestar Technologies



Dated: May 14, 2002                       By: /s/ Paul Egan
                                          Paul Egan, President

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

10.5    Consulting Services Agreement between the Registrant and
        Henry Bohl, dated October 17, 2001 (incorporated by reference to Exhibit 10.5 of the Form 10-QSB filed on February 14, 2002).

10.6    Consulting Agreement between the Registrant and America
        Fermin, dated October 25, 2001 (incorporated by reference to
        Exhibit 10.6 of the Form 10-QSB filed on February 14, 2002).

10.7    Consulting Agreement between the Registrant and Marcelina
        Ramos, dated October 25, 2001 (incorporated by reference to
        Exhibit 10.7 of the Form 10-QSB filed on February 14, 2002).

16 Letter on change in certifying accountant, dated March 9, 2001 (incorporated by reference to Exhibit 16.2 of the Form 8-K filed on March 13, 2001).