Form 10KSB
period 2002-06-30
FREESTAR TECHNOLOGIES
filed 2002-11-13
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                          COMMISSION FILE NUMBER: 0-28749

                                FREESTAR TECHNOLOGIES
             (Exact Name of Registrant as Specified in its Charter)

          Nevada                                            88-0446457
(State of Incorporation)                            (I.R.S. Employer ID No.)

        1140 Avenue of The Americas, 10th Floor, New York, New York 10036
                      (Address of principal executive offices)

                     Registrant's telephone number:  (646) 728-2358

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 1, 2002: $2,034,601. As of November 1, 2002 the Registrant had 48,701,557 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X.

                                 TABLE OF CONTENTS

PART I.
                                                                        PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                           3

ITEM 2.  DESCRIPTION OF PROPERTY                                          17

ITEM 3.  LEGAL PROCEEDINGS                                                17

ITEM 4.  SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS              20

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         21

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 24

ITEM 7.  FINANCIAL STATEMENTS                                             39

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                           39

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(A) OF THE EXCHANGE ACT                                        40

ITEM 10. EXECUTIVE COMPENSATION                                           42

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   43

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   44

ITEM 13. EXHIBITS, REPORTS ON FORM 8-K, AND INDEX
         TO FINANCIAL STATEMENTS                                          46

SIGNATURES                                                                48

CERTIFICATIONS                                                            48

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     The Registrant was originally organized on August 2, 1997 under the laws of the State of Delaware as Interstate Capital Corporation. The Registrant at that time had no operations and was considered a development stage company. On November 17, 1999, the Registrant caused a Nevada corporation to be formed under the name of Freedom Surf, Inc., which then merged, with Interstate Capital Corporation for the purpose of changing the corporate domicile to Nevada.

     Effective January 4, 2000, the Registrant, then known as Freedom Surf, acquired all of the issued and outstanding shares of stock in Southern California Logo, Inc. The contract was executed on May 12, 2000 but was deemed effective for purposes of reporting income and expense as of January 4, 2000. Southern California Logo was acquired through a structured acquisition under the terms of which the former owners of this company, Rick and Judy Songer, received a total of 900,000 shares of stock. They, in turn, transferred a total of 13,150 shares to some long time employees. Judy Songer retained a total of 236,850 shares of common stock in the Registrant and Rick Songer owns a total of 650,000 shares. Additionally, the Registrant then known as Freedom Surf was to pay a total of $800,000 in cash to the Songers. $500,000 of that amount was paid in August, 2000 and the balance is still owed.

     On December 10, 1999, Freedom Surf reported that it had purchased equipment to manufacture neoprene wet suits that was stored in Costa Rica. Freedom Surf valued the equipment at $5,180,000. Freedom Surf did not obtain a report from a licensed independent appraiser. However, Raece Richardson, then President of Freedom Surf, arranged for an appraisal of this equipment by a local appraiser of boats who valued the equipment at $5,180,000. Freedom Surf then issued 969,000 shares of its common stock to the seller of the equipment, STS de Costa Rica, S.A., and also issued a promissory note in the amount of $335,000 to the same company.

     On October 19, 2000, Freedom Surf reported that it had sold this equipment to Ronbridge Investments Limited, a Hong Kong company for $4,750,000, accepting a down payment of $750,000 in cash that was received on August 31, 2000 and a promissory note for the balance of $4,000,000. At the time of the sale, the only shareholder and President of Ronbridge was Raece Richardson's father. At the time, Raece Richardson was a principal shareholder of Freedom Surf. At the time the transaction was completed on the sale of the equipment, Ronbridge did not have sufficient resources to pay the amount due on the balance of $4,750,000. Also, neither Freedom Surf nor Ronbridge had the capacity to pay the promissory note to the original owner of the equipment who was still owed $335,000.

     Based on advice from outside consultants, the equipment transaction was structured so that Pacific Standard Financial Group, Inc. acquired the equipment from STS and resold it to Freedom Surf. Pacific is believed to have purchased the equipment from STS for the same consideration that the company agreed to pay Pacific except that the promissory note issued by Pacific to the STS was in the original principal amount of $300,000. Pacific transferred the 969,000 shares to STS and also executed a promissory note to STS for $300,000, as noted.

     After this transaction, Freedom Surf never took possession of the equipment and it remained in storage under the control of STS.
As a part of the agreement, Freedom Surf was required to pay storage fees but never paid them. Also, Freedom Surf never paid Pacific the $335,000 which was owed and Pacific, in turn, never paid STS the $300,000 which was owed to them. On November 16, 2000, Freedom Surf received a notice from STS declaring a default. The Notice stated that STS was terminating the agreement. STS returned the 969,000 shares of common stock and has not given any indication that it would bring suit for the monies owed to it. They have accepted the equipment in lieu of payment.

     Finally, Freedom Surf informed Ronbridge that it was not in a position to refund Ronbridge the $750,000 that it received as a down payment on the sale of the equipment. On December 8, 2000, Freedom Surf reported on Form 8-K to the Securities and Exchange Commission that the above-described situation had occurred. On January 23, 2001, a group of shareholders who had formed a committee known as the Committee for Corporate Governance, Larinda Nilsen, Chairman, filed a Preliminary Proxy Statement with the Securities and Exchange Commission stating that they intended to call a special meeting of the shareholders for the purpose of removing the remaining members of the Board and electing new Board members.

     Prior to the filing of this Preliminary Proxy Statement, certain members of the board of directors had already resigned. On December 1, 2000, John W. Cruickshank resigned as a member of the board of directors of Freedom Surf. Shortly thereafter, Holly Richardson, another member of the board resigned leaving two members of the Board, Rick Songer and David McKenzie.

     The remaining board members, Rick Songer & David McKenzie met in a special meeting of the Board of Directors on February 2, 2001 to consider the matters raised by the Preliminary Proxy Statement which had been filed by Larinda Nilsen. Both Rick Songer and David McKenzie tendered their resignation as members of the Board of Directors, those resignations to become effective on February 5, 2001 at 12:00 P.M. Pacific Standard Time. Prior to their resignations becoming effective, pursuant to Article II, Section 2 of the Bylaws of the corporation, the resigning Board elected new members to replace the present board until the next annual meeting of the shareholders, those persons to become board members effective on February 5, 2001 at 12:00 P.M. Pacific Standard Time.

     C. Cortland Hooper, former President of Freedom Surf entered into an agreement with Southern California Logo, Inc. to return all assets which had formerly belonged to that company to its former owners, Rick and Judy Songer. This action was ratified by the former board of directors on June 28, 2001. Under the terms of the Agreement, Freedom Surf acknowledged that it was in default on the payment to Rick & Judy Songer on a promissory note dated May 12, 2000. Freedom Surf agreed to allow Rick Songer to retain the 650,000 shares of common stock that he had received as consideration for his work with the company and the Board of Directors and his former agreement to extend payment on the original terms of the promissory note. Freedom Surf also agreed to allow Judy Songer to retain 250,000 shares of stock in consideration of the extension of payments under the terms of the promissory note. The agreement further states that the common stock thus issued may not be reversed for a period of at least three years. Finally, the agreement states that the Songer's shall retain the $500,000 paid to Southern California Logo on August 22, 2000 as liquidated damages for the failure to pay the promissory note on a timely basis.

     On August 10, 2001, the Registrant purchased all of the assets of ePayLatina, S. A. in exchange for 1,000,000 shares of Series A preferred stock in the Registrant. The Series A shares are convertible into 12,000,000 shares of common stock in the Registrant. Conversion can occur upon the certification after 12 months that the Registrant has a before tax profit of at least $1,000,000 at which time, 1/3rd of the preferred shares become convertible into common. Then, on each 12-month anniversary date, again on certification of before tax profits of at least $1,000,000, another 1/3rd of the preferred shares will convert to common until all of the preferred stock has been converted. The preferred stock was issued pursuant to
Section 4(2) of the Securities Act of 1934, as amended, and was disbursed to Paul Egan, the owner of ePayLatina, S. A. The preferred stock is voting and each share receives 12 votes on any issue brought before the shareholders. Total assets transferred to the Registrant by this transaction totaled $696,285 less liabilities of ePayLatina,
S. A. that the Registrant assumed totaling $316,788.

Business of the Registrant.

     "Due to the explosive growth of e-commerce, it is only logical that fraudulent activity on the Internet will experience similar growth and today's sophisticated consumer has a right to be concerned about issues such as security, fraud and privacy while online." U.S. Internet Fraud Authority.

     ePayLatina S.A. developed the Enhanced Transactional Secure Software that is a proprietary software package that empowers consumers to consummate secure e-commerce transactions on the Internet using credit, debit, ATM (with PIN) or smart cards. This system, marketed globally as PaySafeNow, integrates a consumer-side card-swipe terminal with a back-end host-processing center. The ePayPad is one of several card-swipe terminals that the Registrant will be using to implement its PaySafeNow system

     In addition to ePayLatina, S. A.'s triple DES encryption algorithm that protects financial data when it is sent from the consumer's terminal to the processing center, when a transaction is consummated, the merchant only receives an authorization number. The merchant never receives the consumer's credit card information. This allows for a maximum level of financial security during the transaction.

     The Registrant believes its PaySafeNow system represents the future of secure Internet based commerce, and is looking to establish further relationships with consumers and online businesses that will benefit from added security, increased sales volume, and reduced charge backs. The development of the Internet and the introduction of e-commerce have created a commercial medium that remains unparalleled in efficiency, convenience and potential.

     The decline in the price of computers and the widespread availability of the Internet through popular Internet service providers such as America Online, Earthlink, and Net Zero, have led to growth of the online population, has exceeded even some of the most ambitious analyst projections. Although millions are already online, the growth in the number of users on the Internet is expected to continue to grow at a rapid pace.

     As the number of Internet users has grown dramatically over the past 5 years, so has the percentage of online users that participate in e-commerce. As consumers have become widely aware of the cost savings and time saving advantages e-commerce has to offer, the Internet has grown into a medium through which consumers are acquiring a growing percentage of the goods and services they need. Accordingly, the number of e-commerce enabled sites has grown significantly.

     Internet growth, as a commercial medium has led to a significant increase in e-commerce revenue from business-to-business and business-to-consumer transactions. The amount of revenue generated by these transactions is expected to continue to increase substantially over the next decade.

     Merchants recognize the Internet as a new and powerful medium that can address historic market limitations of the traditional
retail sector.    However, the Internet must first solve privacy and
security concerns that have not been adequately addressed.

     As most consumers and retailers are aware, using the Internet as a medium of exchange can significantly reduce inefficiencies associated with traditional retail, such as:

     - Catalog distribution

     - Physical presence

     - Staffing

while creating an online market for a myriad of goods, including high ticket items such as cars, that even the most ambitious analysts and retailers could not envision during the early years of the Internet. Consumer issues have served as the first significant bottleneck for e-commerce growth.

(a)  Consumer Issues and Concerns.

     Fraud leaves the consumer with the ordeal of having to work with their credit card companies to clear their credit and/or name.
Online fraud has become one of the most important considerations for companies involved in e-commerce.

Theft of personal data

Private and personal information is often subject to theft whenever consumers go online to:

Purchase online

Browse the Internet

Check e-mail

Most current transactional processes necessitate that the consumer leave e-merchants with personal, contact and credit card information. Consequently, an avid Internet shopper may leave sensitive information on numerous web sites each month that can be compromised by computer hackers.

Payment Ease

     Consumers have also been slow to adopt cumbersome payment procedures that include steps such as visiting additional web sites, adding e-commerce purchases to an existing telephone bill, or utilizing additional processes that materially encumber the Internet retail experience, an experience expected to be as easy to use as the Internet itself.

Payment Options

     Consumers have not been offered the same range of payment options for e-commerce as exist for traditional commerce which can instantaneously pay merchants from credit cards, ATM cards (with PIN) and smart cards. To date, companies appear to have failed to strike an effective balance between processing speed, ease of use, multiple payment options including ATM (with PIN), credit card, debit card, and smart card, with high-level security from online fraud.

     Though credit cards are generally believed to be secure when used offline, there is a high incidence of fraud due to the tremendous amount of credit card usage online. Accordingly, Internet fraud is expected to soar to over $6 billion by the year 2005.

     Even with the fear that Internet information theft will slow the growth of consumers adopting e-commerce, research reveals that a large percentage of the consumers will continue to use any means available to participate in e-commerce, regardless. e-Visa, Visa's Internet unit, estimated that 2% of Visa's 1999 volume ($13 billion) came from transactions over the Internet. Visa estimates that by 2003, approximately 10% of Visa's annual volume will come from Internet sales. Because domestic consumers and businesses have limited payment options (credit, Visa/MC based debit) when conducting commerce on the Internet, credit cards currently account for more than 90% of all e-commerce transactions.

     The acceptance of e-commerce as a ubiquitous commercial medium that is poised for growth over the next decade has led to numerous corporate initiatives looking to address the three leading problems with e-commerce today:

     - Fraud

     - Privacy

     - Inaccessibility

These consumer concerns have bourgeoned a computer security industry that Dataquest estimates will grow into a $13 billion business by the end of 2002, up from $6.3 billion in 1997, as computer and network security experts find themselves confronted by a highly resourceful adversary, the computer hacker that is both resourceful and often very hard to locate and identify.

     Not only do published statistics regarding Internet fraud lead to slower consumer adoption of the Internet as an e-commerce medium, but these statistics also make current online consumers and merchants fearful of transacting in cyberspace.

(b)  Merchant Issues and Concerns.

eLiability

     Credit card fraud, which occurs 12 times more often in the Internet community than in the traditional retail community, is generally a liability shared predominately by e-merchants. The Center for Trust Online found in a recent survey that, "1 in every 2 Americans over the age of 18 uses the Internet, but more than half of the users cite security and privacy as primary reasons for not using credit cards for Internet purposes," according to Financial DNA. The group that has the most to lose from online fraud is the e-merchant.

Security Costs

     Liability from Internet fraud places the Internet security costs squarely upon the shoulders of online merchants. Internet credit card fraud is expected to cost e-merchants over $1.5 billion this year, clearly illustrative of the needs for a system or process which solves online fraud. Merchants have not been presented with a solution to the online fraud problem.

Business Costs

     Only 2% of total credit card spending originates from online transactions. However, fraud committed online represents 50% of all credit card fraud. Consequently, merchants pay higher discount rates than in the traditional retail environment. As consumers are still expected to transact over the Internet despite these obstacles, U.S. businesses are expected to pay many of their business expenditures online by the year 2009, increasing the number and frequency of online transactions and opportunities for online fraud.

     Globally, merchants are eager to use a simple, fast and secure payment methodology, which meets the needs of both consumers and merchants.

(c)  The Registrant Solution.

     The Registrant, through its ePayLatina division, has developed a solution utilizing patented technology, which enables secure online credit card, ATM-debit (with PIN) and smart card transactions. The ePayLatina payment solution is:

     - Secure

     - Private

     - Easy

     - Instantaneous

     - Allows numerous payment options, including ATM (with PIN)

1)  Secure

     When consumers effect an online transaction, financial information is encrypted at the user's terminal before leaving the user's CPU or hand-held device to travel to a host processor over the Internet. This encrypted information is sent to an Enhanced Transactional Secure Server ("ETSS") which separates non-bank information (name, shipping address, etc.) from information required by financial institutions (credit card information), and an additional proprietary layer of encryption is provided to each set of data. Personal and shipping information such as phone number, address and goods ordered are directed to the merchant, only upon verification of the transaction.

     Financial data is directed to financial institutions only. Online merchants neither receive nor store financial information, only the approval code for the transaction. Thus, no longer is there any risk that computer hackers might steal financial information stored in merchant databases.

2)  Private

     All financial information is anonymous, since consumer identities are not directed to financial institutions. As personal information and financial information are separated, consumers are afforded additional protection from merchants accumulating and sharing information. Additionally, consumer information is not directed to financial institutions, therefore these institutions are not empowered to track consumer transactions or sell consumer information.

3)  Easy

     Unlike other alternate payment methods, which include the use of registrations at additional web sites, ePayLatina technology is as easy to use as a credit card terminal located at the local grocery store. Consumers only have to swipe their credit card at either their computer terminal or PDA device to effect a secure transaction.

4)  Instantaneous

     Unlike alternative payment methods, ePayLatina S.A. transactions are processed instantaneously, alerting consumers that their transactions have been approved quickly, without long lag times or approval periods. ePayLatina S.A. approves transactions with a wait time similar to the wait time in a store. As a result, consumers are expected to benefit greatly by receiving quicker notice of transaction status, and shortened transaction-processing time.

5)  Allows Multiple Payment Options including ATM (with PIN)

     Because the ePayLatina S.A. system accepts credit cards, ATM/Debit (with PIN) and smart card transactions, ePayLatina S.A. enables millions of non-credit worthy consumers and those who prefer to use ATM cards to participate in e-commerce. This market is estimated to be significant and growing. Although credit cards currently account for 90% of purchases in cyberspace, they only account for 26% of offline transactions.

     A large percentage of offline transactions are driven by consumers who are not credit worthy, or prefer not to use credit cards, and must look to alternative methods for effective Internet. Of the growing number of plastic card-based transactions that do not involve credit cards, a growing number are being consummated with ATM (with PIN) cards.

     Although a large percentage of Americans are not deemed credit worthy and consequently do not have a credit card necessary to consummate e-commerce transactions, a ubiquitous ATM (with PIN) based payment system has not been deployed for online transactions. A payment methodology, which empowers additional card schemes (ATM with PIN), will impact over 150 million consumers.

     The majority of payment solutions in place today do not successfully address the aforementioned security, privacy and versatility concerns as:

     - Most are only credit card based

     - Most are card-absent transactions

     - Most leave the consumers financial data with the e-merchant

     - Most do not accept ATM (with PIN) transactions

     - Most do not enable smart card transactions

     - Most do not offer triple DES encryption

Competitors

     Firms competing to provide the market with a viable, secure, payment platform include:

     - Netgiro

     - Tradesafe

     - Propay

     - Safedebit

     - Qpass

     - Payware

(a)  Comparative Analysis.

     The following table compares the Registrant's solution to its closest market competitors on the following basis:

Functionality: Cards Accepted, such as Credit, Debit & ATM.

Security: Separation of PIN code from Account Information and encryption.

Ease of Implementation: Support of traditional presentation payment methods for transition phase.

Technology: Smart Card functionality; support for next generation wireless technology standards.

EBPP: Electronic Bill Payment & Presentment

WAP: Wireless Application Provider

NetGiro

     - Information is transmitted to merchants and stored within a merchant maintained databases that are often the target for computer hackers and other Internet fraud.

     - Does not require the payment card to be physically present, which improves the likelihood of fraud.

TradeSafe & ProPay

     - Allows only the consumer to consummate purchases and sales, doesn't provide merchant services

     - Designed for smaller purchases, not large transactions originating from major retailers

     - Does not accept debit, ATM (with PIN) or smart cards

SafeDebit

     - No added security for consumers' personal information, such as SSL or Pay Safe Now

     - Does not accept debit, ATM or Smart cards

     - Information is transmitted to merchant, which improves likelihood of information theft, when hackers gain access to merchants' credit card databases

Q Pass PowerWallet

     - Accepted only by sites that accept Q Pass payment methods. (Few merchants accept Q Pass payment methodology)

     - Q Pass has all records of personal information, which improves likelihood of information theft, when hackers gain access to merchants' credit card databases

PayWare eIssuer

     - Information is transmitted to merchant, which improves likelihood of fraud, due to hacking into the merchants' credit card databases

     - Uses 128-bit SSL encryption like most other solutions provided. 128-bit has now proved to be the standard security measure, but as fraud continues to increase, this solution is apparently not enough

(b)  Unique Features of the Registrant Solution.

1)  Card Device

     This card swipe unit enables consumers and businesses to consummate simple, private, quick and most of all, secure online transactions.

2)  "PaySafeNow"

     The Registrant's transaction methodology allows the consumer to use a remote terminal from a home or mobile environment to read a credit/ATM card with PIN or a smart card that is then sent to a host processor for card authorization. "Pay Safe Now" transactions refer to a direct Internet connection between the consumer's terminal and the Registrant's bankcard authorization system. This process prevents the e-merchant from receiving any of the consumers' private and/or financial information, thus eliminating any likelihood of hackers obtaining the consumers' confidential information through merchant databases.

3)  Card Present Transactions

     Requiring a card to be present during a transaction significantly decreases the risk of financial information theft, as financial data is encrypted as the card is swiped through the terminal. To purchase goods and services online, consumers must swipe their payment card and enter the PIN of his own ATM card.

4)  Proprietary

     The card device, a computer peripheral device which plugs into the back of a traditional computer, is patented technology which uniquely encrypts consumer transaction data, dividing and directing data only towards the necessary parties. . Compared to competing firms, the Registrant's solutions are, in the opinion of management, the only solutions that empower consumers to transact across the spectrum of payment mediums, including, credit card, ATM (with PIN), debit cards, and smart cards.

5) As the Registrant solution enables consumers to consummate secure transactions using ATM (with PIN), this mass consumer demographic will be able to participate in e-commerce.

Details of the ePayLatina S.A. System

1)  Swipe Device

     The swipe device works when connected directly into the keyboard jack located behind the personal computer, and provides a higher level of security during e-commerce transactions than is available today for e-commerce transactions. This unit supports credit card, ATM/PIN, debit card, smart card and I/C chip functionality. A USB version is also available, that is set to become the standard unit.

2)  Internet Enabled Consumer

     The Registrant peripherals can only enable transactions when the consumer is connected to the Internet (via a dialup line, DSL, cable modem or fixed broadband connection).

3)  Client Side Web Plugin:

     The card device comes with software plug-in that upgrades the user's Internet browser (Internet Explorer or Netscape Navigator) to be compatible with the company transaction system.

4)  Internet Enabled Merchants

     A merchant web site running any commercial or in-house developed storefront software only needs to add a software plug-in to be ready to process secure online transactions. The Registrant provides this plug-in for free to merchants.

5)  Server Side Web Plugins

     The Registrant has developed a server-side software package that integrates with the merchant's e-commerce software to facilitate routing of consumer financial and personal information payment information securely between the swipe device, the client, and the enhanced transactional secure server.

6)  Enhanced Transactional Secure Server

     The Enhanced Transactional Secure Server ("ETSS") is a secure Internet transaction server that facilitates encrypted transactions between the consumer, PaySafeNow, the merchant storefront and the financial institutions payment gateway.

     The Enhanced Transactional Secure Server was developed to collect and process secure financial transactions, that have been generated by pocket financial card processors or personal devices placed in a store or customer's home. ETSS is the processing center that communicates with financial institutions to process customer requests. It is the core of the Registrant's payment technology named Pay Safe Now.

     This solution brings multiple advantages to the processing credit, debit, ATM and other PIN-required cards. Requiring card presence, and entering PIN, which is encrypted, according to the present VISA requirements, it gives added security to the transactions being placed.

     The Enhanced Transactional Secure Server has been built on module-based cross-platform technology and can be used with a wide range of different hardware and software platforms. It has an on-line administration module, which enables control, reconfiguration and even rebuilding of different modules on fly, without server
restart.  It gives flexibility, it is   upgraded easily  and has a
24x7 available service. A Multi-level security model restricts access to sensitive information. The use of strong encryption algorithms and protocols makes communications safe, brings trust for clients and non-repudiation for merchants.

Capacity to Process Transactions

     Critical to the Registrant's success is the establishment of relationships with contractual agreements necessary to execute high volume e-commerce transactions using the Registrant's payment methodology.

(a)  Host processor

     ePayLatina S.A. has established relationships with international firms that act in the capacity of host processor when authorizing Internet based transactions.

(b)  Banking

     Through relationships with numerous financial institutions, the Registrant system can verify credit terms and bank account information, ensuring that each online transaction meets with the financial institutions requirements.

(c)  E-merchants

     Critical to the Registrant will be the ability to enlist merchant participation by educating merchants to the benefits of the ePayLatina S.A. secure online payment platform .. ePayLatina S.A. must communicate that each participating e-merchant has the capacity to enjoy the security provided by the ePayLatina S.A. secure transaction system, without incurring additional hardware costs. Merchants utilizing the ePayLatina S.A. process will avail themselves of a national audience of online consumers.

(d)  International Host Processing

     As the Registrant moves to expand its secure network process, it will have the opportunity to link processes from multiple regions , thus allowing international host processing and creating additional value to consumers and merchants alike.

Hardware Production (Manufacturing).

(a)  Manufacturing Contracts

     Currently the Registrant has a relationship with Connex Technologies, Inc. (formerly Asia Pacific Micro, S.A.) to produce its ePayPad product. Connex has the capacity to produce over 200,000 units per month in the event that they would receive such an order. These manufacturing agreements provide flexibility to provide just-in-time production, thereby limiting inventory costs. As with most just in time processes, production may be adjusted to meet fluctuations in demand

(b)  Manufacturing Schedule

     It is expected that if upon successful implementation of the Registrants business plan and corporate demand from evolving relationships, the Registrant expects to produce significant demand for its card devices by the latter part of 2003. Additional unit demand is expected beyond this date.

Comprehensive Marketing Strategy

     The Registrant is focusing its efforts on becoming the preferred host for e-commerce transactions. To accomplish this goal, the company has committed to a five-pronged marketing strategy, each element to be executed simultaneously with one another.

     The five-central foci include:

     (a) Encourage manufacturers to embed the software into traditional keyboards, under an ePayLatina S.A. licensing agreement; bundle company solutions into the traditional computer package, just as a mouse or keyboard is packaged as necessary computer equipment;

     (b) Contact and work with personal digital assistant devices and cell phone manufacturers to establish the software as a secure, programmable solution.

     (c) Contacting healthcare, gaming, entertainment, and construction firms, as a primary marketing foci for ePayLatina S.A. software.

     (d)  Leveraging existing relationships for additional opportunities

     (e) Marketing to merchants. Since consumers cannot truly utilize the card device without merchants belonging to the community, the Registrant must focus its initial marketing efforts on, both promotion and distribution, and building the list of online merchants. Accordingly, the requirements for enlisting merchants must be extremely easy and free of cost to the merchant.

     To stimulate awareness, the Registrant plans to: Leverage existing relationships aimed at educating computer manufacturers to the card device technology; produce educational videos, and produce demonstrations at trade shows, and other forms of corporate advertising, as the primary tools to market products to computer manufacturers; and develop sales materials.

Next Generation Technology.

     The Registrant is not satisfied in only having the current technology in its products and processes. The company intends to invest heavily into designing and implementing next generation technology for the purpose of extending their product mix, brand name and reputation, as well as its strategic competitive advantages.

     In addition to independently developing next generation technology, the Registrant will leverage existing relationships.
Once the company has developed a business relationship with a specific firm, it intends to systematically and continuously accumulate information to design next generation products; its products may evolve into devices which are the most suitable for each particular industry.

Employees.

     As of June 30, 2002, the Registrant had in its employment 18 people on a full-time basis, as well as several consultants in various specialties. Of the total, 8 were in product research and development, 6 in sales, marketing, and support, and 4 in finance and administration. These figures are expected to increase significantly if business increases.

ITEM 2.  DESCRIPTION OF PROPERTY.

Offices.

     The Registrant leases a 900 square foot office at 1140 Avenue of The Americas, 10th Floor New York, New York 10036 on a month-to-month basis. The lease rate for this office is $1,400 per month, which is paid in advance.

     The Registrant leases a 2,700 square foot office at Calle
Fantino Falco #24 Edificio J. B ez, Ensanche Naco, Santo Domingo,
Dominican Republic. This lease expires in June 2004; it has a renewal option. The lease contains clauses requiring the Registrant to pay taxes, insurance, emergency power and other operating expenses of the property. The following is a schedule by years of future minimum rental payments required under these leases as of June 30, 2002:

     Year ending June 30,

     2003                      $   27,826
     2004                          27,826
     2005                          26,667
     2006                               -
     2007                               -

     Total                     $   82,319

Furniture and equipment.

     The furniture and equipment owned by the Registrant are recorded at their acquisition cost and are depreciated using the straight-line method. The furniture and equipment consists of various types office furniture and computer equipment that is required for the day to day running of the business, which is currently valued at $14,291.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     (a)  On March 6, 2002 the Securities and Exchange Commission
("SEC") filed an action against Raece Richardson and David McKenzie, formerly the president and vice president of Freedom Surf, Inc., respectively, for securities fraud, for falsifying Freedom Surf's financial statements. The SEC's complaint alleges that the two included $5,180,000 in fraudulently-valued assets on Freedom Surf's financial statements filed with the SEC between January and November 2000.

     In connection with the action against Raece Richardson and David McKenzie, the SEC also charged the Registrant, as successor corporation to Freedom Surf, with violations of Section 17(a) of the Securities Act of 1933, and Sections 10(b), 12(g), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder. The Registrant resolved the litigation without admitting or denying the allegations in the complaint by consenting to an entry of final judgments of permanent injunction from violating any of the foregoing sections of the Securities Act and the Exchange Act, and rules thereunder. The settlement represents neither evidence nor an admission of wrongdoing or liability of the Registrant. All the violations alleged predated current management's assumption of control. For additional information, shareholders are urged to review the Commission's Litigation Release No. 17397 and Accounting and Auditing Enforcement Release No. 1514, dated March 6, 2002 at the SEC's website www.sec.gov.

     (b) On January 24, 2002, Paul Egan, in his individual capacity and as president of the Registrant and in his capacity as president of ePayLatina, S.A., along with SSP Solutions, Inc. and Dennis Johnston, was named as a defendant in a suit brought by Centralized Escrow Systems, Inc as Trustee for certain shareholders of the Registrant, and derivatively on behalf of the Registrant and Meridian Capital Credit, Inc. in the Superior Court of the State of California, County of Orange, Centralized Escrow Services, Inc., as trustee for certain shareholders of Freestar Technologies, Inc., and Meridian Capital Credit, Inc. v. Paul Egan, an individual and in his capacity as president of Freestar Technologies, Inc., et al., Case No. 02CCO2017. The complaint in this matter seeks money damages in an unspecified amount, specific performance and injunctive relief for fraud, breach of fiduciary duty, breach of written contract and breach of oral contract. Defendant, Paul Egan, demurred to all counts of the complaint for failure to state facts sufficient to state a cause of action. On May 8, 2002, Superior Court Judge Kim Dunning granted Mr. Egan's demurrer, with plaintiffs having l5 days leave to amend.

     On or about May 21, 2002, the Registrant was served with an unsigned copy of a first amended complaint in the foregoing action. This action alleges violations of Section 10(b) of the Exchange Act, fraud and deceit, breach of fiduciary duty, breach of written contract, breach of oral contract, specific performance, and injunctive relief. The Registrant, in consultation with counsel, determined that the first amended complaint on its face was defective in that it failed to cure the deficiencies noted by the court in the original complaint and failed, again, to state facts sufficient to constitute a cause of action or was uncertain. Accordingly, the Registrant filed a demurrer to the foregoing action. On July 10, 2002, Judge Dunning granted defendant Paul Egan's demurrer to the first amended complaint with 15 days leave to amend. No Second Amended Complaint has ever been filed.

     On June 25, 2002 Judge Dunning on the Court's own motion set an Order to Show Cause Re Dismissal and/or Sanctions for July 23, 2002 for parties' failure to follow court orders. On July 23, 2002 Judge Dunning exercised her judicial discretion to dismiss this entire case with prejudice. As a result, this action was dismissed in its entirety.

     On September 4, 2002, Centralized Escrow and Meridian Capital Credit asked Judge Dunning to reconsider her order dismissing this action. Judge Dunning denied Centralized Escrow's and Meridian Capital Credit's motion for reconsideration. However, Judge Dunning did indicate that on a proper motion and payment of Registrant's attorneys' fees, she would be inclined to vacate her order. No such motion has been brought. Accordingly, this case remains dismissed in its entirety as to all causes of action and all defendants.

     A significant part of the foregoing litigation involves claims regarding certain stock ownership rights. Although litigation is still pending, effective on April 23, 2002 the Registrant cancelled certificates representing 6,667,000 restricted shares of common stock issued in connection with a purported Rule 504 offering (these certificates were in the possession of the company). These shares were originally issued on June 11, 2001 to Meridian Capital Credit, a party to the foregoing lawsuit. The Registrant's management made a determination that the issuance of such shares was invalid and not duly authorized and, as a result, cancelled those shares. The certificates representing the issued shares were previously broken-up into a number of separate certificates.

     (c) On March 4, 2002, the Registrant and certain of its agents, Paul Egan, Ciaran Egan and others, were named as defendants in a complaint brought by the Registrant's former interim chief executive officer and attorney, Dennis Johnston. This action was filed in the United States District Court for the Central District of California, Dennis Johnston v. Freestar Technologies, Paul Egan, Ciaran Egan, et al., Case No. SA02-224. The complaint alleges fraud and deceit in the sale of securities in violation of Section 10(b) of the Securities Exchange Act of 1934, fraud and deceit in the issuance of securities, negligent misrepresentation, and breach of contract. The complaint also seeks damages in an unspecified amount and involves the alleged failure of the Registrant to transfer 2,000,000 shares of its common stock to Mr. Johnston for legal services.

     In response to the complaint, the defendants filed a motion to dismiss pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted. On or about May 17, 2020, Federal Judge Gary Taylor granted the defendant's motion to dismiss.

     On or about June 10, 2002, the defendants were served with a first amended complaint in the foregoing action. This action seeks damages in an unspecified amount and involves claims for legal fees by Mr. Johnston, fraud and deceit in the sale of securities in violation of Rule 10b-5 of the Securities and Exchange Act of 1934, fraud and deceit in the issuance of securities, negligent misrepresentation, breach of contract, interference with economic relations, violations of California Business and Professions Code
Section 17200, breach of implied covenant of good faith and fair dealings, invasion of privacy-false light, defamation, civil conspiracy, and conversion.

     On July 1, 2002, the defendants filed a motion to dismiss the first amended complaint based on Rules 9(b), 12(b)(6) and 12(b)(1) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted and failure of subject matter jurisdiction. On July 22, 2002, Mr. Johnston filed a motion to disqualify Corrigan & Morris LLP as counsel to the Registrant; the Registrant opposed that motion.

     On August 6, 2002, the Hon. Judge Walker granted the Registrant's motion to dismiss each and all eleven claims for relief in the first amended complaint granting Mr. Johnston ten days leave
to amend.   Judge Walker advised Mr. Johnston that he would not be
granted any further opportunities to amend. On August 16, 2002 Plaintiff filed a second amended complaint against Freestar, Paul Egan, Ciaran Egan, First American Stock Transfer and Phillip Young alleging breach of contract, writ of mandate, injunctive relief and an unspecified amount of damages.

     On August 27, 2002, Judge Walker denied Plaintiff's motion to disqualify Corrigan & Morris LLP. In addition on that date, the Registrant filed a motion to dismiss all allegations in the second amended complaint pursuant to Rules 9(b), 12(b) (1) and 12(b)(6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted. On September 10, 2002, Plaintiff Johnston dismissed the action in its entirety against the Registrant, Paul Egan, Ciaran Egan, First American Stock Transfer, and Phillip Young.

     On October 3, 2002, the Registrant filed an action against Mr. Johnston in the Superior Court of the State of California, County of Orange, Freestar Technologies v. Dennis Johnston, Case No. BC 281514. This action seeks unspecified damages resulting from alleged legal malpractice, breach of fiduciary duty, deceit, and declaratory relief. Mr. Johnston has not yet filed an answer. On November 1, 2002, Mr. Johnston filed a demurrer to this complaint and a motion to strike certain allegations. The Registrant has not yet filed an opposition to the demurrer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors has unanimously approved an increase in the authorized shares of common stock of the Registrant to 500,000,000. The Registrant has received the consent of a majority of the outstanding shares of common stock for the company for this action. A Schedule 14C Information statement was filed with the Securities and Exchange Commission. The filing of a Certificate of Amendment of Articles of Incorporation with the Nevada Secretary of State, which puts into effect this increase, was not done until a date that was at least twenty days after the filing of this Definitive Information Statement.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     From August 4, 2000 through March 2, 2001, the Registrant's common stock was traded on the Over the Counter Bulletin Board under the symbol "FRSH". After that date, the Registrant's common stock has traded under the symbol "FSTI" on that exchange (reflecting the name change from "Freedom Surf, Inc." to "Freestar Technologies"). The range of closing prices shown below is reported while trading on the Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 2002 (1)

                                                 High       Low

Quarter Ended June 30, 2002                       0.28     0.08
Quarter Ended March 31, 2002                      0.23     0.09

(1) With the acquisition of the assets of ePayLatina, S.A. by the Registrant in August 2001, the company determined to change its fiscal year end from December 31 to June 30.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2001

                                                 High       Low

Quarter Ended December 31, 2001                   0.61      0.13
Quarter Ended September 30, 2001                  0.25      0.05
Quarter Ended June 30, 2001                       0.36      0.06
Quarter Ended March 31, 2001                      1.68      0.16

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2000

                                                 High       Low

Quarter Ended December 31, 2000                  40.00      0.71
Quarter Ended September 30, 2000 (2)             23.00     10.00

(2) The Registrant's common stock commenced trading on the Bulletin Board on August 4, 2000

Holders of Common Equity.

     As of October 1, 2002, the Registrant had approximately 190 shareholders of record of its common stock.

Dividend Information.

     The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated. The board of directors presently intends to retain any earnings to finance company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Sales of Unregistered Securities.

     The Registrant made the following sales of unregistered securities during the fiscal year ended on June 30, 2002:

     (a) On August 10, 2001, the Registrant purchased all of the assets of ePayLatina, S. A. in exchange for 1,000,000 shares of Series A preferred stock in the Registrant. A further discussion of this transaction is contained under the section entitled Certain Relationships and Related Transactions.

     (b) On August 15, 2001, the Registrant issued a warrant covering 250,000 shares of common stock warrants to an investor relation consultant, exercisable at $0.18 per share for 50,000 warrants and at 50% of market price at exercise for 200,000 warrants. The Registrant recognized an expense of $44,986 for this transaction.

     (c) On August 21, 2001, the Registrant issued shares of common stock as a sign-on bonus under each of the employments agreements between Ciaran Egan, Paul Egan, and Dennis Johnston and the Registrant, as follows: (a) Ciaran Egan: 3,000,000 shares (valued at $294,000); (b) Paul Egan: 4,000,000 shares (valued at $392,000); and
(c) Dennis H. Johnston: 1,000,000 shares (valued at $98,000) (these shares were later cancelled when Mr. Johnston resigned shortly after assuming the position of interim CEO in August 2001).

     (d) On November 5, 2001, the Registrant issued 14,400,000 million shares of common stock with a value of $1,612,800 to Paul Egan. $900,000 was used to pay off a loan he made to the Registrant; the remaining $712,800 was considered compensation to him related to services he performed in the quarter ended September 30, 2001.

     (e) On November 15, 2001, the Registrant issued 6,668,000 shares of common stock to certain shareholders pursuant to the asset purchase agreement dated August 10, 2001. The Registrant recorded these shares as stock dividends as issued.

     (f) On March 7, 2002, in order to complete the requirements of the acquisition of ePayLatina by the Registrant and in compliance with local Dominican Republic law, the company issued a total of five shares of common stock to five previous shareholders of ePayLatina.

     (g) On March 14, 2002, the Registrant issued 1,000,000 shares of common stock to HV Investments under the terms of a consulting contract with that firm.

     (h) On March 21, 2002, the Registrant issued a warrant covering 400,000 shares of common stock to a consultant, exercisable at prices ranging from $0.50 to $1.00 per share. The Registrant recognized an expense of $21,780 for this transaction.

     (i) On March 25, 2002, the Registrant issued a warrant covering 700,000 shares of common stock to a financing company and various consultants, exercisable at an average market price at exercise for 350,000 warrants and at 125% of average market price at exercise for 350,000 warrants. The Company recognized an expense of $101,807 for this transaction.

     (j) Effective on April 23, 2002, the Registrant cancelled certificates representing 6,667,000 restricted shares of common stock issued in connection with this Rule 504 offering (these certificates were in the possession of the company). These shares were originally issued on June 11, 2001 to Meridian Capital Credit. The Registrant has recently determined that these shares were improperly issued and, as a result, must be cancelled (the certificates representing the issued shares were broken-up into certificates to 15 individuals and that company).

     (k)  On June 12, 2002, the Registrant issued a total of
1,000,000 shares of common stock to three individuals (one third to each) as fees in connection with loans made by those individuals to the Registrant totaling $60,000 (see Exhibit 4.9 to this Form 10-KSB).

     (l) On June 13, 2002, the Registrant's transfer agent mistakenly issued 1,800,000 shares of common stock to a consultant. These shares were cancelled subsequent to the year-end. For reporting purposes, these shares were not considered issued and outstanding as of June 30, 2002.

     (m) On June 27, 2002, the Registrant issued 8,000,000 shares of common stock to the law firm of Novack Burnbaum Crystal LLP in connection with a proposed financing arrangement in which these shares are intended to be held in escrow as collateral. However, since this financing was never finalized, these shares were cancelled before they were forwarded to this firm.

     No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to sophisticated investors as defined in Rule 502;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser of the securities are not underwriters within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

ITEM 6.  PLAN OF OPERATION.

Twelve-Month Plan of Operation.

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

     The Registrant's Enhanced Transactional Secure Software, a proprietary software package that enables consumers to consummate secure e-commerce transactions over the Internet using credit, debit, ATM (with PIN) or smart cards. The ETSS system integrates a consumer-side card-swipe terminal with a back-end host-processing center. It encrypts sensitive financial data at the consumer's personal computer, using powerful DES encryption and algorithms. It sends an authorization number to the e-commerce merchant, rather than the consumer's credit card information, to provide a maximum level of security.

     The Registrant's sales forecast numbers have been derived from existing contracts currently in place and also after extensive research and consultations with one of our strategic partners Banco Nacional de Credito, in fact these assumptions were the main factor in the bank placing the first order for in excess of 2000 units. The Registrant has successfully deployed, first order, and is currently awaiting the arrival of its new USB reader to continue its deployment

     During the first quarter of 2002, the Registrant did not receive any new shipments of product due to the fact that it made the decision to enhance the product to USB port compared to the present PS2 port. The enhancement of our product required extensive research and development, hence the deferral of shipments. This was an important decision for the Registrant to make especially as it had an adverse effect on revenues for the quarter ended March 31, 2002. However, the Registrant believes that this decision will derive long term benefits and is an essential part of the current business plan to have a globally accepted product. The Registrant was initially expecting to receive the first shipments of the newly enhanced product by the end of June 2002, and then again by the end of September 2002. The delay is mainly due to the unforeseen lengthy certification process. The Registrant is now expecting delivery of its new USB units in early 2003 and then will recommence redistribution of product to its clients.

     The Registrant has a contract with La Nacional de Envious, who will sell and distribute the Registrant's PaySafeNow solution to its existing and new client base throughout North and Latin America. The solution will enable clients to securely transfer money, locally or internationally via the Internet from the comfort of their own home, anytime during the day or night using their ATM, debit, credit or smart card. La Nacional plans to distribute and deploy the system to its branches and agencies throughout the U.S. The Registrant anticipates that it will not only receive revenue from the product sale but will also receive a transactional revenue fee from each transaction that takes place. The first units were deployed in New York in early 2002 at the "La Nacional Cybercafe," located at 566 West 207th Street in the Washington Heights district in New York City, an area that boasts the largest concentration of Dominican Republicans in the Northeast. The La Nacional Cybercafe, features a bank of computer terminals that have been outfitted with the Registrant's PaySafeNow system. Using the PaySafeNow system's proprietary card reader, the "ePayPad," Cybercafe customers may enjoy virtual one-stop shopping directly from popular retail stores located in the Dominican Republic via the internet. In addition, the ePayPad will permit customers to use their PIN-authenticated cards to securely and economically transfer money locally or to friends and relatives living in the Dominican Republic or elsewhere around the world. In accordance with its contractual agreement with La Nacional, the Registrant will receive a transactional revenue fee from each PaySafeNow transaction originated at the Cybercafe. La Nacional's first U.S.-based Cybercafe represents a significant opportunity for the Registrant to demonstrate its system's ease-of-use, global capabilities and technical functionality in the United States. However, it also represents an important and progressive business opportunity to stimulate the local economy and provide an entire community with cost-efficient access to the Internet .

     The Registrant now has the first fifty merchants on the Enelpunto.net Payment Gateway live with the Registrant's PaySafeNow system. EnelPunto.net has established the Registrant's ETSS as the standard, approved e-commerce payment technology for EnelPunto's online merchants. Now the first fifty merchants are fully operational, it will provide the platform for the Registrant to move forward with the integration of new merchants. The Registrant had initially expected to integrate a significant number of merchants by the middle or latter part of 2002. Due to the delay in obtaining the new USB units for distribution, this target date is now expected to be the end of the first quarter of 2003.

     The Registrant has entered into a strategic alliance with Fortech that will enhance brand awareness for the Registrant's products. The alliance will enable the Registrant to integrate its PaySafeNow system with Fortech's business software package so as to develop a total business solution for clients. Fortech will also market and distribute and act as a reseller of the Registrant's products. This strategic alliance will open up new markets for the company thus accelerating revenue growth.

     The Registrant has entered into a strategic alliance with Caribbean Postal Services that will implement and develop an aggressive sales and marketing program for the Registrant's products. CPS will market and distribute the Registrant's product to their existing and future clients through their own portal and extensive marketing campaigns. CPS will give added value to the Registrant's clients by way of their distribution networks not only in the Dominican Republic but also in the United States. CPS will deliver goods purchased by clients using the ePayPad from the United States directly to the Dominican Republic. The Registrant believes that the CPS distribution network will greatly enhance and accelerate sales growth for the Registrant.

     The Registrant has entered into a technical agreement with GS Telekom, which will further develop and enhance the Registrant's products. This agreement will enable the Registrant to enter into the rapidly expanding and highly profitable Wireless Application
Protocol market. GTKOM and the Registrant will jointly develop and customize solutions for specific clients. This agreement is significant for the Registrant as it will gain the company entry into a potentially lucrative market. The agreement will also provide the Registrant with resources to develop the next generation of its products.

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

     Empress Casinos has selected PaySafeNow to provide secure payment processing for its five, fully-licensed, land-based casinos and sixty sports bank operations, which are similar to United States off track betting and Las Vegas Style Sports books. Based in the Dominican Republic, Empress Casinos owns and operates one of the largest regulated, land-based resort casinos and sports banks, which include the Hotel Casino Hamaca, among others strategically located in popular tourist destinations throughout the Dominican Republic. The PaySafeNow system that is to be initially deployed by Empress Casinos includes 72 ePayPad point of sale terminals, which will enable Empress Casinos to offer its customers a secure payment solution. The PaySafeNow system was chosen primarily because it offers seamless integration with Empress Casinos' existing infrastructure. The PaySafeNow system will also reduce costs by lowering the level of credit card charge backs while reducing the processing cost of each transaction.

     The Registrant's system has been implemented by the Sky International Group of Casinos to offer its customers a secure payment solution. The advantage of the PaySafeNow system is the seamless integration with Sky International's existing infrastructure. With the Registrant's PaySafeNow system, this company can now offer secure online an offline payment options. Seamless system integration was the key deciding factor in Sky International choosing the PaySafeNow system. Based in the Dominican Republic, Sky International owns and operates regulated, land-based resort casinos and delivers online gaming action through its Web site. Sky International's land-based casinos include the Hotel Casino Sol De Plata and the Catalonia Bavaro Golf Resort and Casino, both located in Punta Cana, considered the largest tourist destination in the Dominican Republic

     The Registrant's ePayPad is currently being resold by Radio
Shack in the Dominican Republic, one of the 27 Radio Shack's franchises in the Latin America and Caribbean area. EnelPunto has established the Registrant's PaySafeNow system as the standard, approved e-commerce payment technology for its merchant network comprised of 50 online vendors, including Radio Shack-Latin America.
The ePayPad is also being marketed directly to consumers over Radio Shack-Latin America's site. Radio Shack has long been considered a trusted global source for cutting edge electronic and technology solutions.

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

     The Registrant also opened its new European Headquarters in Dublin, Ireland to launch its PaySafeNow system in the European
market.  The Registrant believes that this is an   important step for
it with regard to the execution of its business plan. Ireland is the largest exporter of software in the world and so it was a natural choice for our European headquarters. Additionally, the country's infrastructure and educated labor force will play a major role in establishing the Registrant in the European marketplace in the forthcoming year.

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

     In April 2002, the Registrant retained vFinance Investments, a subsidiary of vFinance, Inc., a New York-based investment banking firm that offers capital raising and related services to small and middle-market public companies and high growth private companies worldwide. vFinance will be responsible for assisting the Registrant in raising capital, providing management with ongoing financial counsel and identifying prospective opportunities for acquisition and/or joint venture considerations. This relationship provided the Registrant with an immediate financing package that includes a $270,000 convertible debenture and an additional $400,000 in convertible promissory notes. The access to working capital will allow the Registrant to fully support its immediate goals, promote near term growth and accelerate the implementation of our corporate business plan. It should be noted that the Registrant may never take advantage of the equity line, which is at the Registrant's discretion without penalty. However, in light of the growing demand for our PaySafeNowr solution across a broad spectrum of industry applications, the company believes it is prudent to have immediate access to growth capital in the event it has to accelerate its production efforts.

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

     ePayLatina, S.A. has secured orders for 20 point-of-sale solutions that were unveiled at the Ciberferia de Bancredito technology fair sponsored by Bancredito in Santo Domingo. In addition, the Company is following up on over 1000 inquiries received from small business owners who attended the fair - all of whom have expressed an interest in deploying the PaySafeNow point-of-sale system on-site at their retail businesses. In association with Bancredito, ePayLatina is offering merchants the opportunity to select from three turnkey, point-of-sale operating systems, which range in price from US$699 to US$1299. The response the Company received at Bancredito's technology fair from merchants seeking to outfit their businesses with a safe ATM and debit card point-of-sale system leads us to believe that our expectations for our PaySafeNow technology have not been overly optimistic. The Registrant will be exploring opportunities to introduce the packaged solution to merchants based in the United States."

     The Registrant has acquired privately-held Rahaxi Processing
Oy, a leading Northern European online credit card processing enterprise headquartered in Helsinki, Finland. Rahaxi operates full, online connectivity to all Finnish banks, including Nordea, Sampo, Oko and the domestic bank credit card company, Luottokunta, and provides processing services for over 1,300 merchants. Currently, Rahaxi supports a network serving over 5,000 point-of-sale devices that generate over one million transactions each month. The terms of the acquisition, valued at $4.3 million, provide for the Registrant to make incremental cash payments to the seller over the course of 13 months, and to collateralize the full value of the acquisition in the form of an equivalent amount of common stock of the Registrant. In addition, the seller shall be entitled to receive 10% of the net profits generated by Rahaxi for the first four quarters immediately following the closing date, which was September 10, 2002

     This strategic acquisition marks a major milestone in the Registrant's development and helps to cement our position in the international marketplace as a provider of leading PIN-authenticated
payment technology and proprietary processing solutions.   The
Registrant intends to rapidly leverage Rahaxi's 10-year track record, established customer base, growing revenue stream (currently averaging approximately US$100,000 per month), robust processing platform and historical ties to the point-of-sale industry to accelerate many of our immediate growth objectives. Foremost, Rahaxi empowers the Registrant with an end-to-end financial processing capability that few can rival. And, securing an established processing base in what is arguably the European Union's most progressive telecommunications and electronic payments market clearly bodes well for the successful implementation of the Registrant's long term growth strategy

     In May 2002, the Registrant and eDough.com, LLC a privately-held company engaged in offering micro-transaction solutions for the Internet, formed a strategic alliance between the companies, whereby eDough will implement, market and sell the Registrant's proprietary PaySafeNow payment system on its Web site at www.edough.com. In exchange for the right to resell the Registrant's ePayPad and PaySafeNow products, the Registrant will allow unlimited and free rights to eDough for the integration usage of its products on eDough's Web site and will clear all of eDough's online financial transactions through its payment processing system. In addition, the Registrant will compensate eDough through a predetermined commission plan for sales of its products on eDough's Web site.

     In July 2002, the Registrant announced that it has entered a memorandum of understanding ("MOU") with Las Vegas-based Gamebase International, Inc. ("GBI"), a privately held company engaged in building an end-to-end solution for gaming processing that includes a private debit card system, to globally promote the Registrant's proprietary online payment solution, PaySafeNow, to the Internet gaming industry. The MOU was subject to a period of due diligence; during that period it had subsequently become apparent that GBI would have to withdraw from any potential venture with the Registrant due to regulatory and business constraints imposed on GBI.

Business Strategy.

     The Registrant's objective is to become a leading provider of card present Internet payment systems. Key elements of this strategy include:

(a)  Research and Development.

     As research and development is an integral part of its growth strategy, the Registrant projects this important expense to increase to ensure the quality of its products and satisfy consumer expectations. The Registrant is presently in the process of developing a wireless application for the PaySafeNow system; this development process is set to continue through the next twelve months. Salary and compensation increases are projected to be in line with growth in sales and profits, the personnel plan calls for expanding the workforce in accordance with growth projections.

     The largest portion of the Registrant's research and development costs in the past year has related to the development of e-commerce software for card present internet transactions, and this policy will continue to account for a significant portion of the Registrant's total research and development costs. Over the past two years, the company has spent substantial sums on research and development. While the company believes the research and development expenditures have created significant future revenue producing opportunities, some of the products are just entering production.

(b)  Sales and Marketing.

     The Registrant markets, sells and distributes products via the Internet, as well as traditional methods through its direct sales force, indirect sales channels, and through or strategic relationships. The company intends to devote significant resources to marketing efforts and business development activities designed to build its brand name and expand its business distribution channels. Target audiences include: the home user, the small business user, financial institutions, healthcare, education and entertainment industries. The Registrant's sales force is responsible for soliciting prospective customers and providing technical advice and support with respect to our products. It is the company's intention to achieve greater penetration into markets by using direct and indirect sales personnel with significant market expertise. The Registrant will also be employing consultants with established relationships in the commercial marketplace.

     Currently, the Registrant depends on a limited number of customers for a substantial portion of its revenue and a portion its contracts with some of its customers are short-term contracts. The non-renewal of any significant contract upon expiration, or a substantial reduction in sales to any of its significant customers, would adversely affect its business unless the company was able to replace the revenue received from these customers.

(c)  Expand Targeted Customer Base.

     The Registrant intends to develop strong sales and marketing force initially targeting merchant and consumer requirements, money transfer, secure gaming applications and financial institutions. It also intends to build a strong customer base for the PaySafeNow System in both the domestic and international sales markets, strengthen its relationship with its strategic partners such as Banco Nacional de Credito, La Nacional de Envious and SSP Solutions, and develop relationships with other financial institutions. The Registrant believes that strategic relationships and partnerships with large financial institutions and online merchants represent our greatest opportunity to penetrate the secure online card present systems.

(d)  Promote Sales of Point of Sale Units for Brick and Mortar
Establishments.

     The versatility of the Registrant's products will enable them to be sold as point of sale units for traditional brick and mortar merchants. For example, by connecting a card reader to the merchant's PC, and downloading our PaySafeNow merchant software, the registered user can incorporate a secure device for online payment processing.

(e)  Establishing a Recognized Quality Brand Name.

     Establishing a strong brand name is a key essential component to attracting and expanding a broad and diverse customer base in both the domestic and international markets. The Registrant intends to build its brand by leveraging its relationships with well-known financial institutions and merchants through joint marketing efforts with such strategic partners. The company intends to participate in major industry trade shows, and engage in aggressive advertising campaigns. It is the company's goal to establish a brand name that is associated with an assurance of security and simplicity of usage.

(f)  Continue to Enhance the Registrant PaySafeNow Solution.

     The Registrant's PaySafeNow system provides the end-user with a comprehensive solution for their secure online payment processing needs. The company will continuously seek to develop and identify new hardware and software to enhance and add to the PaySafeNow system. As the Registrant identifies appropriate technologies, it will add new products to the Paysafe Now System. These additions will be made either through internal development or through third party licenses.

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

     The Registrant incurred a net loss of $4,233,822 for the period from inception (May 25, 2001) to June 30, 2002. At June 30, 2002, the Registrant had an accumulated deficit of $4,233,822. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant has negotiated a financing package with Papell Holdings, Ltd., a Turks & Caicos Islands company, and Boat Basin Investors LLC, a Nevis limited liability company, that is a total of:
(a) $270,000 convertible debenture; and (b) a total of $400,000 in convertible promissory notes from those persons and companies, plus vFinance, Inc. (a total of $210,000 of which has been received - the remainder of the $400,000 was paid by the Registrant for certain fees; see Exhibit 4.9 to this Form 10-KSB).

     The Registrant defaulted in repayment of the $270,000 debenture; therefore, the 4,000,000 shares of restricted common stock that Mr. Egan pledged as collateral for this loan was transferred to the lenders on this debenture in June 2002 and subsequently sold. In addition, since the Registrant defaulted on its requirement under a registration rights agreement in connection with financing set forth in (a) above, it was required to pay the investors a 9% penalty on the amount borrowed as the registration statement was not filed within 60 days of registration requirement date. As of June 30, 2002, the Company recorded $24,300 related to this penalty.

     There is no guarantee that these funding sources, or any others, will be available in the future, or that they will be available on favorable terms. In addition, this funding amount may not be adequate for the Registrant to fully implement its business plan. Thus, the ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

     There is a risk that some of the Registrant's products may infringe the proprietary rights of third parties. In addition, whether or not the Registrant's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the company, it may be required to modify its products or seek licenses for these intellectual property rights. The Registrant may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Registrant's failure to do so could have a negative affect our business and adversely our revenues .

(d)  Product Errors Could Affect Impact Business of the Registrant.

     The Registrant develops products that are extremely complex, and the products it produces may contain undetected errors when first introduced or when new updated versions are released to the marketplace. Despite the company's rigorous product testing procedures and testing by current and potential customers, it is possible that errors will be found in new products or upgrades after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of or a delay in market acceptance, claims by customers against us, or could cause us to incur additional costs, any of which could adversely affect our business.

(e) Dependence on Outsourced Manufacturing May Affect Ability to Bring Products to Market.

     The risks of association with outsourced manufacturers are related to aspects of these firms' operations, finances and suppliers. The Registrant may suffer losses if the outside manufacturer fails to perform its obligations to manufacture and ship the product manufactured. These manufacturers' financial affairs may also affect the Registrant's ability to obtain product from these firms in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. The Registrant intends to maintains a strong relationship with these manufacturers to ensure that any issues they may face are dealt with in a timely manner

(f)  No Assurance of Market Acceptance May Affect Ability to Sell Products.

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

     The standards for card present e-commerce payment transactions that the Registrant support may not achieve broad market acceptance or market acceptance may be slower than the Registrant expected. Additionally, if a new standard emerges that is more accepted by the marketplace, the Registrant may not be successful in developing products that comply with that standard on a timely basis unable. To be successful, the Registrant will need to effectively respond on a timely basis to future changes in the ever expanding markets in which the Registrant sells its software products. The markets for the Registrant's e-payment software solutions for the physical world and, in particular, for payment card transactions over the Internet, are at early stages of development and are rapidly expanding .

(g)  Substantial Competition May Affect Ability to Sell Products.

     The Registrant may experience substantial competition in its efforts to locate and attract customers for its products. Some competitors in its industry have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to obtain access to attract customers. There are a number of larger companies that will directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant's profitability or viability.

     Also, the Registrant experiences significant competition from existing and potential customers that develop, implement and maintain their own proprietary e-payment solutions. Additionally, the Registrant's current and future competitors may develop products or systems that may be comparable or superior to those developed by it or adapt more quickly than it to new technologies, evolving industry standards or customer requirements. Increased competition could result in price reductions, reduced margins and loss of market share, any or all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

     Finally, in today's competitive marketplace, personal computer input devices face substantial competition from computer manufacturers, since computers are almost always sold with a keyboard and mouse. There are also several large scale manufacturers who specialize in the production of these input devices who may be able to produce a device at a lower cost than the Registrant's.

(h) Government Regulations May Affect the Ability of the Registrant to Operate.

     Because the Registrant sells its products internationally, as well as domestically, it must comply with federal laws that relate to the export and applicable foreign government laws regulating the import of our products. However, the federal government may rescind these approvals at any time. Under current regulations these products can be exported without a license to most countries for use by banks, money transfer companies, general online and traditional merchants organizations.

     Additionally, the Registrant may apply for export approval, on a specific case by case basis, for specific future products. Government export regulation for security products is less stringent for products designed for banking and finance, e-commerce. It is possible that the Registrant will not receive approval to export future products on a timely basis, on the basis we request, or at all. As a result of government regulation of our products, the company may be at a disadvantage when competing for international sales with foreign companies not subject to these restrictions.

     Various aspects of the Registrant's business are subject to governmental regulation in the United States and other countries in which it operates. Failure to comply with such regulation may, depending upon the nature of the noncompliance, result in the suspension or revocation of any license or registration at issue, the termination or loss of any contract at issue or the imposition of contractual damages, civil fines or criminal penalties. The Registrant has experienced no material difficulties in complying with the various laws and regulations affecting its business.

(i)  Other External Factors May Affect Viability of Registrant.

     The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' spending. Factors that leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(j) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     The Registrant's officers and directors beneficially own approximately 36% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that effect the Registrant. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

     Therefore, the success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the Registrant unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(k) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring and retention of key personnel. Two of the Registrant's officers and directors currently have employment and non-competition agreements with the Registrant for a period of three years; however, no other directors or employees have such an agreement. Therefore, there can be no assurance that these other personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

     The Registrant's success will also be highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the e-commerce software industry. To date, the Registrant believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. The Registrant believes relations with its employees are more than satisfactory.

(l) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors that may not be susceptible to resolution.

     In addition, conflicts of interest may arise in the area of corporate opportunities that cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Registrant, any proposed investments for its evaluation.

(m) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

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

(n)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(o) No Cumulative Voting May Affect Ability of Some Shareholders to Influence Mangement of Registrant.

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

(p) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

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

(q)  Failure to Maintain Market Makers May Affect Value of
Registrant's Stock.

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

(r) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the 17,400,000 shares of common stock that are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Forward Looking Statements.

     The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties that are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations.
In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this document will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the period from inception
(May 25, 2001) through June 30, 2002 are presented in a separate section of this report following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on February 19, 2001, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, John Spurgeon resigned. Mr. Spurgeon audited the Registrant's financial statements for the fiscal year ended December 31, 1999. This accountant's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, this accountant's report on the financial statements for that year neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's 2000 fiscal year and the subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

     (b) Effective in February 2001, Ludlow & Harrison was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years prior to the date of engagement, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

     (c) Effective on October 18, 2001, Ludlow & Harrison was dismissed. The decision to dismiss this accountant was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal year ended December 31, 2000. This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, this accountant's report on the financial statements for that year neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's 2000 fiscal year and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

     (d) Effective on October 18, 2001, the firm of Stonefield Josephson, Inc. was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years prior to the date of engagement, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors, executive officers, and key employee of the Registrant are set forth below. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no other promoters or control persons of the Registrant. There are no legal proceedings involving the current directors of the Registrant.

Paul Egan, President/Chief Executive Officer/Director.

     Mr. Egan, age 38, founded ePayLatina S.A., which developed the PaySafeNow system and was acquired by the Registrant in August 2001. Before founding ePayLatina, Mr. Egan was the vice-president of Inter-Leisure, S. A. Mr. Egan also worked with the South African firm ENGEN to oversee the new project division after their acquisition of Mobil Oil South Africa and to implement the new company's construction projects and corporate identity. He studied construction management in Birmingham, England and worked for Trafalger House Construction Division on major projects in London Banking Districts. Mr. Egan attended Terenure College Dublin.

Ciaran Egan, Secretary/Treasurer/Chief Financial Officer/Director.

     Mr. Egan, age 37, Mr. Egan joined ePayLatina S.A. in May 2001 where he took the position of Vice President. Prior to that he was employed by Medipro International Recruitment based in Johannesburg, South Africa, which he joined in 1994 as managing director, with the central focus on establishing new markets in the Middle East, United Kingdom and Ireland. He was successful in obtaining and completing contracts with the Ministry of Defense and Aviation in Saudi Arabia and the United Arab Emirates. He also implemented contracts with the National Health Services in the United Kingdom as well as several private institutions in Ireland. He left that firm in 2001. Prior to that, Mr. Egan was the National Sales Director for Sellrange Ltd (Ireland). Mr. Egan is a graduated from Terenure College Dublin in 1982

Fionn Stakelum, Director.

     Mr. Stakelum, age 33, was appointed to the board of directors of the Registrant on October 16, 2002. Mr. Stakelum is an Irish national who holds a Bachelor of Commerce Degree (Hons) with a major in Systems Analysis obtained from University College Galway in 1990. His experience includes a position as a technical support engineer for the Corel Corporation, which he held from 1994 to 1996. Mr. Stakelum's experience also includes the position of localization software engineer, also for the Corel Corporation, for the period 1996 to 1997. He moved to Lotus Inc. in 1997 and remained there until 1999, when he joined Microsoft Inc. as a lead software development engineer (a position he held until the latter part of 2001). From that time to the present, Mr. Stakelum has functioned as an independent consultant. He was previously involved in the localization of MSOffice 2000 and XP in over 20 languages.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely on a review of the with respect to the fiscal year ended June 30, 2002 and subsequently, the Registrant is aware that the following reports were not timely filed: (a) A Form 5 for each of the officers and directors, which form has now been prepared and filed with the SEC; (b) A Form 4 to report certain issuances and a disposition of restricted common stock to the officers and directors during the fiscal year ended June 30, 2002 (these transactions were reported on the filed Form 5's).

ITEM 10.  EXECUTIVE COMPENSATION.


                                          Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal     Fiscal                     annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
   (1)          (2)
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)

Paul Egan,
CEO/President
/Director (3) 2002     $137,500      0   $ 53,965        $1,104,800        0            0         0

Ciaran Egan,
Sec./Treasurer
/CFO/Director
(4)           2002     $110,000      0         0         $  294,000        0            0         0

Dennis H.
Johnston,
interim CEO
(5)           2002            0      0   $228,000        $   98,000        0            0         0

Charles
Hooper,
President/
Director (6) 2001             0      0          0                 0        0            0         0

Richard
Songer,
President/
Director (7) 2001             -      -          -                 -        -            -         -
             2000      $ 60,000      -          -                 -     200,000          -         -

Raece
Richardson,
President/
Director (8) 2000             -      -          -                 -          -          -         -
             1999             -      -          -                 -   4,000,000         -         -


(1) None of the other officers or directors of the Registrant over the last three years have received compensation in excess of $100,000.

(2) This chart show compensation up through fiscal years ended on December 31, 2001 for all persons other than Paul Egan, Ciaran Egan, and Dennis Johnston. With the acquisition of the assets of ePayLatina, S.A. by the Registrant in August 2001, the company determined to change its fiscal year end from December 31 to June 30; therefore, the numbers for Messrs. Egan, Egan, and Johnston are for the fiscal year ended June 30, 2002.

This transaction was treated under the purchase method of accounting with ePayLatina being the survivor and therefore a recapitalization of ePayLatina. This transaction qualifies as a recapitalization. Accordingly, the financial statements of the Registrant are the historical financial statements of ePayLatina, which has a fiscal year ending on June 30.

(3) Paul Egan assumed the position of president on September 15, 2001. He was issued 4,000,000 shares of restricted common stock of the Registrant on August 10, 2001 in lieu of compensation to be paid under an employment agreement between himself and the company (the closing price of the Registrant's common stock on that date was $0.14).

(4) Ciaran Egan assumed the position of chief financial office on June 28, 2001; he later took on the additional position of secretary/treasurer on September 15, 2001. He was issued 3,000,000 shares of restricted common stock of the Registrant on August 10, 2001 in lieu of compensation to be paid under an employment agreement between himself and the company (the closing price of the Registrant's common stock on that date was $0.14).

(5) Mr. Johnston was appointed interim CEO on June 28, 2001 and resigned on September 15, 2001. He was issued a total of 1,900,000 shares of free trading common stock under a Form S-8 on August 10, 2001 (the closing price of the Registrant's common stock on that date was $0.14).

(6) Mr. Hooper was appointed president on February 5, 2001 and resigned on June 28, 2001.

(7) Mr. Songer was appointed president on August 10, 2000 and resigned on February 5, 2001. The Board of Directors in August 2000 authorized the issuance of 200,000 warrants to Mr. Songer. These warrants could be exercised over a period of two years on certain specified option dates. All of these warrants were cancelled by the Board of Directors of the Registrant on February 5, 2001 prior to any of them ever being exercised.

(8) Mr. Richardson was appointed president in August 1997 and resigned on August 10, 2000. He received a total of 4,000,000 warrants that were convertible into common stock in the company at any time upon the payment of $.01 per share. These warrants were cancelled by the board of directors of the Registrant on February 5, 2001. Mr. Richardson had converted 2,000,000 warrants in October 2000 but never paid the option price. The Board of Directors cancelled all shares that had been issued pursuant to the exercise of these warrants for failure to properly exercise the warrants.

Employment Agreements.

     The Registrant has entered into employment agreements with Paul Egan and Ciaran Egan. These agreements are described under Certain Relationships and Related Transactions.

Other Compensation.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Company. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director since there is no existing plan which provides for such payment, except that The Registrant has a stock incentive plan for employees; no options have been granted under this plan to date.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of October 1, 2002 (48,701,557 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding stock; and (ii) all directors, executive officers, and key employees of the Registrant, individually and as a group:

Title of         Name and Address                  Amount of       Percent of
Class            of Beneficial Owner               Beneficial         Class
                                                   Ownership (1)

Common Stock      Paul Egan                        14,400,000         29.57%
                  1140 Avenue of The Americas
                  10th Floor
                  New York, New York 10036

Common Stock      Ciaran Egan                       3,000,000          6.16%
                  1140 Avenue of The Americas
                  10th Floor
                  New York, New York 10036

Common Stock      Shares of all directors,        17,400,000          35.73%
                  executive officers, and
                  key employees as a group (2
                  persons)

Preferred Stock   Paul Egan                        1,000,000         100.00%
                  1140 Avenue of The Americas
                  10th Floor
                  New York, New York 10036

(1) None of these security holders has the right to acquire any amount of common stock within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the past two years there have been no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) In August 2000, the Registrant issued warrants covering 200,000 shares of common stock to each of the then members of the board of directors, Rick Songer, David McKenzie, Holly Richardson and John Cruickshank. These warrants could be exercised over a period of two years on certain specified option dates. All of these warrants were cancelled by the Board of Directors of the Registrant on February 5, 2001 prior to any of them ever being exercised.

     Additionally, it was discovered by the board of directors in February, 2001 that Mr. Richardson had caused stock to be issued without the approval of the board of directors and without authority to various friends and acquaintances. All of these shares were cancelled by the board on February 5, 2001. The total number of 3,152,750 common shares were cancelled as a result of this inquiry including the reversal of the shares held by Mr. Richardson which had resulted from exercised warrants.

     (b) On August 9, 2001, the Registrant entered into an employment agreement with Paul Egan for the positions of chief executive officer and a director. This agreement has a term of three years with a salary of $150,000 per year. This salary is to be reviewed by the board of directors not less frequently than annually, and may be adjusted in the sole discretion of the board of directors, but in no event will the salary be less than $12,500 per month.
Under this agreement, Mr. Egan is permitted to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans of the Registrant that may be in effect from time to time, to the extent that he is eligible under the terms of those plans.

     (c) On August 9, 2001, the Registrant entered into an employment agreement with Ciaran Egan for the positions of chief financial officer and a director. This agreement has a term of three years with a salary of $120,000 per year. This salary is to be reviewed by the board of directors not less frequently than annually, and may be adjusted in the sole discretion of the board of directors, but in no event will the salary be less than $10,000 per month.
Under this agreement, Mr. Egan is permitted to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans of the Registrant that may be in effect from time to time, to the extent that he is eligible under the terms of those plans.

     (d) On August 9, 2001, the Registrant entered into an employment agreement with Dennis Johnston for the positions of secretary, general counsel, and a director. This agreement has a term of three years with a salary of $120,000 per year. This salary is to be reviewed by the board of directors not less frequently than annually, and may be adjusted in the sole discretion of the board of directors, but in no event will the salary be less than $10,000 per month. Under this agreement, Mr. Johnston is permitted to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans of the Registrant that may be in effect from time to time, to the extent that he is eligible under the terms of those plans. This agreement has been terminated by the Registrant in 2001.

     (e) On August 10, 2001, the Registrant purchased all of the assets of ePayLatina, S. A. in exchange for 1,000,000 shares of Series A preferred stock in the Registrant. The Series A shares are convertible into 12,000,000 shares of common stock in the Registrant. Conversion can occur upon the certification after 12 months that the Registrant has a before tax profit of at least $1,000,000 at which time, 1/3rd of the preferred shares become convertible into common. Then, on each 12-month anniversary date, again on certification of before tax profits of at least $1,000,000, another 1/3rd of the preferred shares will convert to common until all of the preferred stock has been converted. The preferred stock was disbursed to Paul Egan, the owner of ePayLatina, S. A. The preferred stock is voting and each share receives 12 votes on any issue brought before the shareholders.

     (f) On August 21, 2001, the Registrant issued shares of common stock as a sign-on bonus under each of the employments agreements between Paul Egan, Ciaran Egan, and Dennis Johnston and the company, as follows: (a) Paul Egan: 4,000,000 shares (valued at $392,000); (b) Ciaran Egan: 3,000,000 shares (valued at $294,000); and (c) Dennis
Johnston: 1,000,000 shares (valued at $98,000).

     (g) On November 5, 2001, the Registrant issued 14,400,000 million shares of common stock with a value of $1,612,800 to Paul Egan. $900,000 was used to pay off a loan he made to the Registrant; the remaining $712,800 was considered compensation to him related to service he performed in the quarter ended September 30, 2001.

     (h) Mr. Egan has advanced funds to the Registrant throughout the year for the company's operations. This due to shareholder includes advances of $400,605 and accrued interest of $13,375 at an interest rate of 7% per annum. The Registrant expects to repay this amount as soon as the it can generate sufficient cash flow.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index.

Reports on Form 8-K.

     The following report on Form 8-K was filed during the last quarter of the fiscal year covered by this Form 10-KSB:

     A Form 8-K was filed on April 24, 2002 to disclose the following:

     (a) Effective on March 22, 2002, the Registrant has relocated its executive offices to 1140 Avenue of The Americas, 10th Floor, New York, New York 10036; telephone: (646) 728- 2358.

     (b) On January 24, 2002, Paul Egan, president of the Registrant, was named in a complaint filed in the Orange County California Superior Court alleging causes of action for fraud and deceit, breach of fiduciary duty, breach of written contract, breach of oral contract, specific performance, and injunctive relief in connection with a Rule 504 offering of common stock conducted by the former management of the Registrant. Effective on April 23, 2002, the Registrant has cancelled certificates representing 6,667,000 restricted shares of common stock issued in connection with this Rule 504 offering

Index to Financial Statements                                          Page

Independent Auditors' Report                                             51

Balance Sheet as of June 30, 2002                                        52

Statement of Operations and Comprehensive Loss for
the period from May 25, 2001 (inception) to June 30, 2002                53

Statement of Stockholders' Equity for the period
From May 25, 2001 (inception) to June 30, 2002                           54

Statement of Cash Flows for the period from
May 25, 2001 (inception) to June 30, 2002                                55

Notes to Financial Statements                                            57

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Freestar Technologies


Dated: November 11, 2002                               By: /s/ Paul Egan
                                                       Paul Egan, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                                      /s/  Paul Egan
                                                      Paul Egan
                                                      President/Chief Executive
                                                      Officer/Director
November 11, 2002

                                                      /s/  Ciaran Egan
                                                      Ciaran Egan
                                                      Secretary/Treasurer/Chief
                                                      Financial Officer
                                                     (principal financial and
                                                      accounting
                                                      officer)/Director
November 11, 2002

                                                      /s/  Fionn Stakelum
                                                      Fionn Stakelum
                                                      Director
November 11, 2002

                                  CERTIFICATIONS

I, Paul Egan, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Freestar
Technologies;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002                               /s/ Paul Egan
                                                       Paul Egan, President

I, Ciaran Egan, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Freestar
Technologies;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002                  /s/ Ciaran Egan
                                          Ciaran Egan, Chief Financial Officer

                           INDEPENDENT AUDITORS' REPORT

Board of Directors
Freestar Technologies
New York, New York

We have audited the accompanying balance sheet of Freestar Technologies as of June 30, 2002, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the period from May 25, 2001 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freestar Technologies as of June 30, 2002, and the results of its operations and cash flows for the period from May 25, 2001 (inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the accompanying financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

/s/ STONEFIELD JOSEPHSON, INC.
Certified Public Accountants
Irvine, California
October 25, 2002

                             FREESTAR TECHNOLOGIES
                                BALANCE SHEET
                                JUNE 30, 2002

                                   ASSETS
Current assets:
Cash and cash equivalents                                       $      2,441
Accounts receivable, net of allowance for
 doubtful accounts of $62,462, including
 $62,462 due from related party                                        3,271
Prepaid expenses                                                      52,018
Credits and deposits for future purchases of
inventories                                                          289,000
   Total current assets                                              346,730

Property and equipment, net of accumulated
 depreciation and amortization                                        14,291

Software, net of accumulated amortization                            337,006
Credit for future purchases of inventories                           675,000
Other assets                                                           5,577

                                                                $  1,378,604

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                148,115
Accrued salaries - related parties                                   197,500
Bank overdraft                                                         9,578
Line of credit                                                        11,154
Notes payable                                                        321,972
Due to shareholder                                                   413,980
   Total current liabilities                                       1,102,299

Stockholders' equity:
Convertible preferred stock, series A, $0.001 par
value, 5,000,000 shares  authorized; 1,000,000 shares
issued and outstanding                                                 1,000
Additional paid in capital - preferred stock                         432,058
Common stock, $0.001 par value, 500,000,000 shares
authorized; 43,816,557 issued and outstanding                         42,827
Additional paid-in capital - common stock                          4,904,984
Deferred compensation                                               (818,166)
Accumulated deficit                                               (4,233,822)
Accumulated other comprehensive loss                                 (52,576)
   Total stockholders' equity                                        276,305

                                                                   1,378,604

See accompanying independent auditors' report and notes to financial statements

                                 FREESTAR TECHNOLOGIES
                     STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
              FOR THE PERIOD FROM MAY 25, 2001 (INCEPTION) TO JUNE 30, 2002

Revenue                                                           $   86,005

Cost of revenue                                                       59,046

Gross profit                                                          26,959

Operating expenses:
 Non-cash compensation                                             3,095,707
 Selling and marketing                                                86,844
 General and administrative                                        1,112,113

Loss from operations                                              (4,267,705)

Other income (expense):
 Interest expense                                                    (42,267)
 Miscellaneous                                                        76,150

Total other income (expense)                                          33,883

Loss before income taxes                                          (4,233,822)

Income taxes                                                               -

Net loss                                                          (4,233,822)

Comprehensive loss, foreign currency translation adjustment          (52,576)

Comprehensive loss                                                (4,286,398)

Loss per share - basic and diluted                                     (0.15)

Weighted average shares outstanding - basic and diluted           27,647,006

See accompanying independent auditors' report and notes to financial statements

                                  FREESTAR TECHNOLOGIES
                           STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM MAY 25, 2001 (INCEPTION) TO JUNE 30, 2002


            Preferred Stock                 Common Stock                               Accumu
                           Add'l                          Add'l      Deferred Accumu   lated       Total
       Shares    Amount    Paid-In    Shares    Amount    Paid-In    Compen   lated    comprehen   stock
                           capital                        capital    sation   deficit  sive income holders
                                                                                        (loss)     equity
Balance
at May 25
2001   1,000,000 $1,000    $432,058          -  $     -   $     -    $     -  $    -   $       -   $433,058

Acquisition
of
ePayLatina,
S.A. assets   -       -           -   6,861,500   6,861                    -       -           -      6,861

Issuance
of common
stock
to pre-
reorgani
zation
share
holders       -       -           -     988,750       -          -         -       -           -          -

Issuance
of common
stock
related
to pay-off
of note
payable to
a major
shareholder   -       -           -   8,035,714   8,036    891,964         -       -           -   900,000

Issuance
of common
stock
to execu
tives as
compen
sation        -       -           -  13,364,286  13,364  1,385,436         -       -           - 1,398,800

Issuance
of common
stock
to
various
consultants
and
legal
advisors
for
profess
ional fees    -       -           -  14,366,307  14,366  2,332,134   (818,166)      -         - 1,528,334

Issuance
of common
stock
as deposits   -       -           -     200,000     200     43,800                                 44,000

Issuance
of warrants
to
various
 consultants  -       -           -           -       -    168,573            -         -      -  168,573

Beneficial
Conversion
feature
embedded
in
convertible
notes
payable       -       -           -           -       -     83,077            -        -      -    83,077

Net
loss               -                       -       -          -            (4,233,822) (52,576)(4,286,398)

Balance
at June 30
2002   1,000,000 1,000    432,058  43,816,557 42,827  4,904,984  (818,166)  4,233,822 (52,576)    276,305





See accompanying independent auditors' report and notes to financial statements

                                      FREESTAR TECHNOLOGIES
                                      STATEMENT OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
              FOR THE PERIOD FROM MAY 25, 2001 (INCEPTION) TO JUNE 30, 2002

Cash flows provided by (used for) operating activities:
Net loss                                                           $(4,233,822)

Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Depreciation and amortization                                          160,580
Bad debt                                                                64,925
Non-cash compensation                                                3,095,707
Amortization of discount for beneficial conversion
 feature embedded in convertible notes payable                          20,769

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable                                                    (65,733)
Deposits for inventory purchase                                        (20,000)
Prepaid expenses                                                       (52,018)
Other assets                                                            (5,577)
Increase (decrease) in liabilities
Accounts payable and accrued expenses                                  148,115
Accrued salaries - related parties                                     197,500
Accrued interest - advances from related party                          13,375
Total adjustments                                                    3,557,643

Net cash used by operating activities                                 (676,179)

Cash flows provided by (used for) investing activities:
Purchases of computer and office equipment                             (19,811)
Net cash used by investing activities                                  (19,811)

Cash flows provided by (used for) financing activities:
Principal proceeds from line of credit agreement                        11,154
Proceeds from overdraft                                                  9,578
Proceeds from issuance of notes payable                                384,280
Proceeds from advances from related party                              400,605
Net cash provided by financing activities                              805,617

Net increase (decrease) in cash and cash equivalents                   109,627

Foreign currency translation adjustments                              (107,186)

Cash and cash equivalents, beginning of period                               -

Cash and cash equivalents, end of period                                 2,441

Supplemental disclosure of cash flow information:
Interest paid                                                           11,411
Income tax paid                                                              -

Issuance of 200,000 shares of common for
purchase deposit                                                        44,000

Issuance of 8,035,714 shares of common stock
to purchase merchandise credits from Paul Egan                         900,000

Shares and warrants issued for services                              1,696,908

Shares issued for executive compensation                             1,398,800

Discount for beneficial conversion feature
embedded in convertible notes payable                                   83,077

See accompanying independent auditors' report and notes to financial statements

                                FREESTAR TECHNOLOGIES
                             NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 2002

(1)  Summary of Significant Accounting Policies:

Business Activity:

Freestar Technologies ("Freestar"), formerly known as Freedom Surf, Inc., was formed on November 17, 1999 as a Nevada corporation, with its principal offices in New York, New York. Freestar has developed software-enabling e-commerce transactions over the Internet, using credit, debit, ATM (with PIN), or smart cards.

The Company plans to have two main revenue sources, including 1) sales of its PaySafe devices "ePayPad" and 2) processing fees related to the transactions through the use of ePayPad. During the period ended June 30, 2002, the total dollar transactions through ePayPad totaled approximately $300,000. The Company charged a fee for these transactions ranging from 0.3% to 1.3%.

ePayPad is one of several card swipe devices that Freestar is currently utilizing to deliver its pay safe now solution. The ePayPad is a small desktop hardware device resembling a credit card reader found at your local supermarket or bank. This unobtrusive box is equipped with a credit card reader and a ten key numeric keypad. The ePayPad allows the consumers to securely shop and pay bills on-line. During the period ended June 30, 2002, the Company has sold approximately 1,500 units of ePayPad to customers and has given 1,000 units to BanCredito, its biggest customer in Dominican Republic, as promotional units.

On August 10, 2001, the Company purchased all of the assets of ePayLatina, S.A., a privately held company formed in May 2001, in exchange of 1,000,000 shares of Series A convertible preferred stock in Freestar. These preferred shares will convert 12,000,000 shares of common stock over a period of three years commencing twelve months after the consummation of this transaction subject to minimum earnings criteria. As of June 30, 2002, the Company has not met the minimum requirements of converting these shares. This acquisition was approved by the both companies' shareholders.

For accounting purposes, the acquisition was accounted for using the purchase method, with ePayLatina, S.A. as the accounting acquirer in a reverse acquisition. Therefore, the historical equity of the Company has been adjusted to reflect the conversion of ePayLatina, S.A. common stock to that of the Company. Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of ePayLatina, S.A. and include only the transactions of the Company after the acquisition. Pursuant to the terms of the Asset Purchase Agreement, by and between the Company and ePayLatina, S.A., certain Company shareholders were to receive 6,667,000 shares of Freestar stock after the acquisition. These issued shares were later in dispute and were cancelled on April 23, 2002 (see Note 17).

Following the acquisition, the Company adopted ePayLatina, S.A.'s fiscal year end, June 30.

Basis of Presentation:

The accompanying financial statements have been prepared in conformity with accounting principles general accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $4,233,822 for the period from May 25, 2001 (inception) to June 30, 2002, and has an accumulated deficit of $4,233,822 as of June 30, 2002.

The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements. Management's belief is based on the Company's operating plan, which in turn is based on assumptions that may prove to be incorrect. If the Company's financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern

Management intends to raise financing through the sale of its stock on the public market. Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. This will be accomplished by hiring additional personnel and focusing sales and marketing efforts on the distribution of product through key marketing channels currently being developed by the Company.

Subsequent to June 30, 2002, the Company has obtained additional financing from the owners of vFinance. This financing arrangement will provide sufficient cash flows for operations for a period from three to six months. In addition, in August 2002, Connex Technologies, Inc., the manufacturer of Company's PaySafe devices, has completed the USB version of ePayPad. Once the Company has finished testing these units and PaySafe software, which is to be used with the device, the Company will be able to ship these products to its customers.

Reporting Period:

The Company's previous year-end was December 31. The financial statements have been prepared and presented for the period from May 25, 2001 (inception) to June 30, 2002 as the Company changed its year-end to June 30 effective in 2001.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

Revenue is recorded when products are shipped to its customers.
Provisions for discounts and other adjustments are provided for in the same period the related sales are recorded.

Cash and Cash Equivalents:

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at June 30, 2002.

Accounts Receivable:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $62,462 at June 30, 2002.

Property and Equipment:

Property and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to four years using the declining method. Leasehold improvements are amortized on a straight-line basis over the term of the lease.

The estimated service lives of property and equipment are as follows:

     Computer equipment                    4 years
     Leasehold improvements                3 years

Software Cost:

Software cost consists of the Enhanced Transactions Secured Software "ETSS," which was originally purchased by the founder and President of ePayLatina. This software is essential for the use of the Company's ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three years.

Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards ("SFAS") 121 "Accounting For The Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not
be recoverable.   The Company evaluates at each balance sheet date
whether events and circumstances have occurred that indicate possible
impairment.   If there are indications of impairment, the Company
uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are
recoverable.   In the event such cash flows are not expected to be
sufficient to recover the recorded asset values, the assets are
written down to their estimated fair value.   Long-lived assets to be
disposed of are reported at the lower of carrying amount or fair value of the asset less cost to sell.

Advertising:

The Company expenses advertising costs when incurred.   Advertising
expense totaled $2,024 for the period ended June 30, 2002.

Income Taxes:

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fair Value of Financial Instruments:

The carrying amount of the Company's cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses, none of which is held for trading, approximates their estimated fair values due to the short-term maturities of those financial instruments.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common
shares were not anti-dilutive.   The Company has excluded all
outstanding warrants from the calculation of diluted net loss per share because these securities are anti-dilutive.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of sales with customers. Credit risk is generally relatively high as a result of the limited numbers of its customers since inception, which are located primarily in Dominican Republic. Freestar extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $62,462 in the June 30, 2002 balance sheet. Currently, the Company's largest customer BanCredito, accounted for over 90% of its sales for the period ended June 30, 2002.

In addition, a single company supplies the ePayPad purchases.
Accordingly, the loss of this supplier would materially adversely affect the Company.

Segment Reporting:

Based on management's representation, the Company operates in a single business segment.

Foreign Currency Translation Adjustment:

The Company's principal operations are in Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year.
Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in comprehensive income
(loss). The accumulated foreign currency translation adjustment was $(52,576) as of June 30, 2002.

New Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principals Boards ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001, and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination), and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The adoption of this statement did not have a material impact to the Company's financial position or results of operations.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

On August 10, 2001, the Company purchased all of the assets of ePayLatina, S.A., a privately held company, formed in May 2001, in exchange for 1,000,000 shares of Series A convertible preferred stock in Freestar. These preferred shares shall convert to 12,000,000 shares of common stock over a period of three years commencing twelve months after the consummation of this transaction subject to minimum earnings criteria. The holders of Series A convertible preferred stock are entitled to twelve votes for each share held. As of June 30, 2002, the Company has not met the minimum requirements of converting these shares. This acquisition was approved by the both companies' shareholders.

Pursuant to the terms of the Asset Purchase Agreement by and between the Company and ePayLatina, S.A., certain Company shareholders were to receive 6,667,000 shares of Freestar stock after the acquisition. These issued shares were later in dispute and were cancelled on April
23, 2002.   Since the former owners of ePayLatina took effective
control after the exchange, he exchange was accounted for using the purchase method with ePayLatina, S.A. as the accounting acquirer in a reverse acquisition. Therefore, the historical equity of the Company has been adjusted to reflect the conversion of ePayLatina, S.A. common stock to that of the Company. Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of ePayLatina, S.A. and include only the transactions of the Company after the acquisition.

Following the acquisition, the Company adopted ePayLatina, S.A.'s fiscal year end, June 30.

Assets and liabilities of ePayLatina S.A. are summarized as follows immediately prior to the acquisition:

Cash and cash equivalents                    $   227,731
Accounts receivable                               10,267
Other current assets                               4,704
Software cost                                    448,583
Accounts payable and accrued expenses            (23,231)
Due to shareholder                              (293,557)

                                             $   374,497

(3)  Accounts Receivable:

A summary is as follows:

Trade                                   $   65,733
Allowance for doubtful accounts            (62,462)

                                        $    3,271

Accounts receivable includes $62,462 from Interleisure, S.A., which is related through Paul Egan, president and chief executive officer of the Company, who is also one of the officers of Interleisure, S.A. The outstanding amount represents administrative charges for sharing office space. As of June 30, 2002, the Company reserved the full amount as allowance for doubtful account.

The Company has a credit to purchase its PaySafe devices "ePayPad." As referred to Note 14, this credit was contributed by the Company's major shareholder. Under the agreement with Connex Technologies, Inc. ("Connex"), formerly Asia Pacific Micro, S.A., the Company has available $900,000 credit against the purchase of ePayPad based on applying a $15 credit per unit for 60,000 units.

The Company expects to use approximately 25% of the credit in the next 12 months and the remaining 75% over the next three to four years. Accordingly, $225,000 of this credit, representing 25% of the total credit amount, is classified as current assets and the remaining $675,000 is classified as non-current.

The Company made a deposit of $20,000 with Connex for an order of the USB version ePayPad in May 2002. In addition, the Company issued 200,000 shares of S-8 common stock with a value of $44,000 to the principal of Connex as an additional deposit for the ePayPad. As of June 30, 2002, Connex had not yet completed the order and the deposit is therefore classified in current assets.

(5)  Property and Equipment:

A summary is as follows:

Computer equipment                               $   13,035
Leasehold improvements                                6,776
                                                     19,811
Less accumulated depreciation and amortization        5,520

                                                 $   14,291

Depreciation and amortization expense for property and equipment amounted to $5,737 with a foreign currency translation adjustment of $(217) for the period ended June 30, 2002.

(6)  Software Cost:

A summary is as follows:

"ETSS" Software                                   $   407,842
Software development costs                             78,133
                                                  $   485,975
Less accumulated amortization                         148,969
                                                      337,006

Amortization expense for intangible assets amounted to $154,842 with foreign currency translation adjustment of $(5,873) for the period ended June 30, 2002.

(7)  Line of Credit and Notes Payable:

The Company has an unsecured note payable of $11,154 with BancCredito, a Dominican Republic bank, at June 30, 2002. The note carries an interest rate of 48% and is payable on demand.

On March 25, 2002, the Company entered into financing agreements with Boat Basin Investors LLC and Papell Holdings, Ltd. Under the terms of the agreements, the Company issued 8% convertible notes payable to these two parties, in the amounts of $70,000 and $200,000. These convertible notes mature on March 1, 2003 and are collateralized by 4,000,000 shares of restricted common stock pledged by the majority stockholder. The notes are convertible after 61 days into common stock at the lower of 80% of the average closing bid price at the conversion date. If the Company, at any time while these notes are outstanding, does any of the following, (a) pay stock dividend or any form of distributions on common shares, (b) subdivide outstanding shares of the common stock into a larger number of shares, (c) combine outstanding shares of the common stock into smaller number of shares, or (d) issue by reclassification of shares of common stock any shares of capital stock of the Company, the conversion price shall be revised per a pre-defined formula. During the period ended June 30, 2002, none of the principal amount was converted to common stock. The interest is payable on the earlier of the conversion date of the notes or the maturity date with any unpaid interest at an accelerated rate of 18%. Furthermore, the Company was required to file a registration statement by May 25, 2002 for 200% of the number of shares the notes plus accrued interest can be converted into.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective rate over the life of the debt in accordance with Emerging Issues Task Force Abstract 00-27. The Company recorded a discount of $83,077 and amortized $20,769 as interest expense for the period June 30, 2002. Any unamortized debt discount related to the beneficial conversion feature will be charged to interest expense upon conversion.

The Company defaulted on the registration requirement and consequently was required to pay the investors a 9% penalty on the amount borrowed. As of June 30, 2002, the Company recorded $24,300 related to the penalties. In addition, the common shares collateralizing the loans were taken by the lender and subsequently sold.

At October 19, 2002, the Company is in default of these agreements.
All collateralized common shares were taken into possession by the lenders.

On June 27, 2002, the Company entered into a financing agreement with
a lender for $400,000 convertible notes.    This loan is secured by
14.4 million shares of the common stock pledged by the Company's major shareholder. As of June 30, 2002, the Company has received $60,000. For the period from July through September 2002, the Company received an additional $150,000. The remaining $190,000 represents consulting fees, placement fees, retainer fees and other costs. The Company prorated these costs and is amortizing this amount over the term of the loan, including $2,262 for the period ended June 30, 2002. Unamortized cost of $52,018 is included in prepaid expense as of June 30, 2002. These notes are convertible after 61 days into common stock at the lower of 80% of the average closing bid price at the conversion date. During the period ended June 30, 2002, none of the principal amount was subject to conversion.

(8)  Due To Shareholders:

The Company's president and shareholder, Paul Egan, has advanced funds to the Company throughout the year for the Company's operations. Due to shareholder includes advances of $400,605 and accrued interest of $13,375 at an interest rate of 7% per annum. The Company expects to repay this amount as soon as the Company can generate sufficient cash flow.

(9)  Income Taxes:

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly a valuation allowance, in an amount equal to the net deferred tax asset as of June 30, 2002 has been established to reflect these uncertainties. As of June 30, 2002 the deferred tax asset before valuation allowance is approximately $1,340,000, for federal purposes.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Income tax provision amounted to $0 for the period ended June 30, 2002 (an effective rate of 0%). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

Computed tax (benefit) at federal statutory rate of 34%      $(1,440,000)
Estimated net operating loss carryforward limitation             100,000
Change in valuation allowance                                  1,340,000
                                                              $        -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Deferred tax assets:
Allowance for doubtful accounts                               $  21,700
Accrued vacation                                                    900
Net operating losses carryforwards                            1,317,400

Net deferred assets before valuation allowance                1,340,000
Valuation allowance                                          (1,340,000)

Net deferred tax assets                                      $        -

At June 30, 2002, the Company has available unused net operating losses carryforwards of approximately $3,900,000 for federal purposes that may be applied against future taxable income and that, if unused, expires in 2022.

(10)  Stock Option Plan:

Effective October 25, 2001, the Company adopted the Stock Option Plan (the "Plan") under which all employees may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan is 15,000,000 shares. As of June 30, 2002, the maximum number of shares available for future grants under the Plan is 15,000,000 shares. Under the Plan, the option exercise price is equal to the fair market value of the Company's common stock at the date of grant. For an employee holding stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the exercise price of an incentive stock option shall be at least 110% of the fair market value of the common stock. Options expire no later than ten years from the grant date and will generally become exercisable after six months after the date of the grant.

For the period from May 25, 2001 (inception) to June 30, 2002, no stock options were granted.

(11)  Warrants:

On August 15, 2001, the Board of Directors approved and issued 250,000 warrants to a consultant at an exercise price of $.18 per share for 50,000 warrants and at 50% of market price at exercise for 200,000 warrants. The Company recognized an expense of $44,986. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 5.5%, (iii) expected volatility of 406%, and (iv) an expected life of three years.

On March 21, 2002, the Board of Directors approved and issued 400,000 warrants to a consultant at an exercise price ranging from $0.5 to $1.0 per share. The Company recognized an expense of $21,780. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 4.35%, (iii) expected volatility of 238%, and (iv) an expected life of six months.

On March 25, 2002, the Board of Directors approved and issued 700,000 warrants to a financing company and various consultants. 350,000 warrants can be exercised at the conversion price and the remaining 350,000 warrants can be exercised at 125% of the conversion price. Conversion price means the lower of (1) the average closing bid price of a share of common stock as reported by the OTC bulletin Board for the 10 trading days prior to March 25, 2002, or (2) the average closing bid price of a share of common stock as reported by the OTC Bulletin Board for the 5 trading days immediately preceding the date of the receipt of the conversion notice. The Company recognized an expense of $101,807. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 4.35%, (iii) expected volatility of 238%, and (iv) an expected life of six months.

The warrant activities at June 30, 2002 follows:

                                                              Weighted
                                              Number          average of
                                            of shares         exercise price
Outstanding at May 25, 2001 (inception)             -                   -
Granted                                     1,350,000         $       N/A
Exercised                                           -                   -
Cancelled                                           -                   -

Outstanding at June 30, 2002                1,350,000         $       N/A

Warrants exercisable at June 30, 2002       1,350,000         $       N/A

Certain warrants were granted at an exercise price based on the market price at the exercise day; therefore, weighted average of exercise price cannot be determined.

The following tables summarize information about warrants outstanding and exercisable at June 30, 2002:


Range of exercise       Number of       Weighted        Weighted       Number of        Weighted
   Prices                Shares         average of      average         shares          average
                        Outstanding     remaining       exercise       exercisable      exercise
                                        contractual     price of                        price of
                                        life (years)    outstanding                     exercisable
                                                          options                         options

$0.18                       50,000         2.1           $0.18            50,000           $0.18
 0.50                      175,000         2.1            0.50           175,000               0
 0.75                       75,000         0.7            0.75            75,000            0.75
 0.87                       75,000         0.7            0.87            75,000            0.87
 1.00                       75,000         0.7            1.00            75,000            1.00

50% of
average
market price
at exercise                200,000         0.7          50% of          200,000         50% of
                                                        average                         average
                                                        market                          market
                                                        price at                        price at
                                                        exercise                        exercise

Average market
price at exercise          350,000         2.7          Average         350,000         Average market
                                                        market price                    price at
                                                        at exercise                     exercise

125% of average
market price at
exercise                   350,000         2.7          125% of average  350,000        125% of average
                                                        market price at                 market price at
                                                        exercise                        exercise

                         1,350,000         2.0                    N/A  1,350,000                N/A


(12)  Commitments:

The Company leases its facility under an operating lease. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of June 30, 2002:

                                                                   Real estate
Year ending June 30,
    2003                                                           $   27,826
    2004                                                               27,826
    2005                                                               26,667
    2006                                                                    -
    2007                                                                    -

               Total                                               $   82,319

All leases expire prior to June 2004. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will be more than the amounts shown for 2002. In addition, the Company leases its New York office on a month-to-month basis. Rent expense for the period ended June 30, 2002 totaled $33,713.

(13)  Stockholders' Equity:

Preferred Stock:

On August 10, 2001, the Company issued 1,000,000 Series A preferred stock in exchange of all assets of ePayLatina S.A. The Series A shares are convertible into 12,000,000 shares of common stock in Freestar. Conversion can occur upon the certification after 12 months that Freestar has a before tax profit of at least $1,000,000 at which time, one-third of the preferred shares become convertible into common. Then, on each 12-month anniversary date, again on certification of before tax profits of at least $1,000,000, another one third of the preferred shares will convert to common until all of the preferred stock has been converted. The preferred stock was issued pursuant to Section 4(2) of the Securities Act of 1934, as amended [the Act], and was disbursed to Paul Egan, the owner of ePayLatina, S.A. The Series A preferred stockholders are not entitled to receive any dividends declared and paid by the Company but are entitled to all of the voting rights including the right to vote in person or by proxy. Each share of Series A preferred stock receives 12 votes on any issue brought before the shareholders.

Common Stock:

Pursuant to the purchase agreement on August 10, 2001, the Company issued 988,750 shares of common stock to shareholders of Freedom Surf, who claimed that these shares had never been issued to them. The Company issued stock certificates to these individuals without any consideration. On June 20, 2002, the Company's board of directors approved an increase of the number of authorized shares of common stock to 500,000,000 shares from 80,000,000 shares.

In August 2001, the Board of Directors authorized the Company to issue 7,000,000 shares of restricted common stock to the executives as sign on bonuses, with total compensation cost of $686,000.

In September 2001, the Board of Directors authorized the Company to issue 14.4 million shares of restricted common stock to the president of the Company. 8,035,714 shares were issued to pay off a loan owed to him in relation to his contribution of $900,000 in merchandise credits. The remaining 6,364,286 shares were given to him as additional compensation totaling $712,800.

During the period from May 25, 2001 through June 30, 2002, the Company issued 14,366,307 shares of restricted and S-8 common stock to various consultants for professional fees. Compensation cost totaled $2,346,500. The Company recorded $1,528,334 as non-cash compensation and the remaining $818,166 as deferred compensation.

In May 2002, the Company issued 200,000 shares of S-8 common stock as a deposit for a purchase order totaling $44,000 which represents the fair value of the stock included in current assets.

In June 2002, the Company issued 8,000,000 shares restricted common stock to a lender as a collateral for the borrowings. The agreement was renegotiated and these shares were cancelled subsequent to the year-end. Instead, the Company's CEO pledged 14.4 million shares of his restricted common stock to secure the borrowings. For reporting purposes, these shares were not considered issued and outstanding as of June 30, 2002.

In June 2002, the Company's stock agent mistakenly issued 1,800,000 shares to a consultant. These shares were cancelled subsequent to the year-end. For reporting purposes, these shares were not considered issued and outstanding as of June 30, 2002.

(14)  Consulting Agreements:

Throughout the period from May 25, 2001 (inception) to June 30, 2002, the Company entered into various consulting and service agreements for terms from 60 days to one year. The Company paid the combination of cash and stock for these consulting and professional services upon execution of these agreements. Compensation for future services was classified as deferred compensation. As of June 30, 2002, deferred compensation related to cash paid and stock issued for future services totaled $818,166.

(15)  Sales and Marketing Agreements:

Throughout the period ended June 30, 2002, the Company entered into various sales and marketing agreements. Under these agreements, the Company agreed to pay these sales/marketing partners a portion of the revenues brought in by these marketing firms. For the period from May 25, 2001 to June 30, 2002, no material revenue was recognized in relation to these sales agreements.

(16)  Strategic Alliance Agreement with BanCredito:

In October 2001, the Company entered into a strategic alliance agreement with BanCredito (the "Bank"). Under the agreement, the Company, the bank and an agent entered into a strategic alliance whereby the Company would provide ePayPads, with the client and system software. The Bank would provide the approval, collection and payment of electronic transactions. The agent will provide the advertising, promotion and identify merchants that will agree to use the ePayPads. The first 1,000 ePayPads will be given to the Bank and treated as promotion expense. The Company charges a fee for these transactions ranging from 0.3% to 1.3% of the eligible purchases through the ePayPads.

During the period ended June 30, 2002, the total dollar transactions through ePayPads totaled over $300,000 while the fees generated from these transactions approximated $3,000.

(17)  Employment Agreements:

In August 2001, the Company entered into an employment agreement with Paul Egan, President and Chief Executive Officer. Under the terms of the agreement, the Company is liable for a minimum annual salary of $150,000 per year. In addition, the Company is liable for an automobile allowance not to exceed $1,500 per month. This employment agreement expires in August 2004. For the period ended June 30, 2002, the Company accrued $137,500 of which $112,500 remained unpaid and is included in accrued expenses. The Company accrued and paid
$53,965 of fringe benefits to Paul Egan for the period ended June 30, 2002.

In August 2001, the Company entered into an employment agreement with Ciaran Egan, Chief Financial Officer. Under the terms of the
agreement, the Company is liable for   a minimum annual salary of
$120,000 per year. In addition, the Company is liable for an automobile allowance not to exceed $1,500 per month. This employment agreement expires in August 2004. For the period ended June 30, 2002, the Company accrued $110,000 of which $85,000 remained unpaid and is included in accrued expenses.

On January 1, 2002, the Company entered into an employment agreement with its Chief Technical Officer. Under the terms of the agreement, the Company is liable for an annual salary of $54,000 per year. In addition, this employee is entitled an auto allowance and other fringe benefits.

(18)  Legal Proceedings:

On March 6, 2002, the Securities and Exchange Commission ("SEC") filed an action against Raece Richardson and David McKenzie, formerly the president and vice president, respectively, of Freedom Surf, Inc., for securities fraud, and falsifying Freedom Surf's financial statements. The SEC's complaint alleges that the two included $5,180,000 in fraudulently valued assets on Freedom Surf's financial statements filed with the SEC between January and November 2000. The SEC also charged the Company, as successor corporation to Freedom Surf, with various violations of the Securities Act. The Company resolved the litigation without admitting or denying the allegations in the complaint by consenting to an entry of final judgments of permanent injunction from violating any of the foregoing sections of the Securities Act and the Exchange Act, and rules thereunder. The settlement represents neither evidence nor an admission of wrongdoing or liability of the Company. All the violations alleged predated current management's assumption of control. As of June 30, 2002, the Company's legal counsel was not aware of any of these sections were violated.

On January 24, 2002, Paul Egan, SSP Solutions, Inc. and Dennis Johnston were named as defendants in a suit brought by Centralized Escrow Systems, Inc., trustee for certain shareholders of the Company, and on behalf of the Company and Meridian Capital Credit, Inc. in the Superior Court of the State of California, County of Orange. The complaint in this matter seeks monetary damages in an unspecified amount, specific performance and injunctive relief for fraud, breach of fiduciary duty, breach of written contract and breach of oral contract. The defendant, Paul Egan, demurred to all counts of the complaint for failure to state facts sufficient to state a cause of action.

In May 2002, the Company was served as a defendant related to canceling 6,667,000 shares of restricted common stock, which were originally issued to Meridien Capital Credit and Centralized Escrow Systems, Inc. and subsequently to be distributed to Meridien and a group of 15 individual investors (the Plaintiff). Following an investigation into the issuance of the shares, the Company determined that these shares were improperly issued and as a result cancelled the certificates in April 2002. In July 2002, the case was dismissed by the court and the shares remained cancelled.

On March 4, 2002, the Company, Paul Egan, Ciaran Egan and others, were named as defendants in a complaint brought by the Company's former interim chief executive officer and attorney, Dennis Johnston. The complaint also seeks damages in an unspecified amount and involves the alleged failure of the Company to transfer 1,000,000 shares of its common stock to Mr. Johnston for legal services. The case was subsequently dismissed.

In June 2002, the Company was served with a first amended complaint in the foregoing action. This action seeks damages in an unspecified amount and involves claims for legal fees by Dennis Johnston, fraud and deceit in the sale of securities in violation of Rule 10b-5 of the Securities and Exchange Act of 1934, fraud and deceit in the issuance of securities, negligent misrepresentation, breach of contract, interference with economic relations, violations of California Business and Professions Code Section 17200, breach of implied covenant of good faith and fair dealings, invasion of privacy-false light, defamation, civil conspiracy, and conversion.
In September 2002, Dennis Johnston dismissed the action against the Registrant, Paul Egan, Ciaran Egan, First American Stock Transfer, and Phillip Young.

On October 3, 2002, the Registrant filed an action against Dennis Johnston in the Superior Court of the State of California, County of Orange. This action seeks unspecified damages resulting from alleged legal malpractice, breach of fiduciary duty, deceit, and declaratory relief. Dennis Johnston has not yet filed an answer.

On October 9, 2001, Oasis International Hotel & Casino filed an action against the Company and First American Stock Transfer, Inc. involving a claim of $56,225 and related legal and court fees. This case is filed against the Company and First American Stock Transfer, Inc. for failure to promptly remove a restrictive legend from a certificate representing 125,000 shares of the Company's common stock, which were originally issued under a consulting agreement. The legal counsel could not estimate either the outcome or the potential liabilities related to this claim. The Company did not accrue any liabilities related to this claim as of June 30, 2002.

On October 9, 2001, Feng-Shui Consulting, Inc. (aka World Alliance Consulting, Inc.) filed an action against the Company and First American Stock Transfer, Inc. for failure to promptly remove a restrictive legend from a certificate representing 131,250 shares of the Company's common stock, which were originally issued under a consulting agreement. The legal counsel could not estimate either the outcome or the potential liabilities related to this claim. The Company did not accrue any liabilities related to this claim as of June 30, 2002.

(19)  Subsequent Event (Unaudited):

On September 10, 2002, the Company entered into an agreement to purchase 100% of the common stock of Rahaxi, a wholly owned subsidiary of Heroya Investments, Ltd. in exchange for $4,300,000 secured by the stock of the Company. Rahaxi is in the business of processing credit card transactions for merchants primarily in Finland. The purchase price is payable over 13 months beginning with a $150,000 payment upon closing. At each payment date (as defined) the Company will receive a stipulated percentage of Rahaxi stock.
The payments and proportional equivalent transfer of stock increase with the final payment of $2,500,000 in the final period. From the closing date to the end of the purchase period, Heroya will be entitled to 10% of the profits of Rahaxi irrespective of the number of shares actually acquired by the Company.

                                  EXHIBIT INDEX

Number                           Exhibit Description

1 Agency Agreement between the Registrant and vFinance Investments, Inc., dated March 24, 2002 (including the following exhibits: Exhibit B: Form of Warrant) (the following exhibits have been omitted: Exhibit A: Term Sheet) (see below).

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

2.5 Acquisition Agreement between the Registrant and Heroya Investments Limited, dated September 10, 2002 (the following schedules have been omitted: Schedule 1, books and records of Rahaxi; Schedule 2, draft employment agreements with Hans Turitz and Tony Horrell; and Schedule 3, list of clients introduced to Rahaxi by HEROYA) (incorporated by reference to Exhibit 2 of the Form 8-K filed on September 25, 2002).

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

4.5     Employee Stock Incentive Plan, dated October 25, 2001
        (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on November 8, 2001).

4.6 Form of Financing Agreement between Freestar, and Papell Holdings, Ltd. and Boat Basin Investors LLC, dated March 25, 2002 (including the following exhibits: Exhibit A: Form of Convertible Note; Exhibit B: Form of Warrant; Exhibit C:
        Registration Rights Agreement; Exhibit D: Stock Pledge Agreement; Exhibit E: Form of Opinion of Counsel; and Exhibit F: Unconditional Guarantee (the following exhibits have been omitted: Schedule 4(c): Compliance with Laws;
        Schedule 4(d): Litigation; Schedule 4(h): Capitalization; and Schedule 7(j): Consolidations) (see below).

4.7 Loan Agreement between Freestar, and David Stefansky, Marc Siegal and Richard Rosenblum, dated June 12, 2002 (including the following exhibits: Exhibit A: Form of Promissory Note; and Exhibit C: Unconditional Guarantee) (the following exhibits have been omitted: Exhibit B: Term Sheet; and Exhibit D: Corporate Resolution) (see below).

4.8 Form of Financing Agreement between Freestar, and Papell Holdings, Ltd., Boat Basin Investors LLC, vFinance, Inc.,
        David Stefansky, Marc Siegal and Richard Rosenblum dated
        June 27, 2002 (except for Papell Holdings, which is dated September 9, 2002) (including the following exhibits:
        Exhibit A: Form of Convertible Note; Exhibit B:
        Registration Rights Agreement; Exhibit C: Unconditional Guarantee; Exhibit D: Form of Stock Pledge Agreement; and Exhibit E: Form of Opinion of Counsel) (the following exhibits have been omitted: Schedule 4(c): Compliance with Laws; Schedule 4(d): Litigation; Schedule 4(h):
        Capitalization; and Schedule 7(j): Consolidations) (see below).

4.9 Supplementary Agreement between the Registrant and vFinance Investments, Inc., Boat Basin Investors LLC. Marc Siegel,
        David Stefansky, and Richard Rosenblum, dated June 27, 2002
        (see below).

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

10.8 Memorandum of Understanding between the Registrant and Game Base Nevada, Inc., dated July 17, 2002 (see below).

16 Letter on change in certifying accountant, dated March 9, 2001 (incorporated by reference to Exhibit 16.2 of the Form 8-K filed on March 13, 2001).