Form 10QSB
period 2002-09-30
FREESTAR TECHNOLOGIES
filed 2002-11-29
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes            No     X     .

     As of September 30, 2002, the Registrant had 48,701,557 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X.

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              SEPTEMBER 30, 2002                                           3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                    5

              STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                    6

              NOTES TO FINANCIAL STATEMENTS                                8

     ITEM 2.  PLAN OF OPERATION                                           13

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           32

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   34

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             35

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         35

     ITEM 5.  OTHER INFORMATION                                           35

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            35

SIGNATURES                                                                36

CERTIFICATIONS                                                            36

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                    FREESTAR TECHNOLOGIES
                                       BALANCE SHEET
                                     SEPTEMBER 30, 2002
                                         (Unaudited)

ASSETS

Current assets:
Cash and cash equivalents                                      $     30,430
Accounts receivable, net of allowance for
doubtful account of $62,462, including $62,462
due from related party                                                3,271
Credit and deposits for future purchases of inventories             289,000
Prepaid expenses                                                    140,238
Inventories                                                           3,597

Total current assets                                                466,536

Property, plant and equipment, net of accumulated
depreciation and amortization                                         8,536
Software, net of accumulated amortization                           285,588
Credit for future purchases of merchandise                          675,000
Investment                                                           50,000
Other assets                                                          3,766
                                                                $ 1,489,426

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                               215,765
Accrued salaries - related parties                                  255,000
Line of credit                                                       18,922
Convertible notes payable                                           595,128
Due to related party                                                387,609
Total current liabilities                                         1,472,424

Stockholders' Equity:
Convertible preferred stock, series A, $0.001 par value,
5,000,000 shares  authorized; 1,000,000 shares issued
and outstanding                                                       1,000
Additional paid-in capital - preferred stock                        432,058
Common stock, $0.001 par value, 500,000,000 shares authorized;
48,701,557 issued and outstanding                                    47,712
Additional paid-in capital - common stock                         5,257,243
Subscription receivable                                             (50,000)
Deferred compensation                                              (728,833)
Accumulated deficit                                              (4,885,567)
Accumulated other comprehensive loss                                (56,611)
Total stockholders' equity                                           17,002

                                                                  1,489,426

                        See Accompanying Notes to Financial Statements

                                      FREESTAR TECHNOLOGIES
                                     STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                 Three Months      Three Months
                                                     Ended            Ended
                                                 September 30      September 30
                                                      2002             2001

Revenue                                          $      8,700      $     4,506

Cost of revenue                                           802                -

Gross profit                                            7,898            4,506

Selling, general and administrative expenses          629,498        2,071,368

                                                     (621,600)      (2,066,862)

Other income/(expenses)                                50,622            1,511
Interest expense                                     (123,608)               -

Loss before income taxes                             (694,586)      (2,065,351)

Income taxes                                                -                -

Net Loss                                             (694,586)      (2,065,351)

Other - Comprehensive income (loss)                   (38,192)               -

Comprehensive loss                                   (732,778)      (2,065,351)

Loss per share - basic and diluted                      (0.02)           (0.16)

Weighted average shares outstanding -
basic and diluted                                  46,079,414       12,605,508

                    See Accompanying Notes to Financial Statements

                                  FREESTAR TECHNOLOGIES
                                 STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                 Three Months      Three Months
                                                     Ended            Ended
                                                 September 30      September 30
                                                      2002             2001

Cash flows provided by (used for)
operating activities:
Net loss                                         $   (694,586)     $(2,065,351)

Adjustments to reconcile net income
to net cash provided by (used for) operating
activities:
Depreciation and amortization                          57,173            2,662
Non-cash compensation                                 202,033        1,997,786

Amortization of financing cost on
Convertible notes payable                              47,500                -

Amortization of discount for
beneficial conversion features on convertible
notes payable                                          31,880                -

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable                                         -           (2,218)
Inventories                                            (3,597)           5,447
Other assets                                            1,811          (63,123)
Increase (decrease) in liabilities
Accounts payable and accrued expenses                  67,650           12,837
Accrued salaries - related parties                     57,500                -
Total adjustments                                     461,950        1,953,391

Net cash used by operating activities                (232,636)        (111,960)

Cash flows provided by (used for)
investing activities:
Purchase of fixed assets                                    -             (207)
Investment in Rahaxi                                  (50,000)               -
Net cash used by investing activities                 (50,000)            (207)

Cash flows provided by (used for)
financing activities:
Principal proceeds from line of credit agreement        7,768                -
Repayment on overdraft                                 (9,578)               -
Proceeds from issuance of notes payable               150,000                -
Sale of common stock                                  150,000                -
Contributions from stockholder                              -          110,484
Decrease in advances from related party               (26,371)               -
Net cash provided by financing activities             271,819          110,484
Net increase (decrease) in cash and cash
equivalents                                           (10,817)          (1,683)
Foreign currency translation adjustments              (38,806)          (3,022)
Cash and cash equivalents, beginning of period          2,441          220,297
Cash and cash equivalents, end of period               30,430          215,592

Supplemental disclosure of cash flow information:
Interest paid                                          29,984                -
Income tax paid                                             -                -
Shares issued for services                            202,033        1,997,786
Prepaid financing cost as increase of
convertible notes payable                             135,720                -
Discount for beneficial conversion
features on convertible notes payable                  44,444                -
Loan payable to a stockholder related to
a deposit transferred to the Company                        -          900,000

                   See Accompanying Notes to Financial Statements

                                 FREESTAR TECHNOLOGIES
                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)

(1)  Basis of Presentation and Nature of Business Operations:

Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
These condensed financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2002. In the opinion of management, these condensed financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of Freestar Technologies as of September 30, 2002, and the results of operations for the three-month period ended
September 30, 2002 and 2001, and cash flows for the three-month period ended September 30, 2002 and 2001. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

Nature of Business Operations:

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

Recent Accounting Pronouncements:

On July 21, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 (SFAS No.
141), "Business Combinations," and No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill; SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations after June 30, 2001. The provisions of SFAS No. 142 are effective beginning January 1, 2002. The Company has implemented the provisions of SFAS No. 141 and No. 142 and has concluded that the adoption does not have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset.
The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company has implemented the provisions of SFAS No. 143 and has concluded that the adoption does not have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented the provisions of SFAS No. 144 and has concluded that the adoption does not have a material impact on the Company's financial statements.

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

(2)  Significant Transactions:

Acquisitions and Alliance Agreements:

In July 2002, the Company had an informal agreement with Game Base Nevada, Inc. ("Game Base") to enter an alliance agreement in August 2002. Game Base provided $50,000 deposit to the Company as a before finalization of the agreement. The two parties never finalized the alliance agreement. The Company is entitled to retain the deposits from Game Base and classified as other income in accompanying financial statements.

In September 2002, the Company entered into an acquisition agreement with Heroya Investments Limited. ("Heroya"). Under the terms of the agreement, the Company agrees to purchase 100% of common stock of Rhaxi, a wholly owned subsidiary of Heroya, for a purchase price of $4,300,000. The purchase price is payable in 13 months beginning the closing date of the agreement. Ownership in Rahaxi increases proportionally with payments made as summarized in the following table:

                                          Required Payment    Ownership Upon
                                                                Payments

1.  Closing date of agreement             $     150,000           1/30
2.  Two months after closing date               150,000           1/30
3.  105 days after receipts of
    2nd payment (quarter ended
    December 31, 2002)                          500,000           3/30
4.  Quarter ended March 31, 2003                500,000           4/30
5.  Quarter ended June 30, 2003                 500,000           4/30
6.  Quarter ended September 30, 2003          2,500,000          17/30
    Total                                     4,300,000     Thirty Shares

As of September 30, 2002, the Company made $50,000 as partial payment against the initial required payment.

As of November 27, 2002, the Company made payments of $100,000 and has not made the remaining $200,000 based on the payment schedule per the acquisition agreement. Per the terms of the acquisition agreement, Heroya has the right to terminate the agreement as the Company breached its payment obligations. As of November 27, 2002, Heroya has not informed the Company of its intent to terminate the agreement.

Issuance of Common Stock for Service:

The Company issued 400,000 restricted shares and 2,735,000 S-8 shares of its common to various consultants and legal counsels for current and future services.

The Company cancelled 1,000,000 restricted shares issued to a former executive. The shares were originally issued to him for service performed. The Company claimed that he failed to perform the required service and therefore cancelled the shares. In September 2002, the dispute was settled in court that the shares were properly cancelled. Expense for $98,000 was reversed in the quarter ended September 30, 2002.

In June 2002, the Company issued 9,500,000 shares in error, which were cancelled in July 2002.

Sale of Common Stock:

The Company sold 2,750,000 shares of restricted common stock to outside investors with proceeds of $200,000. The Company received $150,000 during the quarter ended September 30, 2002 and expects to receive the remaining $50,000 in the quarter ended December 31, 2002.

Convertible Notes Payable:

On June 27, 2002, the Company entered into a financing agreement with a lender for $400,000 convertible notes. These notes are secured by
14.4 million shares of common stock pledged by the Company's major shareholder. The Company received $60,000 of the proceeds in June 2002 and $150,000 in the quarter ended September 30, 2002. The remaining $190,000 represents financing cost. The Company prorated the cost of $54,280 as of June 30, 2002 based on the cash receipts in June 2002. The remaining $135,720 was recorded as prepaid financing cost in the quarter ended September 30, 2002. The prepaid financing cost is amortized over the term of the loan (approximately one year). The Company recorded $47,500 for the amortization of such cost in the current quarter.

These notes payable are convertible into equity at the option of the note holders at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective rate over the life of the debt in accordance with EITF 00-27. The Company has an unamortized discount of $62,308 related to convertible notes payable of $270,000 as of June 30, 2002 and recorded a discount of $44,444 related to the $400,000 convertible debts. The Company recorded amortization of discounts of $31,880 on these convertible notes during the quarter ended September 30, 2002.

(3)  Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Through September 30, 2002, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether the Company will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses.

This, in turn, raises substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company will be able to raise additional funds through an offering of its common stock or alternative sources of financing. However, no assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2.  PLAN OF OPERATION.

Item 303 of Regulation S-B provides that small business issuers that have not had revenues from operations in each of the last two fiscal years, or the last fiscal year and any interim period in the current fiscal year for which financial statements are furnished in the disclosure document, shall provide the information regarding a plan of operation. The Registrant had revenue from operations for the period from May 25, 2001 (inception) to June 30, 2002 in the amount of $86,005. Although the Registrant did have revenue from operations in the quarter ended September 30, 2002 in the amount of $8,700, the Registrant has chosen to set forth a plan of operation in this Form 10-QSB because of the size of this revenue.

Twelve-Month Plan of Operation.

(a)  General Discussion.

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

     The Registrant's sales forecast numbers have been derived from existing contracts currently in place and also after extensive research and consultations with one of our strategic partners Banco Nacional de Credito, in fact these assumptions were the main factor in the bank placing the first order for in excess of 2000 units. The Registrant has successfully deployed, first order, and is currently awaiting the arrival of its new USB reader to continue its deployment

     During 2002 to date, the Registrant has not received any new shipments of product due to the fact that it made the decision to enhance the product to USB port compared to the present PS2 port. The enhancement of our product required extensive research and development, hence the deferral of shipments. This was an important decision for the Registrant to make especially as it had an adverse effect on revenues for the quarter ended September 30, 2002. However, the Registrant believes that this decision will derive long term benefits and is an essential part of the current business plan to have a globally accepted product. The Registrant was initially expecting to receive the first shipments of the newly enhanced product by the end of June 2002, and then again by the end of September 2002. The delay is mainly due to the unforeseen lengthy certification process. The Registrant is now expecting delivery of its new USB units in early 2003 and then will recommence redistribution of product to its clients.

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

     ePayLatina, S.A. has secured orders for 20 point-of-sale solutions that were unveiled at the Ciberferia de Bancredito technology fair sponsored by Bancredito in Santo Domingo. In addition, the Company is following up on over 1000 inquiries received from small business owners who attended the fair - all of whom have expressed an interest in deploying the PaySafeNow point-of-sale system on-site at their retail businesses. In association with Bancredito, ePayLatina is offering merchants the opportunity to select from three turnkey, point-of-sale operating systems, which range in price from US$699 to US$1,299. The response the Company received at Bancredito's technology fair from merchants seeking to outfit their businesses with a safe ATM and debit card point-of-sale system leads us to believe that our expectations for our PaySafeNow technology have not been overly optimistic. The Registrant will be exploring opportunities to introduce the packaged solution to merchants based in the United States."

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

(b)  Rahaxi Acquisition.

(1)  General Discussion.

     The Registrant has acquired privately-held Rahaxi Processing Oy, a leading Northern European online credit card processing enterprise headquartered in Helsinki, Finland. Rahaxi operates full, online connectivity to all Finnish banks, including Nordea, Sampo, Oko and the domestic bank credit card company, Luottokunta, and provides processing services for over 1,300 merchants. Currently, Rahaxi supports a network serving over 5,000 point-of-sale devices that generate over one million transactions each month. The terms of the acquisition, valued at $4.3 million, provide for the Registrant to make incremental cash payments to the seller over the course of 13 months, and to collateralize the full value of the acquisition in the form of an equivalent amount of common stock of the Registrant. In addition, the seller shall be entitled to receive 10% of the net profits generated by Rahaxi for the first four quarters immediately following the closing date, which was September 10, 2002

     This strategic acquisition marks a major milestone in the Registrant's development and helps to cement our position in the international marketplace as a provider of leading PIN-authenticated
payment technology and proprietary processing solutions.   The
Registrant intends to rapidly leverage Rahaxi's 10-year track record, established customer base, growing revenue stream (currently averaging approximately US$100,000 per month), robust processing platform and historical ties to the point-of-sale industry to accelerate many of our immediate growth objectives. Foremost, Rahaxi empowers the Registrant with an end-to-end financial processing capability that few can rival. And, securing an established processing base in what is arguably the European Union's most progressive telecommunications and electronic payments market clearly bodes well for the successful implementation of the Registrant's long term growth strategy

     Established 10 years ago as a subsidiary of Telecom Finland (subsequently Sonera SmartTrust), Rahaxi Processing Oy is a Payment Service Provider located in Helsinki which routes credit and debit card transactions from merchants to relevant banks and card issuers for authorization and settlement. As the cornerstone of Sonera's bid to become a leading player in the Scandinavian payments market, approximately USD10 million have been invested in Rahaxi's hardware, software and brand name to date. Rahaxi's revenue base has been growing organically for the past few years with little or no market effort from Sonera SmartTrust.

     Rahaxi operates full, on-line connectivity to all Finnish banks, including Nordea, Sampo, Oko, the savings and loans (Aktia, etc.) and Luottokunta, the local bank-established credit card company. A similar connection has been established with Luottokunta's Estonian counterpart, Cardikesku, to facilitate the needs of international clients such as Stockmann's department stores. Costs have been kept to a minimum through outsourcing, which lends the company a high degree of flexibility. It is currently one of the leading players in the Finnish payment market for card present transactions.

(2)  Current State of the Business.

     Rahaxi currently provides these services to some 1,300 blue-chip merchants. The network supports over 5,000 POS devices, generating over 1 million transactions per month and is readily capable of handling an additional 7 million transactions per month under its current software licenses.

(3)  Company and Organization.

     Prior to the sale of Rahaxi, Sonera SmartTrust had streamlined the entity's operations to the point where it was literally running itself. Thus, the company's three main areas of activity are outsourced as follows:

Call Center: The company's Call Center, which was previously operated by Sonera, has been merged with that of Dione Systek in Finland to ensure maximum efficiency. The combined Call Center seats 7 and currently provides merchant support during office hours.

Data Center: Rahaxi's Tandem/Base24 system is outsourced to and housed by Tieto Enator, Scandinavia's leading hosting company in a specialized Financial Center together with other Banks and the Helsinki Stock exchange, where Systems are monitored on a 24/7 basis. The service comprises: 1. Support for Rahaxi's ACI Base24 software as deployed by 2,600 banks world-wide with a proven track record. 2. All servers are redundant Tandem systems. 3. All systems are duplicated, so that the redundant system takes over in case of a failure. 4. Regular back-ups of data are provided internally.

Terminal deployment: An independent company, DioneSystek, provides and manages the company's terminals. Merchants lease terminals directly from DioneSystek.

(4)  Products and Services.

     Rahaxi provides a range of card swipe terminals and payment solutions that support sophisticated, integrated POS systems to meet the ever changing, complex needs of the hotel, restaurant, airline business sectors. The company's end-to-end solutions are proven to be robust and reliable, ensuring a swift and secure payment path for both low volume and multi-outlet, high-volume retailers. The Systek 610 terminal developed in co-operation with Rahaxi is ideal for the target markets as it can communicate along a variety of channels (Analogue, digital and GSM-wireless), as well as conversion into a stand-alone EPOS system for small to medium sized retailers. The extensive flexibility offered by the system allows Rahaxi to support single terminal, multi-terminal, multi-location and multi-country outlets.

     The company provides full card payment processing, transaction authorization, data capture and settlement facilities for Visa, MasterCard, American Express, Diners Club, JCB and all bank-issued domestic debit cards. Rahaxi also provides specialist value-added processing applications for fleet, fuel and loyalty card schemes. The company currently offers a multi-currency facility to merchants in Finnish Marks, Euros and Estonian Crowns. However the systems are fully prepared to handle a variety of currencies, subject to the sponsoring bank having the required currency facilities via Visa and/or MasterCard.

     As Rahaxi supports merchant loyalty programs, all transactions are logged and marked for loyalty points. This functionality can be used with credit, debit and specialty cards used by merchants.

     Terminals are connected on a 24/7 basis to Rahaxi both via the fixed line telephone network and GSM data channel. The communications costs in Finland, which are borne by Rahaxi's merchants, are competitively priced. Software upgrades need only be performed at the central level, thus ensuring a highly "future-proof" environment.

     The ePayPad, which was developed by the Registrant, allows transactions to be completed in a "Card present" environment. This allows small merchants to obtain a credit card facility with a minimal investment using an existing PC and Internet connection. It also allows transactions to be made securely over the Internet by cardholders themselves and offers a "Cash advance" functionality for loading accounts, debit cards, etc. The latter can also be extended to offer a money transfer facility using the existing worldwide ATM networks.

     Rahaxi has established relationships with the main suppliers of cash registers, such as Edacom, Siemens-Nixdorf and NCR, comprising a captive service market as the product lines of these suppliers contain the necessary software to connect directly to the Rahaxi. For those companies that build their own POS systems, a software module is available which enables connection to Rahaxi via server or PC.

(5)  The Finnish Market.

     Long known as one of the key protagonists in the development of electronic banking, Finland has a population 5 million and a total of 35,000 POS terminals. Approximately 35% of all payments are made by card. Of these, approximately 70% are executed with debit cards and the remaining 30% are made by credit card. Visa is the predominant card brand in Finland.

     Rahaxi is the only independent Payment Service Provider in the country and the only provider of an online service. Terminals operated by the Finnish banks, however, are operated in an offline mode.

     Finland boasts a plethora of advanced Internet payment solutions, yet customers must complete transactions away from retailers' sites. Existing methods are, in other words, relatively cumbersome and give Rahaxi the opportunity to launch more user-friendly products.

     Finland's clearing rules differ favorably in comparison to the rules applied by the banks and card organizations in most other jurisdictions. Finland does not, for example, differentiate between "card present" and "card not present" transactions. This means that the approximately 0.5% premium for "card not present" transactions is not applicable in Finland.

(6)  The International Market.

     Rahaxi is targeting the surrounding Baltic countries (Estonia, Latvia, and Lithuania) and other Central/Eastern European markets to broaden its client base. Through the expansion of its acquiring bank relationships, Rahaxi intends to market a variety of services, including a third party processing facility, in these local markets and to international cross-border merchants.

(7)  Technical Infrastructure.

     Rahaxi supports full on-line connectivity to all Finnish banks and Luottokunta - the local card network gateway company. Rahaxi is a lean operation with a very competitive cost base. As most activities are outsourced, the company enjoys a high degree of flexibility.

     As mentioned above, the technical infrastructure consists of a large BASE24/TANDEM infrastructure. The system incorporates full redundancy and disk mirroring to guarantee data integrity at all times in a 24/7 environment. Following the initial purchase of these systems, Sonera commissioned a significant amount of development to adapt the system to the requirements of the Finnish market.

     The internal systems guarantee complete interchange compliance with Visa and MasterCard by virtue of determining the compliance of transactions before transmission to respective card schemes. All transactions are stored in a data warehouse, from where reports can be generated to support the internal merchant business process. This capability encompasses feedback reports and monthly billing.

(8)  Strategic Advantages.

     Rahaxi is currently under-utilized and has strong growth potential. The company's focus can readily be redirected from "card present" domestic processing to Pan-European eCommerce merchant processing. The following facts attest to Rahaxi's tremendous future growth potential:

     - Finland has one of the lowest Visa/MC interchange fee structures in Europe. In the case of "card not present" transactions, Finnish interchange is typically 0.5% less than many other
       European countries.

     - The company is not currently processing any "card not present" transactions associated with eCommerce, which is one of the fastest growing segments of the processing market.

     - Rahaxi's customer base consists of established, Blue Chip customers with low charge back/retrieval rates. This opens up the opportunity of accepting a percentage of high margin business, which generally incur higher charge back rates.

     - The introduction of the Euro has made it easier to transact across Europe and allows companies located in other member states to base their eCommerce businesses in Finland.

     - Rahaxi can offer additional services to clients that increase the margin per customer such as multi-currency accounts and Dynamic Currency Conversion. The Systek terminals used by Rahaxi are available in a GSM version using the GSM data channel.
       Deployment in other markets is technically simple as this channel works in all countries possessing GSM networks.

     - Being unwilling to update their systems to accommodate technologies such as the Internet, chip cards, 3Dsecure and interactive television, etc., banks are increasingly outsourcing their payment processing.

     - Finland has one of the most developed mobile networks in the world, and is therefore expected to be the first market to emerge with a viable mobile payments environment.

(9)  Opportunity.

     The Registrant acquired Rahaxi in September 2002 to enable proprietary processing of their expected. rapidly increasing volumes of e-commerce traffic. In order for Rahaxi to process said traffic, the company seeks to secure relationships with an additional two to three European "acquiring banks."

     The opportunity to acquiring banks, meaning banks certified to accept credit card transactions on behalf of merchants, is principally the very substantial volume of traffic available in the market. The key to a sustainable business model in a perceived high-risk environment is grounded in risk management and control. It is the early stage of a co-operation between Rahaxi and new acquiring banks that represents the period of highest risk as the merchant is still unknown to the bank and reserves are still in the process of being built up.

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

     The Registrant incurred a net loss of $4,233,822 for the period from inception (May 25, 2001) to June 30, 2002, and a net loss of $694,586 for the three months ended September 30, 2002. At September 30, 2002, the Registrant had an accumulated deficit of $4,885,567. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant has negotiated a financing package with Papell Holdings, Ltd., a Turks & Caicos Islands company, and Boat Basin Investors LLC, a Nevis limited liability company, that is a total of:
(a) $270,000 convertible debenture; and (b) a total of $400,000 in convertible promissory notes from those persons and companies, plus vFinance, Inc. (a total of $210,000 of which has been received - the remainder of the $400,000 was paid by the Registrant for certain fees; see Exhibit 4.9 to this Form 10-QSB).

     The Registrant defaulted in repayment of the $270,000 debenture; therefore, the 4,000,000 shares of restricted common stock that Mr. Egan pledged as collateral for this loan was transferred to the lenders on this debenture in June 2002 and subsequently sold. In addition, since the Registrant defaulted on its requirement under a registration rights agreement in connection with financing set forth in (a) above, it was required to pay the investors a 9% penalty on the amount borrowed as the registration statement was not filed within 60 days of registration requirement date. As of September 30, 2002, the Company recorded $24,300 related to this penalty.

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

Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to September 30, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On March 4, 2002, the Registrant and certain of its agents, Paul Egan, Ciaran Egan and others, were named as defendants in a complaint brought by the Registrant's former interim chief executive officer and attorney, Dennis Johnston. This action was filed in the United States District Court for the Central District of California, Dennis Johnston
v. Freestar Technologies, Paul Egan, Ciaran Egan, et al., Case No. SA02-224. The complaint alleges fraud and deceit in the sale of securities in violation of Section 10(b) of the Exchange Act, fraud and deceit in the issuance of securities, negligent misrepresentation, and breach of contract. The complaint also seeks damages in an unspecified amount and involves the alleged failure of the Registrant to transfer 2,000,000 shares of its common stock to Mr. Johnston for legal services.

     In response to the complaint, the defendants filed a motion to dismiss pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure ("FRCP") for failure to state a claim upon which relief can be granted. On or about May 17, 2020, Federal Judge Gary Taylor granted the defendant's motion to dismiss.

     On or about June 10, 2002, the defendants were served with a first amended complaint in the foregoing action. This action seeks damages in an unspecified amount and involves claims for legal fees by Mr. Johnston, fraud and deceit in the sale of securities in violation of Rule 10b-5 of the Exchange Act, fraud and deceit in the issuance of securities, negligent misrepresentation, breach of contract, interference with economic relations, violations of California Business and Professions Code Section 17200, breach of implied covenant of good faith and fair dealings, invasion of privacy-false light, defamation, civil conspiracy, and conversion.

     On July 1, 2002, the defendants filed a motion to dismiss the first amended complaint based on Rules 9(b), 12(b)(6) and 12(b)(1) of the FRCP for failure to state a claim upon which relief can be granted and failure of subject matter jurisdiction. On July 22, 2002, Mr. Johnston filed a motion to disqualify Corrigan & Morris LLP as counsel to the Registrant; the Registrant opposed that motion.

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

     On August 27, 2002, Judge Walker denied Plaintiff's motion to disqualify Corrigan & Morris LLP. In addition on that date, the Registrant filed a motion to dismiss all allegations in the second amended complaint pursuant to Rules 9(b), 12(b) (1) and 12(b)(6) of the FRCP for failure to state a claim upon which relief can be granted. On September 10, 2002, Plaintiff Johnston dismissed the action in its entirety against the Registrant, Paul Egan, Ciaran Egan, First American Stock Transfer, and Phillip Young.

     On October 3, 2002, the Registrant filed an action against Mr. Johnston in the Superior Court of the State of California, County of Orange, Freestar Technologies v. Dennis Johnston, Case No. BC 281514. This action seeks unspecified damages resulting from alleged legal malpractice, breach of fiduciary duty, deceit, and declaratory relief. Mr. Johnston has not yet filed an answer. On November 1, 2002, Mr. Johnston filed a demurrer to this complaint and a motion to strike certain allegations. The Registrant intends to oppose this demurrer and motion to strike, but has not yet filed its opposition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant sold the following securities without registration (restricted) during the three months ended September 30, 2002:

     (a) On July 11, 2002, the Registrant sold 750,000 shares of common stock to one investor for $100,000 ($0.133 per share). On this date the closing trading price of the stock was $0.12.

     (b) On September 3, 2002, the Registrant issued 400,000 shares of common stock to a consultant for current and future services to the Registrant for a period of three months under an agreement dated August 23, 2002. These services have been valued at $19,200 ($0.048 per share).

     (c) On September 26, 2002, the Registrant sold 2,000,000 shares of common stock to one investor for $100,000 ($0.05 per share). On this date the closing trading price of the stock was $0.07.

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

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

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

Reports on Form 8-K.

     The Registrant filed the following report on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB:

     A Form 8-K was filed on September 25, 2002 to report that on September 10, 2002 the Registrant entered into an agreement with Heroya Investments Limited for the acquisition of privately held Rahaxi Processing Oy, a Northern European online credit card processing enterprise headquartered in Helsinki, Finland. The terms of the acquisition, valued at $4.3 million, provide for the Registrant to make incremental cash payments to the seller over the course of 13 months, and to collateralize the full value of the acquisition in the form of an equivalent amount of common stock of the Registrant. In addition, the seller shall be entitled to receive 10% of the net profits generated by Rahaxi for the first four quarters immediately following the closing date.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Freestar Technologies



Dated: November 27, 2002                       By: /s/ Paul Egan
                                               Paul Egan, President


Dated: November 27, 2002                       By: /s/ Ciaran Egan
                                               Ciaran Egan, Chief Financial
                                               Officer

                                   CERTIFICATIONS

I, Paul Egan, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Freestar
Technologies;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 27, 2002                       /s/ Paul Egan
                                               Paul Egan, President


I, Ciaran Egan, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Freestar
Technologies;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 27, 2002                        /s/ Ciaran Egan
                                                Ciaran Egan, Chief Financial
                                                Officer


                                  EXHIBIT INDEX

Number                            Exhibit Description

1      Agency Agreement between the Registrant and vFinance
       Investments, Inc., dated March 24, 2002 (including the following exhibits: Exhibit B: Form of Warrant) (the following exhibits have been omitted: Exhibit A: Term Sheet) (incorporated by reference to Exhibit 1 of the Form 10-KSB filed on November 13, 2002).

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

4.5    Employee Stock Incentive Plan, dated October 25, 2001
       (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on November 8, 2001).

4.6 Form of Financing Agreement between Freestar, and Papell Holdings, Ltd. and Boat Basin Investors LLC, dated March 25, 2002 (including the following exhibits: Exhibit A: Form of Convertible Note; Exhibit B: Form of Warrant; Exhibit C:
       Registration Rights Agreement; Exhibit D: Stock Pledge Agreement; Exhibit E: Form of Opinion of Counsel; and Exhibit F: Unconditional Guarantee (the following exhibits have been omitted: Schedule 4(c): Compliance with Laws;
       Schedule 4(d): Litigation; Schedule 4(h): Capitalization; and Schedule 7(j): Consolidations) (incorporated by reference to Exhibit 4.6 of the Form 10-KSB filed on November 13, 2002).

4.7 Loan Agreement between Freestar, and David Stefansky, Marc Siegal and Richard Rosenblum, dated June 12, 2002 (including the following exhibits: Exhibit A: Form of Promissory Note; and Exhibit C: Unconditional Guarantee) (the following exhibits have been omitted: Exhibit B: Term Sheet; and Exhibit D: Corporate Resolution) (incorporated by reference to Exhibit 4.7 of the Form 10-KSB filed on November 13, 2002).

4.8 Form of Financing Agreement between Freestar, and Papell Holdings, Ltd., Boat Basin Investors LLC, vFinance, Inc., David Stefansky, Marc Siegal and Richard Rosenblum dated June 27, 2002 (except for Papell Holdings, which is dated September 9, 2002) (including the following exhibits:
       Exhibit A: Form of Convertible Note; Exhibit B: Registration Rights Agreement; Exhibit C: Unconditional Guarantee; Exhibit D: Form of Stock Pledge Agreement; and Exhibit E:
       Form of Opinion of Counsel) (the following exhibits have been omitted: Schedule 4(c): Compliance with Laws; Schedule 4(d): Litigation; Schedule 4(h): Capitalization; and
       Schedule 7(j): Consolidations) (incorporated by reference to
       Exhibit 4.8 of the Form 10-KSB filed on November 13, 2002).

4.9 Supplementary Agreement between the Registrant and vFinance Investments, Inc., Boat Basin Investors LLC. Marc Siegel, David Stefansky, and Richard Rosenblum, dated June 27, 2002 (incorporated by reference to Exhibit 4.9 of the Form 10-KSB filed on November 13, 2002).

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

10.8 Memorandum of Understanding between the Registrant and Game Base Nevada, Inc., dated July 17, 2002 (incorporated by reference to Exhibit 10.8 of the Form 10-KSB filed on November 13, 2002).

16.1 Letter on change in certifying accountant, dated March 9, 2001 (incorporated by reference to Exhibit 16.2 of the Form 8-K/A filed on March 13, 2001).

16.2 Letter on change in certifying accountant, dated October 17, 2002 (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on October 22, 2002).

99 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 (18 U.S.C. Section 1350) (see below).

                                  EX-99

        CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-
                          OXLEY ACT OF 2002

                          CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                         (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Freestar Technologies ("Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 27, 2002                     /s/ Paul Egan
                                             Paul Egan, President


Dated: November 27, 2002                     /s/ Ciaran Egan
                                             Ciaran Egan, Chief Financial
                                             Officer