Form 10QSB
period 2002-12-31
FREESTAR TECHNOLOGY CORP
filed 2003-03-12
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                           OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                          COMMISSION FILE NUMBER: 0-28749


                          FREESTAR TECHNOLOGY CORPORATION
               (Exact Name of Registrant as Specified in its Charter)

                Nevada                                88-0446457
       (State of Incorporation)                (I.R.S. Employer ID No.)


Calle Fantino Falco, J.A. Baez Building, 2nd Floor, Santo Domingo, Dominican Republic
                (Address of principal executive offices)

                Registrant's telephone number:  (809) 503-5911

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

     As of December 31, 2002, the Registrant had 117,501,557 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              DECEMBER 31, 2002                                          3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              DECEMBER 31, 2002 AND DECEMBER 31, 2001                    5

              STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              DECEMBER 31, 2002 AND DECEMBER 31, 2001                    6

              NOTES TO FINANCIAL STATEMENTS                              8

     ITEM 2.  PLAN OF OPERATION                                         16

     ITEM 3.  CONTROLS AND PROCEDURES                                   35

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         36

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 39

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           40

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       40

     ITEM 5.  OTHER INFORMATION                                         40

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          40

SIGNATURES                                                              41

CERTIFICATIONS                                                          41

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                           FREESTAR TECHNOLOGY CORPORATION
                                     BALANCE SHEET
                                   DECEMBER 31, 2002
                                       (Unaudited)

                                        ASSETS

Current assets:
 Cash and cash equivalents                                      $     79,133
 Accounts receivable, net of allowance for
  doubtful account of $62,462, including $62,462 due from
  related party                                                        2,470
 Credit and deposits for future purchases of inventories             245,000
  Total current assets                                               326,603

Property, plant and equipment, net of accumulated
 depreciation and amortization                                        10,059

Software, net of accumulated amortization                            227,611
Credit for future purchases of merchandise                           675,000
Investment                                                           208,000
Other assets                                                           4,836

                                                                   1,452,109

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                               129,385
 Accrued salaries - related parties                                        -
 Bank overdraft                                                          736
 Line of credit                                                        8,684
 Convertible notes payable                                                 -
 Due to related party for converted pledged collateral               679,869
 Due to related party for advances                                   411,133
   Total current liabilities                                       1,229,807

Stockholders' Equity:
 Convertible preferred stock, series A, $0.001 par value,
  1,000,000 shares authorized, 1,000,000 shares
  issued and outstanding                                               1,000
 Convertible preferred stock, series B, $0.001 par value,
  4,000,000 shares authorized, 2,500,000 shares
  issued and outstanding                                               2,500
 Additional paid-in capital - preferred stock                      2,229,558
 Common stock, $0.001 par value, 500,000,000 shares
 authorized, 117,501,557 issued and outstanding                      116,512
 Additional paid-in capital - common stock                         9,406,739
 Subscription receivable                                            (273,000)
 Deferred compensation                                             (1,435,757)
 Accumulated deficit                                               (9,899,401)
 Accumulated other comprehensive loss                                  74,151
   Total stockholders' equity                                         222,302

                                                                    1,452,109

                  See Accompanying Notes to Financial Statements


                           FREESTAR TECHNOLOGY CORPORATION
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                               Three Months    Three Months    Six Months    Six Months
                                                  Ended           Ended          Ended         Ended
                                               December 31     December 31     December 31   December 31
                                                   2002           2001            2002          2001
Revenue                                       $          -     $    224,491    $     8,700   $     228,997

Cost of revenue                                          -          108,232            802         108,232

Gross profit                                             -          116,259          7,898         120,765

Selling, general and
administrative expenses                          4,664,773          254,113      5,294,271       2,325,481
Research and development                            44,000                -         44,000               -

                                                (4,708,773)        (137,854)    (5,330,373)     (2,204,716)

Other income/(expenses)                             (7,966)           8,832         42,656           7,321
Interest expense                                  (254,254)               -       (377,862)              -

Loss before income taxes                        (4,970,993)        (129,022)    (5,665,579)     (2,197,395)

Income taxes                                             -                -              -               -

Net Loss                                        (4,970,993)        (129,022)    (5,665,579)     (2,197,395)

Other - Comprehensive income (loss)                164,919                -        126,727               -

Comprehensive loss                              (4,806,074)        (129,022)    (5,538,852)     (2,197,395)

Loss per share - basic and diluted                   (0.07)            0.00          (0.09)          (0.08)

Weighted average shares outstanding
- basic and diluted                             76,011,340       36,316,432     61,059,628      27,795,121




                    See Accompanying Notes to Financial Statements

                              FREESTAR TECHNOLOGY CORPORATION
                                 STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                    Six Months      Six Months
                                                       Ended          Ended
                                                    December 31     December 31
                                                        2002            2001

Cash flows provided by (used for)
operating activities:
Net loss                                            $ (5,665,579)  $(2,197,395)

Adjustments to reconcile net
income to net cash provided by (used for)
operating activities:
Depreciation and amortization                            120,905         4,951
Non-cash compensation                                  4,618,505     2,097,286
Amortization of financing cost
on convertible notes payable                             224,738             -
Amortization of discount for
beneficial conversion features on convertible
notes payable                                            106,752             -

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable                                            -      (229,200)
Inventories                                                    -        15,169
Merchandise credits - current                             44,000             -
Other assets                                               1,811       (74,350)
Increase (decrease) in liabilities
Accounts payable and accrued expenses                     24,139        36,727
Due to shareholders                                        4,853             -
Accrued salaries - related parties                        52,400             -
Total adjustments                                      5,198,103     1,850,583

Net cash used by operating activities                   (467,476)     (346,812)

Cash flows provided by (used for)
investing activities:
Purchase of fixed assets                                  (7,278)         (638)
Investment in Rahaxi                                    (208,000)            -

Net cash used by investing activities                   (215,278)         (638)

Cash flows provided by (used for)
financing activities:
Principal proceeds from line of
credit agreement                                          (2,470)       94,814
Repayment on overdraft                                    (8,842)            -
Proceeds from issuance of notes payable                  350,000             -
Sale of common stock                                     212,000             -
Sale of warrants                                          90,000
Contributions from stockholder                                 -       110,484
Decrease in advances from related party                   (7,700)            -

Net cash provided by financing activities                632,988       205,298

Net increase (decrease) in cash and
cash equivalents                                         (49,766)     (142,152)

Foreign currency translation adjustments                 126,458       (77,848)

Cash and cash equivalents, beginning of period             2,441       220,297

Cash and cash equivalents, end of period                  79,133           297

Supplemental disclosure of cash flow information:
Interest paid                                             30,685             -
Income tax paid                                                -             -
 Shares and warrants issued for service                4,618,505     2,097,286
 Prepaid financing cost as increase of
  convertible notes payable                              135,720             -
 Discount for beneficial conversion features on
  convertible notes payable                              106,752             -
 Loan payable to a stockholder related to
  a deposit transferred to the Company                        -        900,000
 Issuance of 4 million shares of common stock to
  replace shares a shareholder contributed for
  a debt conversion                                     270,000              -

Issuance of 7 million shares of
common stock for unpaid accrued salaries to
officers and salaries for future period                 343,000              -

Debt to related party incurred
 in relation to convertible notes payable and
 related accrued expenses paid off by
 shares owned by president of the Company               679,867              -

                   See Accompanying Notes to Financial Statements


                            FREESTAR TECHNOLOGY CORPORATON
                             NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2002. In the opinion of management, these condensed financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of FreeStar Technology Corporation as of December 31, 2002, and the results of operations for the three-month and six-month periods ended December 31, 2002 and 2001, and cash flows for the six-month periods ended December 31, 2002 and 2001. The results of operations for the three-month and six-month periods ended December 31, 2002 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

Nature of Business Operations.

FreeStar Technology Corporation ("Company"), formerly known as Freestar Technologies and Freedom Surf, Inc., was formed on November 17, 1999 as a Nevada corporation, with its principal offices in Santo Domingo, Dominican Republic. The Company has developed software-enabling e-commerce transactions over the Internet, using credit, debit, ATM (with PIN), or smart cards.

The Company plans to have two main revenue sources, including 1) sales of its PaySafe devices "ePayPad" and 2) processing fees related to the transactions through the use of ePayPad. The Company would charge a fee for these transactions ranging from 0.3% to 1.3%.

ePayPad is one of several card swipe devices that the Company intends to utilize to deliver its pay safe now solution. The ePayPad is a small desktop hardware device resembling a credit card reader found at your local supermarket or bank. This unobtrusive box is equipped with a credit card reader and a ten key numeric keypad. The ePayPad allows the consumers to securely shop and pay bills on-line.

Recent Accounting Pronouncements.

On July 21, 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 ("SFAS No. 141"), "Business Combinations", and No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill; SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations after June 30, 2001. The provisions of SFAS No. 142 are effective beginning January 1, 2002. The Company has implemented the provisions of SFAS No. 141 and No. 142 and has concluded that the adoption does not have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset.
The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company has implemented the provisions of SFAS No. 143 and has concluded that the adoption does not have a material impact on the Company's financial statements.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities". The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No.
142, Goodwill and Other Intangible Assets.  In addition, this
Statement amends SFAS No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

2.  ACQUISITIONS AND ALLIANCE AGREEMENTS

In July 2002, the Company had an informal agreement with Game Base Nevada, Inc. ("Game Base") to enter an alliance agreement in August 2002. Game Base provided a $50,000 deposit to the Company before finalization of the agreement. The two parties never finalized the alliance agreement. The Company is entitled to retain the deposit from Game Base, which is classified as other income in the accompanying financial statements.

In September 2002, the Company entered into an acquisition agreement with Heroya Investments Limited ("Heroya"). Under the terms of the agreement, the Company agreed to purchase 100% of common stock of Rahaxi Processing Oy, a wholly owned subsidiary of Heroya, for a purchase price of $4,300,000. The purchase price is payable in 13 months beginning the closing date of the agreement. Ownership in Rahaxi increases proportionally with payments made through December 2003.

As of September 30, 2002, the Company made $50,000 as partial payment against the initial required payment.

For the quarter ended December 31, 2002, the Company made total payments of $158,000 of the required payments.

On December 16, 2002, the acquisition agreement was amended and was agreed by both parties. Under the amended terms, the Company issued 22,000,000 shares of its common stock in exchange for 53.3% of Rahaxi's common stock outstanding (equivalent of 16 shares of a total of 30 shares) no later than January 1, 2003. Beginning February 16, 2003, the Company will remit monthly cash payments totaling $2,150,000 through December 16, 2003. Ownership in Rahaxi will increase as cash payments are made. The purchase price will be based on the market price of the Company's common stock on the date of the issuance plus total payments made per the payment schedule. The accompanying financial statements did not include the operations of Rahaxi due to the fact that the 22,000,000 shares were issued subsequent to December 31, 2002. As of December 31, 2002, the Company had less than 5% of ownership in Rahaxi.

On February 16, 2003, the acquisition agreement was amended again and was agreed by both parties. Under the terms of the second amendment, the Company will issue 23,200,000 shares of its common stock (in additional to the 22,000,000 shares issued in January 2003) in exchange for additional 33.3% upon issuance of these shares. The remaining purchase price totaling $552,100 (instead of $2,150,000) will be paid in cash beginning March 2003 through December 2003.
through December 16, 2003.

3.  STOCKHOLDERS' EQUITY

Common Stock.

Issuance of Common Stock for Service.

During the quarter ended September 30, 2002, the Company issued
400,000 restricted shares and 2,735,000 S-8 shares of its common stock to various consultants and legal counsel for current and future services.

In July 2002, the Company cancelled 1,000,000 restricted shares issued to a former executive. The shares were originally issued to him for service performed. The Company claimed that he failed to perform the required service and therefore cancelled the shares. Expense of $98,000 was reversed in the quarter ended September 30, 2002.

In June 2002, the Company issued 9,500,000 shares in error, which were cancelled in July 2002.

During the quarter ended December 31, 2002, the Company issued
1,000,000 shares of restricted shares and 22,300,000 S-8 shares of its common stock to various consultants and legal counsel for current and future services.

Sale of Common Stock.

During the quarter ended September 30, 2002, the Company sold
2,750,000 shares of restricted common stock to outside investors with proceeds of $200,000. The Company received $150,000 during the quarter ended September 30, 2002 and expects to receive the remaining $50,000 in quarter ended March 31, 2003.

During the quarter ended December 31, 2002, the Company sold 3,000,000 shares of restricted common stock to outside investors with proceeds of $130,000. The Company received $62,000 during the quarter ended December 31, 2002 and expects to receive the remaining $68,000 in the quarter ended March 31, 2003.

Issuance of Common  Stock for Unpaid Salaries.

During the quarter ended December 31, 2002, the Company issued 7,000,000 shares of restricted common stock with a value of $343,000 to two officers/executives for unpaid past salaries and salaries for future period. As of December 31, 2002, $93,100 was included in deferred compensation.

Issuance of Common Stock for Directors Fees.

During the quarter ended December 31, 2002, the Company issued
16,000,000 shares of restricted common stock to three directors with a total valuation of $784,000.

Employee Options.

During the quarter ended December 31, 2002, the Company granted options covering 15,500,000 shares of common stock to three employees at an exercise price of $0.01 per share. The Company adopted the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company expensed $800,000 related to granted options during the quarter ended December 31, 2002. In November 2002, these three employees exercised these options. As of December 31, 2002, unpaid exercise price of $155,000 was included in stock subscription receivable.

Warrant to Consultant.

The Company granted a warrant covering 4,500,000 shares of commons stock to a consultant with a sale price of $0.02 per warrants. This warrant vested immediately on the grant date, December 11, 2002 and will expire on December 11, 2007, and has a strike price of $0.14 per share. The Company valued this warrant by using the Black-Scholes model to value this warrant under the following assumptions: (i) no expected dividends (ii) a risk-free interest rate of 3.99% (iii) expected volatility of 160% and (iv) an expected life of 2r years.
The entire warrant was still outstanding as of December 31, 2002. The fair value of this warrant was $267,796. The Company expensed $177,796 (net of $90,000 sales price) during the quarter ended December 31, 2002.

Other Issuance.

In November 2002, the Company issued 4,000,000 shares to an officer/executive to replace such shares he pledged to the Company as collateral to a convertible debt. The fair value of the shares on the date of the issuance was below the face value of the debt. The shares issued were valued according to the face value of the convertible debt.

Preferred Stock.

Issuance of Preferred Stock for Directors Fees.

In November 2002, the Company issued 2,500,000 shares of preferred stock, Series B to three directors as directors' fees. The Series B preferred stock is convertible into shares of common stock at a ratio of 12 to 1, with restriction. The holders of Series B preferred stock will be entitled 12 votes for each preferred shares held. The Company valued these issuance based on the quoted market price on the date of the issuance for its common stock. For the quarter ended December 31, 2002, the Company expensed $1,800,000 as directors' fees for such issuance.

Convertible Notes.

On June 27, 2002, the Company entered into a financing agreement with the following lenders for a total of $400,000 in convertible notes:
Papell Holdings, Ltd., Boat Basin Investors LLC, vFinance, Inc., David Stefansky, Marc Siegal and Richard Rosenblum. These notes are secured by 14,400,000 shares of common stock pledged by the Company's president. The Company received $60,000 of the proceeds in June 2002 and $150,000 in the quarter ended September 30, 2002. The Company expensed $2,262 during the year ended June 30, 2002. The remaining $190,000 represents financing cost. The Company prorated the financing cost of $54,280 as of June 30, 2002 based on the cash receipts in June 2002. The remaining $135,720 was recorded as prepaid financing cost in the quarter ended September 30, 2002. The prepaid financing cost is amortized over the term of the loan (approximately one year). The Company recorded $47,500 for the amortization of such cost for the quarter ended September 30, 2002, and fully amortized the remaining prepaid financing cost of $140,238 during the quarter ended December 31, 2002.

These notes payable are convertible into equity at the option of the note holders at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective rate over the life of the debt in accordance with EITF 00-27. The Company has an unamortized discount of $62,308 related to convertible notes payable of $270,000 as of June 30, 2002 and recorded a discount of $44,444 related to the $400,000 convertible debts. The Company recorded amortization of discounts of $31,880 on these convertible notes during the quarter ended September 30, 2002, and fully amortized the remaining discount of $74,872 during the quarter ended December 31, 2002.

In December 2002, the Company received an additional $237,000 less $37,000 financing fees from these same lenders.

In June 2002, this lender group exercised their rights against the 4,000,000 shares pledged by the president of the Company in full satisfaction of the $270,000 note payable. The note originally was set to mature in June 2003. The parties dispute the effect and effective date of such exercise. Such dispute had not been resolved as of December 31, 2002.

In December 2002, this lender group exercised their rights against the 14,400,000 shares pledged by the president of the Company in full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300. As of December 31, 2002, the Company considered the notes payable and related expenses totaling $679,869 with this lender group being paid off and has recorded a payable to the president for same amount in the accompanying balance sheet. The company intends to issue new stock to replace such pledged shares.

For the quarter ended December 31, 2002, prepaid financing cost and debt discounts related to this convertible debt was expensed during the quarter ended December 31, 2002.

The Company may litigate with this lender group regarding excessive financing cost, number of shares to be returned to the Company and certain terms of the debt agreements. Since the outcome cannot be reasonably estimated, such matters were not reflected in the financial statements for the period ended December 31, 2002.

4.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Through December 31, 2002, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether the Company will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses.

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

5.  LEGAL PROCEEDINGS

There are legal proceedings involving the Registrant. Please see "Legal Proceedings" under Item 1 of Part II hereafter for a complete description of these proceedings.

ITEM 2.  PLAN OF OPERATION.

Item 303 of Regulation S-B provides that small business issuers that have not had revenues from operations in each of the last two fiscal years, or the last fiscal year and any interim period in the current fiscal year for which financial statements are furnished in the disclosure document, shall provide the information regarding a plan of operation. The Registrant had revenue from operations for the period from May 25, 2001 (inception) to June 30, 2002 in the amount of $86,005. Although the Registrant did have revenue from operations in the six months ended December 31, 2002 in the amount of $8,700, the Registrant has chosen to set forth a plan of operation in this Form 10-QSB because of the size of this revenue.

Twelve-Month Plan of Operation.

(a)  General Discussion.

     The payments industry is rapidly transforming. The Registrant, after its acquisition of the assets ePayLatina S.A. and Rahaxi Processing Oy, is part of this transformation. It is believed that the Registrant is the first company to provide solutions and services that enable secure, real-time movement of financial transactions incorporating hardware and software to enable credit, debit and ATM with Pin transactions. While payment media such as credit cards have reached maturity, it is still the most frequently used method of online payment. The breathtaking growth in electronic commerce is forcing financial institutions and merchants to offer new secure payment forms to their customers. Internet payment gateways and the increased prospect of fraud from electronic payments are some of the issues that are creating challenges for financial institutions around the world.

     The Registrant's solution and services focus on these areas and enables financial institutions and merchants to formulate coherent strategies based on knowledge, insight and understanding of the transformations taking place in the payments industry. Charting a path through this arena requires a deep understanding of the market and the ability to forecast and predict future trends. The Registrant's acquisition of the assets of ePayLatina S.A., and the formation of its strategic alliances were instigated to help institutions and merchants position themselves to provide superior value added services, and differentiate themselves from competitors in a way that preserves the business line's profitability.

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

     The Registrant's sales forecast numbers have been derived from existing contracts currently in place and also after extensive research and consultations with one of the company's partners Banco Nacional de Credito, in fact these assumptions were the main factor in the bank placing the first order for in excess of 2000 units. The Registrant has successfully deployed this order, and is currently awaiting the arrival of its new USB reader to continue its deployment.

     During fiscal year 2003 to date, the Registrant has not received any new shipments of product due to the fact that it made the decision to enhance the product to USB port compared to the present PS2 port. The enhancement of the Registrant's product required extensive research and development, hence the deferral of shipments. This was an important decision for the Registrant to make especially as it had an adverse effect on revenues for the quarters ended September 30, 2002 and December 31, 2002. However, the Registrant believes that this decision will derive long term benefits and is an essential part of the current business plan to have a globally accepted product. The Registrant was initially expecting to receive the first shipments of the newly enhanced product by the end of June 2002, and then again by the end of September 2002. The delay is mainly due to the unforeseen lengthy certification process. The Registrant is now expecting delivery of its new USB units in early 2003 and then will recommence distribution of product to its clients.

     The Registrant has an agreement through Rahaxi with Settlement Services Limited, which provides for a strategic alliance between Rahaxi and Settlement Services, a company specializing in global high margin payment processing aggregation and advanced fraud screening services. The agreement terms outline the rapid deployment of Rahaxi's online operations over an 18-month period, leveraging Settlement Services' established client base and substantial high-margin turnover and is expected to yield a gross processing volume of $200 million per month to Rahaxi. The Registrant anticipates swift completion of preparations necessary to accommodate Settlement Services' volumes, including the implementation of the Registrant's Internet Payment Gateway - due for launch in early April 2003 - and acquiring bank contracts. The Registrant is also revising its earnings projections to reflect the full impact of this transaction; based on preliminary calculations, the company expects the Settlement Services' account alone to contribute substantially to the Registrant's bottom line when volumes stipulated by the agreement are flowing through the system.

     Currently, the Registrant's subsidiary Rahaxi provides processing services for over 1,300 merchants. Rahaxi supports a network serving over 5,000 point-of-sale devices that generate over one million transactions each month. The Registrant intends to rapidly leverage Rahaxi's 10-year track record, established customer base, growing revenue stream (currently averaging approximately US$80,000 to 100,000 per month), robust processing platform and historical ties to the point-of-sale industry to accelerate many of our immediate growth objectives.

     The Registrant has a contract with La Nacional de Envious, who will sell and distribute the Registrant's PaySafeNow solution to its existing and new client base throughout North and Latin America. The solution will enable clients to securely transfer money, locally or internationally via the Internet from the comfort of their own home, anytime during the day or night using their ATM, debit, credit or smart card. La Nacional plans to distribute and deploy the system to its branches and agencies throughout the U.S. The Registrant anticipates that it will not only receive revenue from the product sale but will also receive a transactional revenue fee from each transaction that takes place. The first units were deployed in New York in early 2002 at the "La Nacional Cybercafe," located at 566 West 207th Street in the Washington Heights district in New York City, an area that boasts the largest concentration of Dominican Republicans in the Northeast. The La Nacional Cybercafe features a bank of computer terminals that have been outfitted with the Registrant's PaySafeNow system. Using the PaySafeNow system's proprietary card reader, the "ePayPad," Cybercafe customers may enjoy virtual one-stop shopping directly from popular retail stores located in the Dominican Republic via the Internet. In addition, the ePayPad will permit customers to use their PIN-authenticated cards to securely and economically transfer money locally or to friends and relatives living in the Dominican Republic or elsewhere around the world. In accordance with its contractual agreement with La Nacional, the Registrant will receive a transactional revenue fee from each PaySafeNow transaction originated at the Cybercafe. La Nacional's first U.S.-based Cybercafe represents a significant opportunity for the Registrant to demonstrate its system's ease-of-use, global capabilities and technical functionality in the United States. However, it also represents an important and progressive business opportunity to stimulate the local economy and provide an entire community with cost-efficient access to the Internet. The Registrant is awaiting delivery of the new USB unit to continue implementation.

     The Registrant now has the first fifty merchants on the Enelpunto.net Payment Gateway live with the Registrant's PaySafeNow system. EnelPunto.net has established the Registrant's ETSS as the standard, approved e-commerce payment technology for EnelPunto's online merchants. Now that the first fifty merchants are fully operational, it will provide the platform for the Registrant to move forward with the integration of new merchants. The Registrant had initially expected to integrate a significant number of merchants by the middle or latter part of 2002. Due to the delay in obtaining the new USB units for distribution, this target date is now expected to be the latter part of 2003.

     The Registrant has entered into a strategic alliance with Fortech that will enhance brand awareness for FreeStar's products. The alliance will enable the Registrant to integrate its PaySafeNow system with Fortech's business software package so as to develop a total business solution for clients. Fortech will also market and distribute and act as a reseller of the Registrant's products. This strategic alliance will open up new markets for the company thus accelerating revenue growth.

     The Registrant has entered into a strategic alliance with Caribbean Postal Services that will implement and develop an aggressive sales and marketing program for FreeStar's products. CPS will market and distribute the Registrant's product to their existing and future clients through their own portal and extensive marketing campaigns. CPS will give added value to the Registrant's clients by way of their distribution networks not only in the Dominican Republic but also in the United States. CPS will deliver goods purchased by clients using the ePayPad from the United States directly to the Dominican Republic. The Registrant believes that the CPS distribution network will greatly enhance and accelerate sales growth for The Registrant.

     The Registrant has entered into a technical agreement with GS Telekom, which will further develop and enhance FreeStar's products. This agreement will enable the Registrant to enter into the rapidly expanding and highly profitable Wireless Application Protocol market. GTKOM and the Registrant will jointly develop and customize solutions for specific clients. This agreement is significant for the Registrant as it will gain the company entry into a potentially lucrative market. The agreement will also provide the Registrant with resources to develop the next generation of its products

     Empress Casinos has selected PaySafeNow to provide secure payment processing for its five, fully-licensed, land-based casinos and sixty sports bank operations, which are similar to United States off track betting and Las Vegas Style Sports books. Based in the Dominican Republic, Empress Casinos owns and operates one of the largest regulated, land-based resort casinos and sports banks, which include the Hotel Casino Hamaca, among others strategically located in popular tourist destinations throughout the Dominican Republic.
The PaySafeNow system that is to be initially deployed by Empress Casinos includes 72 ePayPad point of sale terminals, which will enable Empress Casinos to offer its customers a secure payment solution. The PaySafeNow system was chosen primarily because it offers seamless integration with Empress Casinos' existing infrastructure. The PaySafeNow system will also reduce costs by lowering the level of credit card charge backs while reducing the processing cost of each transaction.

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

     ePayLatina, S.A. has secured orders for 20 point-of-sale solutions that were unveiled at the Ciberferia de BanCredito technology fair sponsored by BanCredito in Santo Domingo. In addition, the Company is following up on over 1000 inquiries received from small business owners who attended the fair - all of whom have expressed an interest in deploying the PaySafeNow point-of-sale system on-site at their retail businesses. In association with BanCredito, ePayLatina is offering merchants the opportunity to select from three turnkey, point-of-sale operating systems, which range in price from US$699 to US$1,299. The response the Company received at BanCredito's technology fair from merchants seeking to outfit their businesses with a safe ATM and debit card point-of-sale system leads us to believe that our expectations for our PaySafeNow technology have not been overly optimistic. The Registrant will be exploring opportunities to introduce the packaged solution to merchants based in the United States.

     The Registrant on the January 27, 2003 announced the signing of a $7.5 million equity funding agreement with a category leading domestic investment fund. The Term Sheet, which was negotiated in December 2002 and executed by the parties on January 9, 2003, provides for the Registrant to place $7.5 million of the company's common stock with this investor over the next 24 months. The underlying Agreement is subject to effective registration with the Securities and Exchange Commission covering the resale of the shares, and will be filed shortly. Under the terms of the agreement, the Registrant has the right but not the obligation to draw under the commitment only upon the effectiveness of the registration statement.

(b)  Rahaxi Acquisition.

(1)  General Discussion.

     The Registrant has acquired a majority interest in privately-held Rahaxi Processing Oy, a leading Northern European online credit card processing enterprise headquartered in Helsinki, Finland. Rahaxi operates full, online connectivity to all Finnish banks, including Nordea, Sampo, Oko and the domestic bank credit card company, Luottokunta, and provides processing services for over 1,300 merchants. Currently, Rahaxi supports a network serving over 5,000 point-of-sale devices that generate over one million transactions each month.

     On September 10, 2002, the Registrant entered into an agreement with Heroya Investments Limited for the acquisition of Rahaxi Processing Oy. The terms of the acquisition, valued at $4,300,000, provide for the Registrant to make incremental cash payments to the seller over the course of 13 months, and to collateralize the full value of the acquisition in the form of an equivalent amount of common stock of the Registrant. In addition, the seller is entitled to receive 10% of the net profits generated by Rahaxi for the first four quarters immediately following the closing date.

     On December 16, 2002, the parties to that agreement executed an amendment to the acquisition agreement. Under this amendment, the purchase price of $4,300,000 is to be paid in restricted common stock of the Registrant, and cash, as follows:

     (a) The Registrant is to issue to Heroya 22,000,000 shares of common stock in consideration for 53.3% of Rahaxi's common stock outstanding (16 of 30 shares) no later than January 1, 2003.

     (b) The remainder of the purchase price is to be paid in cash, with payments due from February 16, 2003 to December 16, 2003.

The Registrant may pay the entire balance of the purchase price in full at any time.

     On January 16, 2003, the Registrant issued 22,000,000 shares of common stock in order to obtain a majority interest of Rahaxi.
Since the remainder of the purchase price is to be made in installments, the Registrant considers this transaction to be completed as of that date.

     On February 25, 2003, the parties to that agreement executed a second amendment. Under this second amendment, the cash purchase price is to be reduced from approximately 47% to approximately 13%. Thus, the Registrant's holding of Rahaxi shares increases from 16 to 26 (representing approximately 87% of the 30 shares issued and outstanding). Payment is to be made as follows:

     (a) The Registrant is to issue to Heroya 23,200,000 shares of common stock in consideration for an additional 33.3% of Rahaxi's common stock outstanding (additional 10 of 30 shares) no later than March 10, 2003.

     (b) The remainder of the cash purchase price totaling $552,100 is to be paid in cash, with payments due from March 10, 2003 to December 16, 2003. The Registrant may pay the entire balance of the purchase price in full at any time.

This strategic acquisition marks a major milestone in the Registrant's development and helps to cement the company's position in the international marketplace as a provider of leading PIN-authenticated payment
technology and proprietary processing solutions.   The Registrant
intends to rapidly leverage Rahaxi's 10-year track record, established customer base, growing volume stream (currently averaging approximately US$100,000 per month), robust processing platform and historical ties to the point-of-sale industry to accelerate many of our immediate growth objectives. Foremost, Rahaxi empowers the Registrant with an end-to-end financial processing capability that few can rival. And, securing an established processing base in what is arguably the European Union's most progressive telecommunications and electronic payments market clearly bodes well for the successful implementation of the Registrant's long term growth strategy.

     Established 10 years ago as a subsidiary of Telecom Finland (subsequently Sonera SmartTrust), Rahaxi Processing Oy is a Payment Service Provider located in Helsinki which routes credit and debit card transactions from merchants to relevant banks and card issuers for authorization and settlement. As the cornerstone of Sonera's bid to become a leading player in the Scandinavian payments market, approximately US$10 million have been invested in Rahaxi's hardware, software and brand name to date. Rahaxi's revenue base has been growing organically for the past few years with little or no market effort from Sonera SmartTrust.

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

(8)  Strategic Advantages.

     Rahaxi is currently under-utilized and has strong growth potential. The company's focus can readily be redirected from "card present" domestic processing to Pan-European eCommerce merchant processing. The following facts attest to Rahaxi's tremendous future growth potential:

     (a) Finland has one of the lowest Visa/MC interchange fee structures in Europe. In the case of "card not present" transactions, Finnish interchange is typically 0.5% less than many other European countries.

     (b) Rahaxi is not currently processing any "card not present" transactions associated with eCommerce, which is one of the fastest growing segments of the processing market.

     (c) Rahaxi's customer base consists of established, Blue Chip customers with low charge back/retrieval rates. This opens up the opportunity of accepting a percentage of high margin business, which generally incur higher charge back rates.

     (d) The introduction of the Euro has made it easier to transact across Europe and allows companies located in other member states to base their eCommerce businesses in Finland.

     (e) Rahaxi can offer additional services to clients that increase the margin per customer such as multi-currency accounts and Dynamic Currency Conversion. The Systek terminals used by Rahaxi are available in a GSM version using the GSM data channel. Deployment in other markets is technically simple as this channel works in all countries possessing GSM networks.

     (f) Being unwilling to update their systems to accommodate technologies such as the Internet, chip cards, 3Dsecure and interactive television, etc., banks are increasingly outsourcing their payment processing.

     (g) Finland has one of the most developed mobile networks in the world, and is therefore expected to be the first market to emerge with a viable mobile payments environment.

(9)  Opportunity.

     In order for Rahaxi to process increasing volumes of e-commerce traffic, the Registrant will seek to secure relationships with an additional two to three European "acquiring banks." The opportunity to acquiring banks, meaning banks certified to accept credit card transactions on behalf of merchants, is principally the very substantial volume of traffic available in the market. The key to a sustainable business model in a perceived high-risk environment is grounded in risk management and control. It is the early stage of a co-operation between Rahaxi and new acquiring banks that represent the period of highest risk as the merchant is still unknown to the bank and reserves are still in the process of being built up.

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

(d)  Promote Sales of Point of Sale Units for Brick and Mortar
Establishments.

     The versatility of FreeStar's products will enable them to be sold as point of sale units for traditional brick and mortar merchants. For example, by connecting a card reader to the merchant's PC, and downloading our PaySafeNow merchant software, the registered user can incorporate a secure device for online payment processing.

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

(f)  Continue to Enhance FreeStar PaySafeNow Solution.

     FreeStar's PaySafeNow system provides the end-user with a comprehensive solution for their secure online payment processing needs. The company will continuously seek to develop and identify new hardware and software to enhance and add to the PaySafeNow system. As the Registrant identifies appropriate technologies, it will add new products to the PaySafeNow System. These additions will be made either through internal development or through third party licenses.

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

     The Registrant incurred a net loss of $4,233,822 for the period from inception (May 25, 2001) to June 30, 2002, and a net loss of $5,665,579 for the six months ended December 31, 2002. At December 31, 2002, the Registrant had an accumulated deficit of $9,899,401. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant has previously negotiated a financing package with Papell Holdings, Ltd., a Turks & Caicos Islands company, and Boat Basin Investors LLC, a Nevis limited liability company, that is a total of: (a) $270,000 convertible debenture; (b) a total of $400,000 in convertible promissory notes from those companies and three individuals, plus vFinance, Inc. (a total of $210,000 of which has been received - the remainder of the $400,000 was paid by the Registrant for certain fees; and (c) $237,000 borrowed from these individuals and companies on December 23, 2002, for which the Registrant does not have any documentation ($200,000 net of fees and expenses). In addition, the Registrant recently signed an equity line of credit agreement with Cornell Capital Partners, LP to provide up to $7,500,000 in financing for the Registrant over a maximum period of 24 months. Under the terms of the agreement, the Registrant has the right but not the obligation to draw under the commitment only upon the effectiveness of a Form SB-2 registration statement.

     The Registrant defaulted in connection with the registration deadline in connection with the $270,000 convertible debenture. Consequently, in June 2002, the lenders then exercised their rights with respect to all of the 4,000,000 shares of restricted common stock that Paul Egan pledged as collateral for this loan. The Registrant is
contesting the date and effect of such exercise.   The lenders have
claimed in connection with financing set forth in (a) above, that the Registrant was required to pay the investors a 9% penalty on the amount borrowed as the registration statement was not filed within 60 days of registration requirement date. As of September 30, 2002, the Company recorded $24,300 related to this penalty.

     The Registrant also defaulted in connection with the registration deadlines required of the $400,000 convertible promissory notes. Consequently, in December 2002 the lender group exercised their rights with respect to all of the 14,400,000 shares of restricted common stock that Paul Egan pledged as collateral for these loans. The Registrant is contesting the date and effect of such exercise.

     There is no guarantee that these funding sources, or any others, will be available in the future, or that they will be available on favorable terms. In addition, this funding amount may not be adequate for the Registrant to fully implement its business plan. Thus, the ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of FreeStar's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet FreeStar's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

     There is a risk that some of the Registrant's products may infringe the proprietary rights of third parties. In addition, whether or not the Registrant's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the company, it may be required to modify its products or seek licenses for these intellectual property rights. The Registrant may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Registrant failure to do so could have a negative affect its business and adversely its revenues .

(d)  Product Errors Could Affect Impact Business of FreeStar.

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

(e)  Dependence on Outsourced Manufacturing May Affect Ability to
Bring Products to Market.

     The risks of association with outsourced manufacturers are related to aspects of these firms' operations, finances and suppliers. The Registrant may suffer losses if the outside manufacturer fails to perform its obligations to manufacture and ship the product manufactured. These manufacturers' financial affairs may also affect the Registrant's ability to obtain product from these firms in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. The Registrant intends to maintain a strong relationship with these manufacturers to ensure that any issues they may face are dealt with in a timely manner

(f)  No Assurance of Market Acceptance May Affect Ability to Sell
Products.

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

     The standards for card present e-commerce payment transactions that the Registrant support may not achieve broad market acceptance or market acceptance may be slower than the Registrant expected. Additionally, if a new standard emerges that is more accepted by the marketplace, the Registrant may not be successful in developing products that comply with that standard on a timely basis unable. To be successful, the Registrant will need to effectively respond on a timely basis to future changes in the ever expanding markets in which the Registrant sells its software products. The markets for FreeStar's e-payment software solutions for the physical world and, in particular, for payment card transactions over the Internet, are at early stages of development and are rapidly expanding .

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

(h)  Government Regulations May Affect the Ability of FreeStar to Operate.

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

(j) Control by Officers and Directors Over Affairs of FreeStar May Override Wishes of Other Stockholders.

     The Registrant officers and directors currently own common stock equal to approximately 39% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that affect the Registrant. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

     Therefore, the success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the company. Accordingly, no person should invest in the Registrant unless he is willing to entrust all aspects of the management of the company to the officers and directors.

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

(m) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by FreeStar.

     The Registrant's articles of incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors. The By-Laws of the Registrant also include provisions to the effect that the company may indemnify any director, officer, or employee. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(n)  Absence of Cash Dividends May Affect Investment Value of
FreeStar's Stock.

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

(o) No Cumulative Voting May Affect Ability of Some Shareholders to Influence Mangement of FreeStar.

     Holders of the shares of common stock of the Registrant are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the company's board of directors.

(p) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of FreeStar's Stock.

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

(q)  Failure to Maintain Market Makers May Affect Value of FreeStar's
Stock.

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

(r) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the 45,500,000 shares of common stock that are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to December 31, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     (a) On March 6, 2002 the Securities and Exchange Commission filed an action against Raece Richardson and David McKenzie, formerly the President and Vice President of Freedom Surf, Inc. (predecessor entity to the Registrant), for securities fraud, for falsifying Freedom Surf"s financial statements. In connection with that action against Raece Richardson and David McKenzie, the Commission also charged the Registrant, as successor corporation to Freedom Surf, with violations of Section 17(a) of the Securities Act of 1933, Sections 10(b), 12(g), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities
Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-11 and 13a-13 thereunder. The Registrant resolved the litigation without admitting or denying the allegations in the complaint by consenting to an entry of final judgments of permanent injunction from violating any of the foregoing sections of the Securities Act and the Exchange Act, and rules there under. The settlement represents neither evidence nor an admission of wrongdoing or liability of the Registrant. All the violations alleged predated current management's assumption of control. For additional information, shareholders are urged to review the Commission's Litigation Release No. 17397 and Accounting and Auditing Enforcement Release No. 1514, dated March 6, 2002 at the SEC's website www.sec.gov.

     On or about January 15, 2003, the Commission advised the Registrant that it was conducting an informal investigation into potential violations of the securities laws. As part of that informal investigation, the Registrant has voluntarily agreed to produce documents concerning certain items, including documents pertaining to vFinance Investments, vFinance, Inc., David Stefansky, Richard Rosenblum, Marc Siegel, Boat Basin Investors LLC, and Papell Holdings, Ltd., all of which have threatened litigation against the Registrant and have filed an involuntary bankruptcy petition against the company. The Registrant has agreed to cooperate fully with the Commission and is producing all documents called for on a voluntary basis.

     (b) On or about March 4, 2002, the Registrant and certain of its agents, Paul Egan, Ciaran Egan, First American Stock Transfer and Phillip Young, were named as a defendants in a suit brought by the Registrant's former interim chief executive officer and attorney, Dennis Johnston. That suit was filed in the United States District Court for the Central District of California, Dennis Johnston v. FreeStar Technologies, Paul Egan, Ciaran Egan, et al., Case No. SA02-
224. The complaint alleged fraud and deceit in the sale of securities in violation of Section 10(b) of the Exchange Act, fraud and deceit in the issuance of securities, negligent misrepresentation, and breach of contract. The complaint also seeks damages in an unspecified amount and involves the alleged failure of the Registrant to transfer
2,000,000 shares of its common stock to Mr. Johnston for legal services.

     In response to the complaint, the defendants filed a motion to dismiss pursuant to Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted. On or about May 17, 2002, Federal Judge Gary Taylor granted the defendant's motion to dismiss.

     On or about June 10, 2002, the defendants were served with a first amended complaint in the foregoing action. That action sought damages in an unspecified amount and involves claims for legal fees by Mr. Johnston, fraud and deceit in the sale of securities in violation of Rule 10b-5 of the Exchange Act, fraud and deceit in the issuance of securities, negligent misrepresentation, breach of contract, interference with economic relations, violations of California Business and Professions Code Section 17200, breach of implied covenant of good faith and fair dealings, invasion of privacy-false light, defamation, civil conspiracy, and conversion. On June 27, 2002, the case was assigned to Judge John F. Walter for all further proceedings.

     On July 1, 2002, the defendants filed a motion to dismiss the first amended complaint based on Rules 9(b), 12(b)(1) and 12(b)(6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted and failure of subject matter jurisdiction. On July 22, 2002, Mr. Johnston filed a motion to disqualify Corrigan & Morris LLP as counsel to the Registrant; the company opposed that motion.

     On August 6, 2002, the Hon. Judge Walker granted the Registrant's motion to dismiss each and all eleven claims for relief in the first amended complaint granting Mr. Johnston ten days leave to amend.
Judge Walker advised Mr. Johnston that he would not be granted any further opportunities to amend. On August 16, 2002 Mr. Johnston filed a second amended complaint against the Registrant, Paul Egan, Ciaran Egan, First American Stock Transfer, Inc. and Phillip Young alleging breach of contract, writ of mandate, injunctive relief and an unspecified amount of damages.

     On August 27, 2002, Judge Walker denied Mr. Johnston's motion to disqualify Corrigan & Morris LLP. In addition on that date, the Registrant filed a third motion to dismiss all allegations pursuant to Rules 9(b), 12(b)(1) and 12(b)(6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted. On September 10, 2002, Mr. Johnston dismissed, without prejudice, the federal action in its entirety against the Registrant, Paul Egan, Ciaran Egan, First American Stock Transfer and Phillip Young.

     On or about September 13, 2002 the Registrant and ePayLatina, S.A. initiated an action in the Superior Court for the State of California against Mr. Johnston, Freestar Technologies v. Dennis Johnston, Case No. BC 281514. This action seeks unspecified damages resulting from alleged legal malpractice, breach of fiduciary duty, deceit, and declaratory relief. Mr. Johnston demurred to the complaint. On January 30, 2003, Judge Judith Chirlin rejected Mr. Johnston's demurrer and ordered Mr. Johnston to answer the complaint as it stands.

     Mr. Johnston answered the complaint on February 19, 2003 with a general denial. Mr. Johnston also filed a cross-complaint on February 19, 2003 in the Superior Court for the State of California: Dennis Johnston v. ePayLatina, Freestar Technologies, Paul Egan, Ciaran Egan, et al., Case No. BC 260420. This action also names certain other individuals, including the Registrant's attorneys and its transfer agent. Mr. Johnston seeks damages in excess of $1 million dollars for, among other things, breach of contract, fraud and negligence. Notably, many of the allegations in the Johnston cross-complaint appear similar to those previously dismissed twice in the federal court proceeding noted above. The company asserts that Mr. Johnston's cross-complaint lacks merit and it intends to vigorously defend against the cross-complaint. The company intends to vigorously prosecute its action against Mr. Johnston on the merits.

     (c) On January 9, 2003, the Registrant was named in an involuntary petition under Chapter 7 of the U.S. Bankruptcy Code filed by vFinance, Inc., David Stefansky, Richard Rosenblum, Marc Siegel, Boat Basin Investors LLC, and Papell Holdings, Ltd. in the U.S. Bankruptcy Court for the Southern District of New York, Petition No. 03-10096 (ALG). In their petition, the petitioners alleged that the Registrant is generally not paying its debts as they become due, and that the total amount of their claims is $637,000. The Registrant filed a motion to dismiss that petition, which was granted on March 4, 2003. The Registrant intends to seek compensatory and punitive damages.

     (d) On or about January 29, 2003, the petitioners in the bankruptcy action sought an affirmative preliminary injunction against Paul Egan and First American Stock Transfer seeking the removal of restrictive legends placed on certain unregistered shares of FreeStar common stock purportedly owned by Plaintiffs by an action in the U.S. District Court for the Southern District of New York, Boat Basin Investors, LLC, Papell Holdings, Ltd., Marc Siegel, David Stefansky, Richard Rosenblum v. First American Stock Transfer, Inc., Paul Egan, Phillip Young, and Margaux Investments Group, S.A., Case No. 03-0493 (RWS). The Registrant, as an indepensable party, opposed the motion for affirmative injunctive action on the grounds that removal of the legends would constitute a violation of the registration provisions of federal securities laws. District Court Judge Sweet issued an opinion dated February 7, 2003 denying the Plaintiffs motion for a preliminary injunction. Further, that action is stayed pending resolution of the bankruptcy case, or relief from the automatic stay. This matter involves a complex set of facts that the Registrant anticipates will be aggressively disputed.

     All of the foregoing orders set forth in (c) and (d) above are, of course, subject to appeals or other attacks.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant sold the following securities without registration (restricted) during the three months ended December 31, 2002:

     (a) On November 12, 2002, the Registrant sold 1,000,000 shares of common stock to one accredited investor for $30,000 ($0.03 per share). On this date the closing trading price of the stock was $0.06.

     (b) On November 22, 2002 and November 25, 2002, the Registrant issued shares of common stock for directors fees, as a guarantee of accrued salaries, and (in the case of Paul Egan) to replace shares pledged as collateral as follows: (a) Paul Egan: 18,000,000; (b) Ciaran Egan: 8,000,000 shares; and (c) Fionn Stakelum: 1,000,000 shares. On this date, the Registrant also issued shares of Series B preferred stock (currently convertible into shares of common stock in the Registrant at the ratio of 12 to 1 with no restrictions) as follows: (a) Paul Egan: 1,000,000 shares; (b) Ciaran Egan: 1,000,000 shares; and (c) Fionn Stakelum: 500,000 shares. Finally, on this date the Registrant granted options under its Stock Incentive Plan as follows: (a) Paul Egan: an option for 10,000,000 shares; (b) Ciaran
Egan: an option for 5,000,000 shares; and (c) Fionn Stakelum: an option for 500,000 shares. These options were immediately exercised at $0.01 per share.

     (c) On December 13, 2002, the Registrant sold a total of 2,000,000 shares of common stock to two accredited investors for $100,000 ($0.05 per share). On this date the closing trading price of the stock was $0.09. Also on this date, the Registrant sold a warrant covering 4,500,000 shares of common stock to one accredited investor, exercisable at $0.14 per share. The Registrant received $90,000 cash related to this sale during the quarter ended December 31, 2002.

     (d) On December 18, 2002, the Registrant issued 2,000,000 shares of common stock to one consultant for services to be rendered by that person to the company under a consulting agreement.

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

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Act in compliance with Rule 502(d)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

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

Reports on Form 8-K.

     The Registrant filed the following reports on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB:

     (a) An amended Form 8-K was filed on October 22, 2002 to include as an exhibit the letter from the former accountant for the Registrant, Ludlow & Harrison, indicating that firm's agreement with the statements made by the Registrant in the Form 8-K filed on October 24, 2001 to report the change in accountant for the Registrant as of October 18, 2001.

     (b) An amended Form 8-K filed on December 3, 2002 to report that the Registrant was not in compliance with certain terms of the Acquisition Agreement between the Registrant and Heroya Investments Limited for the acquisition of Rahaxi Processing Oy, dated September 10, 2002.

     (c) An amended Form 8-K was filed on December 24, 2002 to report that the Acquisition Agreement between the Registrant and Heroya Investments Limited for the acquisition of Rahaxi Processing Oy, dated September 10, 2002, was amended by a document signed by the parties, dated December 16, 2002.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FreeStar Technology Corporation



Dated: March 11, 2003              By: /s/ Paul Egan
                                   Paul Egan, President


Dated: March 11, 2003              By: /s/ Ciaran Egan
                                   Ciaran Egan, Chief Financial Officer

                               CERTIFICATIONS

I, Paul Egan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FreeStar Technology Corporation;

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

Dated: March 11, 2003                   /s/ Paul Egan
                                        Paul Egan, President

I, Ciaran Egan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FreeStar Technology Corporation;

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

Dated: March 11, 2003               /s/ Ciaran Egan
                                    Ciaran Egan, Chief Financial Officer

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

2.6 Amendment 1 to Acquisition Agreement between the Registrant and Heroya Investments Limited, dated December 16, 2002
       (incorporated by reference to Exhibit 2.2 of the Form 8-K/A filed on December 24, 2002).

2.3 Amendment 2 to Acquisition Agreement between the Registrant and Heroya Investments Limited, dated February 25, 2003
       (incorporated by reference to Exhibit 2.3 of the Form 8-K/A filed on February 26, 2003).

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

3.4 Certificate of Amendment to Articles of Incorporation, dated December 15, 2002 (see below).

3.5 Certificate of Amendment to Articles of Incorporation, dated February 24, 2003 (see below).

3.6 Bylaws, dated November 17, 1999 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 3, 2000)

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

4.3 Certificate of Powers, Designations, Preferences and Rights of Series A Preferred Stock of the Registrant Technologies, dated August 10, 2001 (incorporated by reference to Exhibit 4 of the Form 8-K filed on August 14, 2001).

4.4 Non-Employee Directors and Consultants Retainer Stock Plan, dated October 25, 2001 (incorporated by reference to Exhibit
       4.1 of the Form S-8 filed on November 9, 2001).

4.5    Employee Stock Incentive Plan, dated October 25, 2001
       (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on November 9, 2001).

4.6 Form of Financing Agreement between the Registrant, and Papell Holdings, Ltd. and Boat Basin Investors LLC, dated March 25, 2002 (including the following exhibits: Exhibit A:
       Form of Convertible Note; Exhibit B: Form of Warrant; Exhibit C: Registration Rights Agreement; Exhibit D: Stock Pledge Agreement; Exhibit E: Form of Opinion of Counsel; and Exhibit F: Unconditional Guarantee (the following exhibits have been omitted: Schedule 4(c): Compliance with Laws; Schedule 4(d): Litigation; Schedule 4(h):
       Capitalization; and Schedule 7(j): Consolidations) (incorporated by reference to Exhibit 4.6 of the Form 10-KSB filed on November 13, 2002).

4.7 Loan Agreement between the Registrant, and David Stefansky, Marc Siegal and Richard Rosenblum, dated June 12, 2002
       (including the following exhibits: Exhibit A: Form of Promissory Note; and Exhibit C: Unconditional Guarantee) (the following exhibits have been omitted: Exhibit B: Term Sheet; and Exhibit D: Corporate Resolution) (incorporated by reference to Exhibit 4.7 of the Form 10-KSB filed on November 13, 2002).

4.8 Form of Financing Agreement between the Registrant, and Papell Holdings, Ltd., Boat Basin Investors LLC, vFinance, Inc., David Stefansky, Marc Siegal and Richard Rosenblum dated June 27, 2002 (except for Papell Holdings, which is dated September 9, 2002) (including the following exhibits:
       Exhibit A: Form of Convertible Note; Exhibit B: Registration Rights Agreement; Exhibit C: Unconditional Guarantee; Exhibit D: Form of Stock Pledge Agreement; and Exhibit E:
       Form of Opinion of Counsel) (the following exhibits have been omitted: Schedule 4(c): Compliance with Laws; Schedule 4(d): Litigation; Schedule 4(h): Capitalization; and
       Schedule 7(j): Consolidations) (incorporated by reference to
       Exhibit 4.8 of the Form 10-KSB filed on November 13, 2002).

4.9 Supplementary Agreement between the Registrant and vFinance Investments, Inc., Boat Basin Investors LLC. Marc Siegel, David Stefansky, and Richard Rosenblum, dated June 27, 2002 (incorporated by reference to Exhibit 4.9 of the Form 10-KSB filed on November 13, 2002).

4.10 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated November 15, 2002 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on December 11, 2002).

4.11   Amended and Restated Stock Incentive Plan, dated November
       15, 2002 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on December 11, 2002).

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