Form 10QSB
period 2003-03-31
FREESTAR TECHNOLOGY CORP
filed 2003-05-20
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     As of March 31, 2003, the Registrant had 152,500,306 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X .

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

      ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED BALANCE SHEET AS OF
               MARCH 31, 2003                                             3

               CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE NINE AND THREE MONTHS ENDED
               MARCH 31, 2003 AND MARCH 31, 2002                          5

               CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED
               MARCH 31, 2003 AND MARCH 31, 2002                          6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 8

     ITEM 2.  PLAN OF OPERATION                                          17

     ITEM 3.  CONTROLS AND PROCEDURES                                    35

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          36

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  40

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            41

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                        41

     ITEM 5.  OTHER INFORMATION                                          41

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           42

SIGNATURES                                                               43

CERTIFICATIONS                                                           43

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                         FREESTAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  MARCH 31, 2003
                                    (Unaudited)

                                       ASSETS
Current assets:
Cash and cash equivalents                                          $   268,615
Accounts receivable, net of allowance for
doubtful account of $49,380, including $49,380
due from related party                                                  54,979
Credit and deposits for future purchases of inventories                245,000
Prepaid salaries to officers                                           179,600
Other current assets                                                   109,803
Total current assets                                                   857,997
Property, plant and equipment, net of accumulated
  depreciation and amortization                                         60,533
Software, net of accumulated amortization                              178,097
Credit for future purchases of inventories                             675,000
Goodwill                                                             4,263,725
Other assets                                                           115,386

                                                                     6,150,738

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                  628,933
Bank overdraft                                                           1,396
Line of credit                                                           8,553
Payable to Heroya Investments Limited related to
purchase of Rahaxi Processing Oy                                       517,100
Due to related party for converted pledged collateral                  679,869
Due to related party for advances                                      430,864
Total current liabilities                                            2,266,715

Stockholders' Equity:
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares  authorized; 1,000,000 shares issued
and outstanding                                                          1,000
Convertible preferred stock, series B, $0.001 par value,
4,000,000 shares  authorized; 2,500,000 shares issued
and outstanding                                                          2,500
Additional paid-in capital - preferred stock                         2,229,558
Common stock, $0.001 par value, 500,000,000 shares
authorized; 152,500,306 issued and outstanding                         151,510
Additional paid-in capital - common stock                           15,958,452
Subscription receivable                                               (255,000)
Deferred compensation                                               (1,345,264)
Accumulated deficit                                                (12,912,949)
Accumulated other comprehensive loss                                    54,216
Total stockholders' equity                                           3,884,023
                                                                     6,150,738

                     See Accompanying Notes to Financial Statements

                           FREESTAR TECHNOLOGY CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                         Nine Months      Nine Months      Three Months     Three Months
                                           Ended            Ended            Ended             Ended
                                          March 31         March 31         March 31          March 31
                                            2003            2002             2003              2002
Revenue                                   $    321,331    $       86,005    $    312,631    $       -
Cost of revenue                                211,451            59,046         210,649            -
Gross profit                                   109,880            26,959         101,982            -

Operating expenses:
Selling, general and administrative          8,404,109         2,577,389       3,109,838      318,499
Research and development                        44,000                 -               -            -
                                            (8,338,229)       (2,550,430)     (3,007,856)    (318,499)
Other income/(expenses)                         39,048            32,946          (3,608)      25,625
Interest expense                              (379,946)                -          (2,084)           -
Loss before income taxes                    (8,679,127)       (2,517,484)     (3,013,548)    (292,874)
Income taxes                                         -                 -               -            -
Net Loss                                    (8,679,127)       (2,517,484)     (3,013,548)    (292,874)
Other - Comprehensive income (loss)            106,792           (82,322)        (19,935)      (4,474)
Comprehensive loss                          (8,572,335)       (2,599,806)     (3,033,483)    (297,348)
Loss per share - basic and diluted               (0.10)            (0.08)          (0.02)       (0.01)
Weighted average shares outstanding
- basic and diluted                         86,551,600        30,557,873     139,012,411   43,584,998

                     See Accompanying Notes to Financial Statements


                                     FREESTAR TECHNOLOGY CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                               Nine Months        Nine Months
                                                 Ended               Ended
                                                March 31           March 31
                                                  2003                2002

Cash flows provided by (used for)
operating activities:
Net loss                                     $  (8,679,127)       $ 2,517,484)
Adjustments to reconcile net income to
net cash provided by (used for) operating
activities:
Depreciation and amortization                      151,967              9,122
Non-cash compensation                            7,396,909          2,217,919
Amortization of financing cost on
Convertible notes payable                          224,738                  -
Amortization of discount for
beneficial conversion
features on convertible notes
payable                                            106,752                  -

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable                                (14,834)          (138,835)
Merchandise credits - current                       44,000                  -
Prepaid salaries - officers                       (179,600)
Other current assets                               (76,992)
Other assets                                         2,143            (46,682)
Increase (decrease) in liabilities
Accounts payable and accrued expenses              (30,419)            47,221
Due to shareholders                                 11,720                  -
Accrued salaries - related parties                  52,400                  -
Total adjustments                                7,688,784          2,088,745
Net cash used by operating activities             (990,343)          (428,739)

Cash flows provided by (used for)
investing activities:
Purchase of fixed assets                            (7,278)          (148,529)
Investment in Rahaxi                                74,457                  -
Net cash used by investing activities               67,179           (148,529)

Cash flows provided by (used for)
financing activities:
Principal proceeds from line of credit agreement    (1,810)            22,026
Repayment on overdraft                              (8,207)                 -
Proceeds from issuance of notes payable            350,000                  -
Sale of common stock                               230,000                  -
Sale of warrants                                    90,000                  -
Exercise of stock options                          410,000                   -
Contributions from stockholder                           -             481,377
Advances (repayments) from related party            16,559              61,462
Net cash provided by financing activities        1,086,542             564,865
Effect of Exchange Rate changes on Cash            102,796              12,690

Net increase (decrease) in cash and cash
equivalents                                        266,174                 287

Cash and cash equivalents, beginning of period       2,441                   -

Cash and cash equivalents, end of period           268,615                 287

Supplemental disclosure of cash flow
information:
    Interest paid                                   31,386                   -
    Income tax paid                                      -                   -
    Shares and warrants issued for services      7,396,909           2,217,919
    Prepaid financing cost as increase
of convertible notes payable                       135,720                   -
    Discount for beneficial conversion
features on convertible notes payable              106,752                   -
    Loan payable to a stockholder related
to a deposit transferred to the Company                  -             900,000
    Issuance of 4 million shares of
common stock to replace shares a
shareholder contributed for a debt conversion      270,000                   -
    Issuance of 7 million shares of
common stock for unpaid accrued
salaries to officers and salaries                  343,000                   -
    Debt to related party incurred in
relation to convertible notes payable
and related accrued expenses paid off
by shares owned by president of the Company        679,869                   -
    Issuance of 22,000,000 shares to
acquire 53.3% interest of Rahaxi                 1,540,000                   -
    Accrual of 23,200,000 shares granted
to acquire 33.3% interest of Rahaxi
recorded as additional paid in capital           1,948,800                   -
    Payable to Heroya related to
purchase of Rahaxi for 13.4% of Rahaxi             552,100                   -

                      See Accompanying Notes to Financial Statements

                               FREESTAR TECHNOLOGY CORPORATON
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                          (Unaudited)

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2002. In the opinion of management, these condensed financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of FreeStar Technology Corporation as of March 31, 2003, and the results of operations for the three-month and nine-month periods ended March 31, 2003 and 2002, and cash flows for the nine-month periods ended March 31, 2003 and 2002. The results of operations for the three-month and nine-month periods ended March 31, 2003 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

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

The Company intends to have four main revenue sources: (1) sales of its PaySafe devices "ePayPad"; (2) processing fees related to the transactions through the use of ePayPad (the Company intends to charge a fee for these transactions ranging from 0.3% to 1.3%); (3) revenue from the Company's transaction fees stemming from its Internet Payment Gateway; and (4) revenue stemming from Rahaxi Processing Oy which, derives income from the transaction fees it recieves from processing online point of sale terminal transactions.

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

Through the purchase of Rahaxi Processing Oy in January 2003, a
Northern European online credit card processing company based in Helsinki, Finland, the Company expand its market to the European market.

Recent Accounting Pronouncements.

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities". The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company's financial position or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of
Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations", and SFAS No.
142, "Goodwill and Other Intangible Assets".  In addition, this
Statement amends SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets", to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.
The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

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

In September 2002, the Company entered into an acquisition agreement with Heroya Investments Limited ("Heroya"). Under the terms of the agreement, the Company agreed to purchase 100% of common stock of Rahaxi Processing Oy, a wholly owned subsidiary of Heroya, for a purchase price of $4,300,000, which was subsequently adjusted to approximately $4 million based on the fair value of the Company's stock issued and cash payments to be made to complete he acquisition. The purchase price is payable in 13 months beginning the closing date of the agreement. Ownership in Rahaxi increases proportionally with payments made through December 2003.

On December 16, 2002, the acquisition agreement was amended and was agreed by both parties. Under the amended terms, the Company issued 22,000,000 shares of its common stock in exchange for 53.3% of Rahaxi's common stock outstanding (equivalent of 16 shares of a total of 30 shares) no later than January 1, 2003. Beginning February 16, 2003, the Company will remit monthly cash payments totaling $2,150,000 through December 16, 2003. Ownership in Rahaxi will increase as cash payments are made. The purchase price will be based on the market price of the Company's common stock on the date of the issuance plus total payments made per the payment schedule. The accompanying financial statements did not include the operations of Rahaxi due to the fact that the 22,000,000 shares were issued subsequent to December 31, 2002. As of December 31, 2002, the Company had less than 5% of ownership in Rahaxi. The Company issued 22,000,000 shares of its common stock to Heroya in on January 16, 2003 which was considered the effective date of this acquisition date.

On February 16, 2003, the acquisition agreement was amended again and was agreed by both parties. Under the terms of the second amendment, the Company will issue 23,200,000 shares of its common stock (in additional to the 22,000,000 shares issued in January 2003) in exchange for additional 33.3% upon issuance of these shares. The remaining purchase price totaling $552,100 will be paid in cash beginning March 10, 2003 through December 16, 2003.

Pursuant to the terms of the Agreement, the actual purchase price was based on the fair value of the Company's stock on the dates of the grant plus cash to be paid in the future periods.
The operating results of Rahaxi beginning January 16, 2003 are included in the accompanying consolidated statements of operations

The total purchase price was valued at approximately $4 million and is summarized as follows:

Fair market value of FreeStar's stock                               $3,488,800
Cash paid and payable to Heroya,
  less cash received from acquisition                                  442,643
Purchase Price                                                      $3,931,443

The purchase price was allocated as follows:

Accounts receivable                                                 $   37,675
Other current assets                                                    32,811
Property and equipment                                                  51,623
Other non-current assets                                               110,882
Accounts payable and accrued expenses                                 (565,273)
Goodwill                                                             4,263,725
Purchase price, net of cash of $259,457 received                    $3,931,443

The allocation of the purchase price is preliminary and is subject to revision, which is not expected to be material, based on the final valuation of the net assets acquired. Acquisition related cost was expensed as incurred.

The following unaudited pro forma financial information presents the consolidated operations of the Company as if the acquisition had occurred as of the beginning of the periods presented. This information is provided for illustrative purposes only, and is not necessarily indicative of the operating results that would have occurred had the Acquisition been consummated at the beginnings of the periods presented, nor is it necessarily indicative of any future operating results.

                                            9 Months Ended       9 Months Ended
                                            March 31, 2003       March 31, 2002

Net revenue, as reported                    $    321,331         $      86,005
Net revenue, proforma                          1,072,639               239,600
Loss from operations, as reported             (8,679,127)           (2,517,484)
Loss from operations, proforma                (8,914,015)           (2,381,592)
Loss per share, as reported                        (0.10)                (0.08)
Loss per share, proforma                           (0.07)                (0.03)

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

During the quarter ended March 31, 2003, the Company issued 1,771,868 restricted shares and 6,238,646 S-8 shares of its common stock to various consultants and legal counsel for current and future services. In addition, the Company issued 22,000,000 restricted shares in relation to acquiring controlling interest of Rahaxi during the quarter ended March 31, 2003.

Sale of Common Stock.

During the quarter ended September 30, 2002, the Company sold
2,750,000 shares of restricted common stock to outside investors with proceeds of $200,000. The Company received $150,000 during the quarter ended September 30, 2002 and expects to receive the remaining $50,000 in quarter ended March 31, 2003.

During the quarter ended December 31, 2002, the Company sold 3,000,000 shares of restricted common stock to outside investors with proceeds of $130,000. The Company received $62,000 during the quarter ended December 31, 2002 and $18,000 during the quarter ended March 31, 2003, and expects to receive the remaining $50,000 in the quarter ended June 30, 2003.

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

Employee Options.

During the quarter ended December 31, 2002, the Company granted options covering 15,500,000 shares of common stock to three employees at an exercise price of $0.01 per share. The Company adopted the intrinsic-value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Company expensed $800,000 related to granted options during the quarter ended December 31, 2002. In November 2002, these three employees exercised these options. As of March 31, 2003, unpaid exercise price of $155,000 was included in stock subscription receivable.

Proforma Information under the FASB issued Statement No. 148,
"Accounting for Stock-Based Compensation-Transition and Disclosure".

Pro forma information regarding the effect on operations is required by SFAS No. 123 and SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

     Expected life                               1/12 Years
     Risk-free interest ra  te                        4.05%
     Dividend yield                                       -
     Volatility                                        163%

This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information for the nine months and three months ended March 31, 2003 is as follows:

                                                   9 Months       3 Months
                                                    Ended          Ended
                                                   March 31      March 31
                                                     2003          2003

Net loss, as reported                            $ (8,679,127)  $ (3,013,548)
Compensation recognized under APB No. 25              800,000              -
Compensation recognized under SFAS No. 123           (800,537)             -

Proforma net loss                                  (8,678,590)    (3,013,548)
Proforma loss per share                                (0.10 )        (0.02 )

The Company did not grant any employee options during the year ended June 30, 2002; therefore, proforma information is not provided

Warrants and Stock Options to Consultants.

In December 2002, the Company granted a warrant covering 4,500,000 shares of commons stock to a consultant with a sale price of $0.02 per warrants. This warrant vested immediately on the grant date, December 11, 2002 and will expire on December 11, 2007, and has a strike price of $0.14 per share. The Company valued this warrant by using the Black-Scholes model to value this warrant under the following assumptions: (i) no expected dividends (ii) a risk-free interest rate of 3.99% (iii) expected volatility of 160% and (iv) an expected life of 2 years. The fair value of this warrant was $267,796. The Company expensed $177,796 (net of $90,000 sales price) during the quarter ended December 31, 2002. The entire warrant was still outstanding as of March 31, 2003.

In February and March 2003, the Company granted 17,000,000 options to purchase its common stock to various consultants. These options vested immediately on the grant date and have a strike price of ranging between $0.07 and $0.10 per share. The Company valued these options by using the Black-Scholes model under the following assumptions: (i) no expected dividends (ii) a risk-free interest rate ranging between 3.59% to 4.09% (iii) expected volatility ranging between 126% to 165% and (iv) an expected life of 1/2 year. The fair value of these options was $1,498,517, which was expensed in the quarter ended March 31, 2003. During the quarter ended March 31, 2003, 5,388,235 options were exercised with proceeds of $410,000.

Other Issuance and Cancellation.

In November 2002, the Company issued 4,000,000 shares to an officer/executive to replace such shares he pledged to the Company as collateral to a convertible debt. The fair value of the shares on the date of the issuance was below the face value of the debt. The shares issued were valued according to the face value of the convertible debt.

During the quarter ended March 31, 2003, the Company cancelled 400,000 shares of its common stock that was originally issued to a consultant in the 1st quarter. Expense of $19,600 was reversed in the quarter ended March 31, 2003.

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

Convertible Notes.

On June 27, 2002, the Company entered into a financing agreement with the following lenders for a total of $400,000 in convertible notes:

Papell Holdings, Ltd., Boat Basin Investors LLC, vFinance, Inc., David Stefansky, Marc Siegal and Richard Rosenblum. These notes were secured by 14,400,000 shares of common stock pledged by the Company's president. The Company received $60,000 of the proceeds in June 2002 and $150,000 in the quarter ended September 30, 2002. The Company expensed $2,262 during the year ended June 30, 2002. The remaining $190,000 represents financing cost. The Company prorated the financing cost of $54,280 as of June 30, 2002 based on the cash receipts in June 2002. The remaining $135,720 was recorded as prepaid financing cost in the quarter ended September 30, 2002. The prepaid financing cost is amortized over the term of the loan (approximately one year). The Company recorded $47,500 for the amortization of such cost for the quarter ended September 30, 2002, and fully amortized the remaining prepaid financing cost of $140,238 during the quarter ended December 31, 2002.

These notes payable were convertible into equity at the option of the note holders at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective rate over the life of the debt in accordance with EITF 00-27. The Company has an unamortized discount of $62,308 related to convertible notes payable of $270,000 as of June 30, 2002 and recorded a discount of $44,444 related to the $400,000 convertible debts. The Company recorded amortization of discounts of $31,880 on these convertible notes during the quarter ended September 30, 2002, and fully amortized the remaining discount of $74,872 during the quarter ended December 31, 2002.

In December 2002, the Company received an additional $237,000 less $37,000 financing fees from these same lenders.

In June 2002, this lender group exercised their rights against the 4,000,000 shares pledged by the president of the Company in full satisfaction of the $270,000 note payable. The note originally was set to mature in June 2003. The parties dispute the effect and effective date of such exercise. Such dispute had not been resolved as of March 31, 2003 and the litigation is ongoing.

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

Prepaid financing cost and debt discounts related to this convertible debt were expensed during the quarter ended December 31, 2002.

The Company is litigating with this lender group regarding excessive financing cost, number of shares to be returned to the Company and certain terms of the debt agreements. Since the outcome cannot be reasonably estimated, such matters were not reflected in the financial statements for the period ended March 31, 2003.

4.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Through March 31, 2003, the Company has not been able to generate significant revenues from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether the Company will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses.

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

ITEM 2.  PLAN OF OPERATION.

     Item 303 of Regulation S-B provides that small business issuers that have not had revenues from operations in each of the last two fiscal years, or the last fiscal year and any interim period in the current fiscal year for which financial statements are furnished in the disclosure document, shall provide the information regarding a plan of operation. The Registrant had revenue from operations for the period from May 25, 2001 (inception) to June 30, 2002 in the amount of $86,005. Although the Registrant did have revenue from operations in the nine months ended March 31, 2003 in the amount of $321,331, the Registrant has chosen to set forth a plan of operation in this Form 10-QSB because of the size of these revenue figures and the fact that all the current fiscal year's revenue, except for $8,700, has come in the three months ended March 31, 2003.

Twelve-Month Plan of Operation.

(a)  General Discussion.

      The payments industry is rapidly transforming. The Registrant, after its acquisition of the assets ePayLatina S.A. and Rahaxi Processing Oy, believes it is a part of this transformation. It is management's opinion that the Registrant is the first company to provide solutions and services that enable secure, real-time movement of financial transactions incorporating hardware and software to enable credit, debit and ATM with Pin transactions. While payment media such as credit cards have reached maturity, it is still the most frequently used method of online payment. The growth in electronic commerce is forcing financial institutions and merchants to offer new secure payment forms to their customers. Internet payment gateways and the increased prospect of fraud from electronic payments are some of the issues that are creating challenges for financial institutions around the world.

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

     The PaySafeNow system is comprised of a card reader and ETSS software which allows the consumer to process transaction securely over the Internet. The ETSS system, marketed worldwide as PaySafeNow, integrates a consumer-side card-swipe terminal (ePayPad) with a back-end host-processing center. It encrypts sensitive financial data at the consumer's personal computer, using powerful DES encryption and algorithms. The PaySafeNow system enables small to medium-sized businesses and merchants to process credit card, debit card and ATM transactions. 85% of small businesses and merchants in Latin American and Eastern European countries do not offer credit card transactions due to the high cost involved with alternative systems.

     The Company intends to have four main revenue sources: (1) sales of its PaySafe devices "ePayPad"; (2) processing fees related to the transactions through the use of ePayPad (the Company intends to charge a fee for these transactions ranging from 0.3% to 1.3%); (3) revenue from the Company's transaction fees stemming from its Internet Payment Gateway (estimated to be about 3.5%); and (4) revenue stemming from Rahaxi Processing Oy which, derives income from the transaction fees it receives from processing online point of sale terminal transactions.

     The Internet is transforming the way merchants conduct business. Today, businesses use the Internet to streamline order processing, facilitate customer support, and accept payment for goods and services. The Registrant offers centralized payment processing services for financial institutions to support e-commerce. Large and small institutions can use the Registrant's services to bring merchant accounts online and manage a merchant portfolio, easily and effectively. All e-commerce businesses require secure and reliable financial services designed to support rapid development and high volume. The Registrant's payment services were developed specifically with the e-commerce merchant in mind to support dramatic growth. The Registrant's payment processing services are facilitated by its Internet payment gateway. This gateway provides a live link to the credit card networks, a real-time transaction database for dynamic reporting, and a risk management system. Depending upon specific business goals and requirements, the Internet payment gateway may be hosted by the Registrant or installed in a data center or processing facility. In either case, the processing, risk management, and reporting tools are available 24 hours a day through a secure, password-protected Web site. All that is required to access and manage a merchant portfolio from the site is a desktop computer and Microsoft's Internet Explorer browser software. This Web-based design facilitates dynamic interaction with all transaction data for effective and customized merchant portfolio management. Both merchants and financial institutions are protected by an extensive matrix of fraud detection analysis and software, the Payment Protection System. Through the system, an individual merchant or an entire merchant portfolio can be monitored for potentially fraudulent card activity and data entry errors.

     The Internet Payment Gateway is exceptionally fault tolerant and capable of similar throughput as the Base24 system currently used by Rahaxi Processing Oy. It is easily interfaced to Merchants Web-Sites, and the Reporting and Fraud Control Suite is fully configurable to reflect the operating institution. The Virtual ATM provides a variety of functionality that can easily allow participant banks to launch an "Internet Banking Service", as well as provide a wide variety of functionality to users to allow them to control and manage their Credit and Debit Cards, along with various bank and "wallet" accounts

     Currently, the Registrant's subsidiary Rahaxi provides processing services for over 1,300 merchants. Rahaxi supports a network serving over 5,000 point-of-sale devices that generate over one million transactions each month. The Registrant intends to rapidly leverage Rahaxi's 10-year track record, established customer base, growing revenue stream, robust processing platform and historical ties to the point-of-sale industry to accelerate many of our immediate growth objectives

     The Registrant has entered into a non-exclusive Asia-Pacific distribution agreement with Secure Data Solutions Pty Ltd ("SDS"), Melbourne, Australia. The agreement, signed March 19, 2003, initially charges SDS with the rollout of the Registrant's ePayPad product, ETSS proprietary software package, IP gateway and processing services across markets in the Asia-Pacific region and the Indian Subcontinent. The terms of the agreement envisage that SDS will be granted wider-reaching, global sales management and logistics responsibilities upon successful management of its distribution brief. SDS will install a fully integrated, modular, Global Inventory Management and Sales Administration system (Citadel) that will be used to control and manage each of the elements of the Registrant's supply chain. Citadel is scalable, web-enabled and can be easily adapted to meet the business requirements of the Registrant moving forward. The Citadel system has been used with favorable results at Companies such as Lucent Asia Pacific. The members of the SDS Direct Sales team have many years' experience working in the Asia-Pacific and Indian Subcontinent region and ready access to proven distributors.

     The Registrant has entered into a processing agreement with Vacation Showroom, Inc., Florida. Under this agreement, signed March 28, 2003, Vacation Showroom, a licensed and bonded Florida seller of travel, will process credit card transactions utilizing Rahaxi Processing. The initial minimum of Vacation Showroom's traffic is estimated to be $1 million per month transaction volume, rising to an estimated $6 million per month within 9 months from the commencement of payment processing. The Registrant's gross margin on said transaction volume is estimated to be 3.5%, translating to $35,000 per million dollars monthly transaction volume, $210,000 per $6 million monthly transaction volume. The parties anticipate that processing will begin in conjunction with the launch of Rahaxi's IP payment gateway. The significance of this agreement lies in the additional transaction volume that it will contribute to the Registrant's global operations and the implication that the Registrant's payment processing services are competitively positioned.

     The Registrant has entered into a merchant processing agreement with The Online Ticket Shop.com Limited. Pursuant to the agreement, executed April 4, 2003, The Online Ticket Shop.com Limited, a leading international provider of corporate hospitality and ticketing, will process the online credit card transactions of its UK operation utilizing Rahaxi Processing. Based on current turnover, the monthly volume of such transactions is projected to start at $1 million per month and rise to $4 million per month within 6 months from the commencement of payment processing and will enable The Online Ticket Shop.com to settle in Dollars, Euros and Pounds Sterling through Rahaxi Processing. The parties anticipate that processing will begin in conjunction with the launch of Rahaxi's IP payment gateway.

     The Registrant's ETSS application is now installed and operational within the VisaNet Dominicana payment processing system in the Dominican Republic. The Registrant has been fully certified and is currently implementing its PaySafeNow system to small merchants and businesses. The Registrant now has several merchants currently using the PaySafeNow system and is aggressively engaged in a marketing campaign to add to the growing list of merchants pursuant to its existing contract with Banc Nacional de Credito. PIN authentication is the future for card payments and the Registrant is working to ensure that it remains an integral part of this new payment revolution.

     The certification that the Registrant received in the Dominican Republic was the catalyst that enabled the company to launch a global sales and marketing campaign. The campaign is target financial institutions and card processors seeking to improve their business competitiveness by offering clients a cost-effective method of capturing electronic transactions. The Registrant believes that the certification is a vital step towards the full realization and successful implementation of its business plan.

     The Registrant is presently engaged in discussions with banks in Russia, Poland and Romania with a view to leveraging its processing platform and payment terminal products through strategic joint ventures and acquiring bank relationships. Initial discussions have generated considerable interest and it is anticipated that significant alliances can be forged within the next 6 months

(b)  Rahaxi Acquisition.

(1)  General Discussion.

     The Registrant has acquired a majority interest in privately held
Rahaxi Processing Oy, a leading Northern European online credit card processing enterprise headquartered in Helsinki, Finland. Rahaxi operates full, online connectivity to all Finnish banks, including
Nordea, Sampo, Oko and the domestic bank credit card company, Luottokunta, and provides processing services for over 1,300 merchants. Currently, Rahaxi supports a network serving over 5,000 point-of-sale devices that generate over one million transactions each month.

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

     On February 25, 2003, the parties to that agreement executed a second amendment. Under this second amendment, the cash purchase price is to be reduced from approximately 47% to approximately 13%. Thus, the Registrant's holding of Rahaxi shares increases from 16 to 26 (representing approximately 87% of the 30 shares issued and outstanding). Payment shall be made as follows:

     (a) The Registrant shall issue to Heroya 23,200,000 shares of common stock in consideration for an additional 33.3% of Rahaxi's common stock outstanding (additional 10 of 30 shares) no later than March 10, 2003.

     (b) The remainder of the cash purchase price totaling $552,100 is to be paid in cash, with payments due from March 10, 2003 to December 16, 2003. The Registrant may pay the entire balance of the purchase price in full at any time.

This acquisition marks a milestone in the Registrant's development and helps to cement our position in the international marketplace as a provider of leading PIN-authenticated payment technology and
proprietary processing solutions.   The Registrant intends to rapidly
leverage Rahaxi's 10-year track record, established customer base, robust processing platform, and historical ties to the point-of-sale industry to accelerate many of the company's immediate growth objectives. Foremost, Rahaxi empowers the Registrant with an end-to-end financial processing capability that few can rival. And, securing an established processing base in what is arguably the European Union's most progressive telecommunications and electronic payments market clearly bodes well for the successful implementation of the Registrant's long-term growth strategy.

     Established 10 years ago as a subsidiary of Telecom Finland (subsequently Sonera SmartTrust), Rahaxi Processing Oy is a Payment Service Provider located in Helsinki which routes credit and debit card transactions from merchants to relevant banks and card issuers for authorization and settlement

     Rahaxi operates full, on-line connectivity to all Finnish banks, including Nordea, Sampo, Oko, the savings and loans (Aktia, etc.) and Luottokunta, the local bank-established credit card company. A similar connection has been established with Luottokunta's Estonian counterpart, Cardikesku, to facilitate the needs of international clients such as Stockmann's department stores. Costs have been kept to a minimum through outsourcing, which lends the company a high degree of flexibility. It is currently one of the leading players in the Finnish payment market for card present transactions.

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

     Data Center: Rahaxi's Tandem/Base24 system is outsourced to and housed by Tieto Enator, Scandinavia's leading hosting company in a specialized Financial Center together with other Banks and the Helsinki Stock exchange, where Systems are monitored on a 24/7 basis. The service comprises: 1. Support for Rahaxi's ACI Base24 software as deployed by 2,600 banks worldwide with a proven track record. 2. All servers are redundant Tandem systems. 3. All systems are duplicated, so that the redundant system takes over in case of a failure. 4. Regular back-ups of data are provided internally.

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

     Rahaxi provides full card payment processing, transaction authorization, data capture and settlement facilities for Visa, MasterCard, American Express, Diners Club, JCB and all bank-issued domestic debit cards. Rahaxi also provides specialist value-added processing applications for fleet, fuel and loyalty card schemes. The company currently offers a multi-currency facility to merchants in Finnish Marks, Euros and Estonian Crowns. However the systems are fully prepared to handle a variety of currencies, subject to the sponsoring bank having the required currency facilities via Visa and/or MasterCard.

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

(c)  Expand Targeted Customer Base.

     The Registrant intends to develop strong sales and marketing force initially targeting merchant and consumer requirements, money transfer, secure gaming applications and financial institutions. It also intends to build a strong customer base for the PaySafeNow System in both the domestic and international sales markets, strengthen its relationship with its strategic partners, and develop relationships with other financial institutions. The Registrant believes that strategic relationships and partnerships with large financial institutions and online merchants represent our greatest opportunity to penetrate the secure online card present systems.

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

Recent Events.

(a)  Letter of Intent - Digital Courier Technologies, Inc.

     On April 30, 2003, the Registrant entered into a Letter of Intent ("LOI") with Digital Courier Technologies, Inc., a Delaware corporation, for the purpose of setting forth the proposed terms of an agreement in principle pursuant to which the Registrant intends to acquire 100% of the issued and outstanding common stock of that company from the shareholders of the company. This is intended to be accomplished under a statutory merger ("Merger") of Digital Courier with and into a subsidiary of the Registrant.

     Under the LOI, each outstanding share of Digital Courier common stock outstanding or deemed to be outstanding upon the assumed conversion of any preferred stock or other convertible instruments as a result of the consummation of the Merger is to be converted into the right to receive that number of validly issued, fully paid, nonassessable and registered shares of the Registrant equal to (a) the greater of (i) 10,000,000 shares, or (ii) that number of shares equal to $1,800,000 divided by the Closing Price (as defined in the LOI),
(b) divided by the number of shares of Digital common stock outstanding or deemed to be outstanding as of the Effective Date (as defined in the LOI).

     The consummation of the proposed transaction is dependent upon a number of conditions, including: (a) the negotiation and execution of the Definitive Agreement; (b) the formal approval of the Board of Directors and shareholders of each of the companies; (c) the effectiveness of a Form S-4 registration statement to be filed with the Securities and Exchange Commission covering the shares to be issued by the Registrant in the transaction; (d) the completion by each of the companies of its due diligence investigation concerning the other company to each company's satisfaction; and (e) at the Registrant's expense, rendering of a fairness opinion by an independent broker-dealer firm that the contemplated transaction is fair to the Registrant and the stockholders of Digital Courier.

(b)  Letter of Intent - FreeStar Acquisition Corporation.

     On April 24, 2003, the Registrant entered into a Letter Agreement, dated April 24, 2003 ("Letter Agreement"), which sets forth the terms and conditions of the acquisition of all of the outstanding capital stock of the Registrant by FreeStar Acquisition Corporation, a privately-held company ("Acquiror"), by means of a reverse subsidiary merger, for the sum of $74,480,000. As contemplated by the Letter Agreement, the Registrant will become a direct, wholly owned subsidiary of the Acquiror.

     In the merger, all outstanding capital stock of the Registrant will be converted into the right to receive an approximate amount of $0.49 per share (after payment of existing indebtedness, but excluding conversion of outstanding preferred stock and exercise of in-the-money stock options) at closing (based on the current outstanding capital stock of the Registrant), subject to certain working capital adjustments and escrow provisions. Consummation of the merger, which is expected to occur during the third quarter of 2003, is subject to certain conditions, including approval of the merger agreement by the Registrant's shareholders, the obtaining of sufficient financing by the Acquiror, the satisfactory completion of due diligence by the parties, and other conditions.

     As part of the transaction, an affiliate of the Acquiror, received a three-year option from the Registrant to purchase 10,000,000 shares of the Registrant's restricted common stock (representing approximately 7% of its current outstanding common shares) at $0.10 per share.

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

     The Registrant incurred a net loss of $4,233,822 for the period from inception (May 25, 2001) to June 30, 2002, and a net loss of $8,679,127 for the nine months ended March 31, 2003. At March 31, 2003, the Registrant had an accumulated deficit of $12,912,949. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Current funds available to the Registrant may not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore may depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to approximately $5,000,000 over the next 12 months for these purposes.

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

     The standards for card present e-commerce payment transactions that the Registrant support may not achieve broad market acceptance or market acceptance may be slower than the Registrant expected. Additionally, if a new standard emerges that is more accepted by the marketplace, the Registrant may not be successful in developing products that comply with that standard on a timely basis unable. To be successful, the Registrant will need to effectively respond on a timely basis to future changes in the ever-expanding markets in which the Registrant sells its software products. The markets for FreeStar's e-payment software solutions for the physical world and, in particular, for payment card transactions over the Internet, are at early stages of development and are rapidly expanding .

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

     Finally, in today's competitive marketplace, personal computer input devices face substantial competition from computer manufacturers, since computers are almost always sold with a keyboard and mouse. There are also several large-scale manufacturers who specialize in the production of these input devices who may be able to produce a device at a lower cost than the Registrant's.

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

     Additionally, the Registrant may apply for export approval, on a specific case-by-case basis, for specific future products.
Government export regulation for security products is less stringent for products designed for banking and finance, e-commerce. It is possible that the Registrant will not receive approval to export future products on a timely basis, on the basis we request, or at all. As a result of government regulation of our products, the company may be at a disadvantage when competing for international sales with foreign companies not subject to these restrictions.

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

(j) Control by Officers and Directors Over Affairs of FreeStar May Override Wishes of Other Stockholders.

     The Registrant officers and directors currently own common stock equal to approximately 30% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that affect the Registrant. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

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

     Within the 90 days prior to March 31, 2003, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

(a)  Dennis H. Johnston v. Freestar et al.

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

     In response to the complaint, the defendants filed a motion to dismiss pursuant to Rules 9(b) and 12(b) (6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted. On or about May 17, 2002, Federal Judge Gary Taylor granted the Registrant's motion to dismiss, but provided plaintiff with an opportunity to amend.

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

     On July 1, 2002, Freestar filed a motion to dismiss all allegations pursuant to Rules 9(b), 12(b) (1) and 12(b) (6) of the Federal Rules of Civil Procedure for failure to state a claim upon
which relief can be granted.   On August 6, 2002, the Hon. Judge
Walker granted Freestar's motion to dismiss each and all 11claims for relief in the First Amended Complaint with 10 days leave to amend. Judge Walker advised plaintiff that he would not be granted any further opportunities to amend.

     On August 16, 2002 Mr. Johnston filed a second amended complaint against the Registrant, Paul Egan, Ciaran Egan, First American Stock Transfer, Inc. and Phillip Young alleging breach of contract, writ of mandate, injunctive relief and an unspecified amount of damages. On August 27, 2002, Defendant Freetar filed a motion to dismiss all allegations pursuant to Rules 9(b), 12(b) (1) and 12(b) (6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted.

     On September 10, 2002, plaintiff Johnston dismissed the federal action in its entirety against Freestar, Paul Egan, Ciaran Egan, First American Stock Transfer and Phillip Young.

(b)  Freestar v. Dennis H. Johnston et al.

     On or about September 13, 2002 the Registrant and ePayLatina, S.A. brought an action in the Superior Court for the State of California against Dennis Johnston, Freestar Technologies v. Dennis Johnston, Case No. BC 281514. This action seeks unspecified damages resulting from alleged legal malpractice, breach of fiduciary duty, deceit, and declaratory relief. Mr. Johnston demurred to the complaint. On January 30, 2003, Judge Judith Chirlin rejected Mr. Johnston's demurrer and ordered Mr. Johnston to answer the complaint as it stands.

     On or about February 19, 2003, Mr. Johnston filed an answer to the complaint and an unverified cross-complaint. The cross-complaint, alleging breach of contract, fraud among other causes of action, was brought against the same defendants in the district court action and added new defendants, including the Registrant's law firm Corrigan & Morris LLP and its partners. Mr. Johnston seeks damages in excess of $1 million dollars for, among other things, breach of contract, fraud and negligence. In March 2003, the Registrant and the other defendants demurred to Mr. Johnston's coss-cmplaint. After receiving the Registrant's demurrer, Mr. Johnston chose not to oppose, but rather amend his cross-complaint before the demurrer hearing.

     In May 2003, Mr. Johnston filed an unverified first amended cross-complaint alleging breach of contract and fraud in connection with legal fees allegedly owed to Mr. Johnston. All causes of action against Corrigan & Morris LLP and its partners were dismissed with prejudice. Although the Registrant has not yet determined how it will respond to the first amended cross-complaint, the company disputes the claims in the this filing. The Registrant intends to prosecute its complaint and defend the cross-complaint vigorously.

     The Registrant believes it has meritorious setoff claims and defenses to Mr. Johnston's claims and will prevail. However, this case is in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

(c)  Boat Basin adv. Freestar.

     On January 9, 2003, the Registrant was named in an involuntary petition under Chapter 7 of the U.S. Bankruptcy Code filed by vFinance, Inc., David Stefansky, Richard Rosenblum, Marc Siegel, Boat Basin Investors LLC, and Papell Holdings, Ltd. ("Petitioners") in the U.S. Bankruptcy Court for the Southern District of New York, Petition No. 03-10096 (ALG). In their Petition, the Petitioners alleged that the Registrant is generally not paying its debts as they become due and that these debts were not the subject of a bona fide dispute. Petitioners sought liquidation and the appointment of a receiver.

     The Registrant filed a motion to dismiss that petition. On March 4, 2003, United States Bankruptcy Judge Gropper dismissed the Petitioners' bankruptcy petition against the Registrant. Judge Gropper's memorandum of opinion expressly found, among other things, that the claims of vFinance, Richard Rosenblum, Marc Siegel, Boat Basin Investors LLC and Papell Holdings, Ltd were the subject of a bona fide dispute.

     On March 21, 2003, the Registrant filed its motion for an order and judgment awarding costs and attorneys' fees in favor of the Registrant against the Petitioners pursuant to 11 U. S. C. 303(i). On or about April 21, 2003, the parties reached a settlement to resolve the 11 U.S.C. 303(i)(1) issues raised in that motion. Petitioners owed and paid Freestar $40,000 in satisfaction of the settlement.

(d)  Boat Basin v. Freestar et al.

     On or about January 22, 2003, Vfinance Investments, Richard
Rosenblum, David Stefansky, Marc Siegel, Boat Basin Investors LLC and
Papell Holdings, Ltd. ("Plaintiffs") filed a complaint against Paul
Egan, First American Stock Transfer and Phil Young, president of First American Stock Transfer, in the U.S. District Court for the Southern District of New York, Boat Basin Investors, LLC, Papell Holdings,
Ltd., Marc Siegel, David Stefansky, Richard Rosenblum v. First
American Stock Transfer, Inc., Paul Egan, Phillip Young, and Margaux Investments Group, S.A., Case No. 03-0493 (RWS), alleging, among other claims, fraud, conversion and violations of the Securities Exchange
Act of 1934. In addition to unspecified money damages, Plaintiffs sought an affirmative preliminary injunction against Paul Egan and First American Stock Transfer seeking the removal of restrictive legends placed on 14,400,000 unregistered shares of Registrant common stock purportedly owned by the plaintiffs. The Registrant opposed the affirmative injunctive action on the grounds that removal of the legends would constitute a violation of the registration provisions of the federal securities laws and that the company was an indispensable party.

     On January 29, 2003, U. S. District Judge Robert Sweet held a hearing on Plaintiffs' request for preliminary injunction and expressed serious concern that there seemed to be significant factual disputes and refused to order the injunction. On February 7, 2003, Judge Sweet issued an order denying Plaintiffs' motion for preliminary injunction and staying the action pursuant to U. S. Bankruptcy Code 11
U. S. C. 362(a), on the ground that the Registrant, which was not named in the action, was an indispensable party. That stay continued until after the bankruptcy case was dismissed and the Registrant was added as a defendant.

     On March 24, 2003, Plaintiffs filed an amended complaint against the Registrant, Paul Egan, Ciaran Egan, and Freestar's stock transfer agent alleging, among other things, that the Registrant and Paul Egan failed to repay money borrowed. Plaintiffs' 13 causes of action include breach of contract, conversion fraud and violations of the Securities and Exchange Act of 1934. The amended complaint seeks the issuance of 14,400,000 shares of free trading Freestar stock and damages in an unspecified amount.

    On May 5, 2003, the Registrant answered Plaintiffs' amended complaint and filed a counterclaim. The Registrant's counterclaim contends that vFinance breached its fiduciary duties to the company by recommending and assisting it in negotiating and drafting convertible debt financing through floorless convertible notes with lenders controlled by vFinance. The Registrant further alleges that Plaintiffs charged the company large fees and otherwise ensured profits of multiples of their original investment by setting out to destroy vFinance's customer, the Registrant. The Registrant and Paul Egan further allege that vFinance and plaintiffs caused then to suffer damages as a result of Plaintiffs' "death spiral" strategy, violations of the federal securities laws, breach of contracts, including over-conversion of certain pledged securities, market manipulation, breach of fiduciary duty and fraud.

     As part of the counterclaim, the Registrant alleges that Plaintiffs may have caused the company unwittingly to participate in violations of the registration provisions of the federal securities laws in connection with certain previously disclosed financing transactions involving convertible notes.

     The Registrant believes is has meritorious setoff claims and defenses to Plaintiffs' claims. However, this case is in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

(e)  Informal Securities and Exchange Commission Investigation.

     In January 2003, the Registrant, through counsel, was advised by the staff of the Denver office of the Securities and Exchange Commission ("SEC") that it had initiated an informal, non-public inquiry. Since then, the staff has sought voluntary production of documents relating to certain financing transactions entered into by the Registrant, issuance of its stock, facts stated in press releases and reports filed with the SEC concerning, among other things, the Registrant's assets, operations, financial condition, anticipated revenue and strategic initiatives.

     The Registrant has been and expects to continue to cooperate actively and voluntarily with that SEC inquiry. The staff's January 15, 2003 letter states that "[i]nformation available to this office indicates that activities may have occurred in violation of certain provisions of the federal securities laws in connection with the above-referenced matter." However, that same letter also states that "[you should not construe the fact of this inquiry as an indication by the Commission or its staff that any violation of law has occurred, nor should you consider it an adverse reflection upon any person, entity or security."

     Because of the preliminary nature of this matter, it cannot be predicted at this time whether an enforcement proceeding will be recommended by the staff of the Commission as a result of this informal inquiry, what the nature of such enforcement proceeding would be, the type of sanctions sought or what the likelihood would be of reaching a settlement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant sold the following securities without registration (restricted) during the three months ended March 31, 2003:

     (a) On January 15, 2003, the Registrant issued 240,000 shares of common stock to one consultant for services to be rendered by that person to the company under a consulting agreement, valued at $23,520 ($0.098 per share).

     (b) On January 16, 2003, the Registrant issued 22,000,000 shares to Heroya Investments Limited in connection with an agreement between this company and the Registrant for the acquisition of privately held Rahaxi Processing Oy. On December 16, 2002, the parties to that agreement executed an amendment; under this amendment, the purchase price of $4,300,000 is to be paid in restricted common stock of the Registrant and cash as follows: (i) 22,000,000 shares of common stock in consideration for 53.3% of Rahaxi's common stock outstanding (16 of 30 shares); and (ii) the remainder of the purchase price ($2,008,100) is to be paid in cash, with payments due from February 16, 2003 to December 16, 2003.

     (c) On February 22, 2003, the Registrant issued 381,868 shares of common stock to one consultant for services to be rendered by that person to the company under a consulting agreement, valued at $34,750 ($0.091 per share).

     (d)  On March 26, 2003, the Registrant issued a total of
1,150,000 shares of common stock to two consultants for services to be rendered by those persons to the company under consulting agreements, valued at a total of $150,850 (1,000,000 shares at $0.133 per share and 150,000 shares at $0.119).

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

     - at a reasonable time prior to the sales, the Registrant advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2 of this section;

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

Reports on Form 8-K.

     The Registrant filed the following reports on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB:

     (a) An amended Form 8-K was filed on February 26, 2003 to report that on February 25, 2003, the parties to the Acquisition
Agreement between the Registrant and Heroya Investments Limited for the acquisition of Rahaxi Processing Oy had entered into a second amendment with regard to the terms of this agreement.
This filing also reported that effective on February 24, 2003, the name of the Registrant was changed to "FreeStar Technology
Corporation".

     (b) A Form 8-K was filed on February 28, 2003 to report that on February 26, 2003, Judge Allan L. Gropper issued a memorandum of decision dismissing the Chapter 7 Involuntary Bankruptcy Petition brought against the Registrant on January 9, 2003. The filing also reported that effective on March 3, 2003, the new trading symbol of the Registrant on the Over the Counter Bulletin Board is "FSRCE".

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FreeStar Technology Corporation


Dated: May 19, 2003                    By: /s/ Paul Egan
                                       Paul Egan, President

Dated: May 19, 2003                    By: /s/ Ciaran Egan
                                       Ciaran Egan, Chief Financial Officer


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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 19, 2003                    /s/ Paul Egan
                                       Paul Egan, President


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

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

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

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: May 19, 2003                    /s/ Ciaran Egan
                                       Ciaran Egan, Chief Financial Officer


                                       EXHIBIT INDEX

Number                                 Description

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

2.7 Amendment 2 to Acquisition Agreement between the Registrant and Heroya Investments Limited, dated February 25, 2003
       (incorporated by reference to Exhibit 2.3 of the Form 8-K/A filed on February 26, 2003).

2.8    Letter Agreement, dated April 24, 2003, from FreeStar
       Acquisition Corporation to the Registrant, and consented to by Paul Egan, Ciaran Egan and Fionn Stakelum (including the Performance Guarantee) (incorporated by reference to Exhibit 2 of the Form 8-K filed on April 24, 2003).

2.9 Letter of Intent between the Registrant and Digital Courier Technologies, Inc., dated April 29, 2003 and accepted on
       April 30, 2003 (incorporated by reference to Exhibit 2 of the Form 8-K filed on May 1, 2003).

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

3.4 Certificate of Amendment to Articles of Incorporation, dated December 15, 2002 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on March 12, 2003).

3.5 Certificate of Amendment to Articles of Incorporation, dated February 24, 2003 (incorporated by reference to Exhibit 3.5 of the Form 10-QSB filed on March 12, 2003).

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

4.3 Certificate of Powers, Designations, Preferences and Rights of Series A Preferred Stock of the Registrant, dated August 10, 2001 (incorporated by reference to Exhibit 4 of the Form 8-K filed on August 14, 2001).

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

4.12 Option to Purchase 10,000,000 Shares of Common Stock, dated April 24, 2003, issued by the Registrant to Phaeton
       Investments Limited (incorporated by reference to Exhibit 10 of the Form 8-K filed on April 24, 2003).

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

21     Subsidiaries of the Registrant (see below).

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).

99.2   Press Release issued by the Registrant on April 24, 2003
       (incorporated by reference to Exhibit 2 of the Form 8-K filed on April 24, 2003).

99.3 Press Release issued by the Registrant at 7:37 p.m. on April 24, 2003 (incorporated by reference to Exhibit 99.3 of the Form 8-K filed on .

99.4   Certificate of Register issued to ePayLatina, S.A., dated
       June 4, 2001 (in Spanish and translated into English)
       (incorporated by reference to Exhibit 99 of the Form 8-K filed on April 9, 2003).

99.5 Text of conference call held on May 7, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on May 9, 2003).