Form 10KSB
period 2003-06-30
FREESTAR TECHNOLOGY CORP
filed 2003-11-04
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 2003: $5,790,433. As of September 30, 2003 the Registrant had 243,560,834 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

                                        TABLE OF CONTENTS

PART I.
                                                                         PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                            3

ITEM 2.  DESCRIPTION OF PROPERTY                                           16

ITEM 3.  LEGAL PROCEEDINGS                                                 16

ITEM 4.  SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS               21

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                                   21

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     27

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS                                 37

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                            37

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(A) OF THE EXCHANGE ACT                                         38

ITEM 10. EXECUTIVE COMPENSATION                                            40

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT                                             43

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    45

ITEM 13.  CONTROLS AND PROCEDURES                                          47

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX
          TO CONSOLIDATED FINANCIAL STATEMENTS                             49

SIGNATURES                                                                 51

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

(a)  Freedom Surf Transactions.

     On December 10, 1999, the Registrant, then known as Freedom Surf,
Inc., reported that it had purchased equipment to manufacture neoprene wet suits that was stored in Costa Rica. The Registrant valued the equipment at $5,180,000. The Registrant did not obtain a report from a licensed independent appraiser. However, Raece Richardson, then president of the Registrant, arranged for an appraisal of this equipment by a local appraiser of boats who valued the equipment at $5,180,000. The Registrant then issued 969,000 shares of its common stock to the seller of the equipment, STS de Costa Rica, S.A., and also issued a promissory note in the amount of $335,000 to the same company.

     On October 19, 2000, the Registrant reported that it had sold this equipment to Ronbridge Investments Limited, a Hong Kong Registrant for $4,750,000, accepting a down payment of $750,000 in cash that was received on August 31, 2000 and a promissory note for the balance of $4,000,000. At the time of the sale, the only shareholder and president of Ronbridge was Raece Richardson's father. At the time, Raece Richardson was a principal shareholder of the Registrant. At the time the transaction was completed on the sale of the equipment, Ronbridge did not have sufficient resources to pay the amount due on the balance of $4,750,000. Also, neither the Registrant nor Ronbridge had the capacity to pay the promissory note to the original owner of the equipment who was still owed $335,000.

     Based on advice from outside consultants, the equipment transaction was structured so that Pacific Standard Financial Group, Inc. acquired the equipment from STS and resold it to the Registrant. Pacific is believed to have purchased the equipment from STS for the same consideration that the Registrant agreed to pay Pacific except that the promissory note issued by Pacific to STS was in the original principal amount of $300,000. Pacific transferred the 969,000 shares to STS and also executed a promissory note to STS for $300,000, as noted.

     After this transaction, the Registrant never took possession of the equipment and it remained in storage under the control of STS. As a part of the agreement, the Registrant was required to pay storage fees but never paid them. Also, the Registrant never paid Pacific the $335,000 which was owed and Pacific, in turn, never paid STS the $300,000 which was owed to them. On November 16, 2000, the Registrant received a notice from STS declaring a default. The Notice stated that STS was terminating the agreement. STS returned the 969,000 shares of common stock and has not given any indication that it would bring suit for the monies owed to it. They have accepted the equipment in lieu of payment.

     Finally, the Registrant informed Ronbridge that it was not in a position to refund Ronbridge the $750,000 that it received as a down payment on the sale of the equipment. On December 8, 2000, the Registrant reported on Form 8-K to the Securities and Exchange Commission that the above-described situation had occurred. On January 23, 2001, a group of shareholders who had formed a committee known as the Committee for Corporate Governance, Larinda Nilsen, chairman, filed a Preliminary Proxy Statement with the Securities and Exchange Commission stating that they intended to call a special meeting of the shareholders for the purpose of removing the remaining members of the board and electing new board members.

     Prior to the filing of a Preliminary Proxy Statement on January 23, 2001, certain members of the board of directors had already resigned. On December 1, 2000, John W. Cruickshank resigned as a member of the board of directors of The Registrant. Shortly thereafter, Holly Richardson, another member of the board resigned leaving two members of the board, Rick Songer and David McKenzie.

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

     C. Cortland Hooper, former president of the Registrant, entered into an agreement with Southern California Logo, Inc. to return all assets which had formerly belonged to that Registrant to its former owners, Rick and Judy Songer. This action was ratified by the former board of directors on June 28, 2001. Under the terms of this agreement, the Registrant acknowledged that it was in default on the payment to Rick & Judy Songer on a promissory note dated May 12, 2000. The company agreed to allow Rick Songer to retain the 650,000 shares of common stock that he had received as consideration for his work with the Registrant and the board of directors and his former agreement to extend payment on the original terms of the promissory note. The Registrant also agreed to allow Judy Songer to retain 250,000 shares of stock in consideration of the extension of payments under the terms of the promissory note. The agreement further states that the common stock thus issued may not be reversed for a period of at least three years. Finally, the agreement states that the Songer's shall retain the $500,000 paid to Southern California Logo on August 22, 2000 as liquidated damages for the failure to pay the promissory note on a timely basis.

(b)  FreeStar Transactions.

(1)  General.

     On February 14, 2001, the Secretary of State of the State of
Nevada accepted an Amendment to the Articles of Incorporation of the Registrant changing its name from "Freedom Surf, Inc." to "Freestar Technologies."

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

     With the filing of a Certificate of Amendment to Articles of Incorporation, dated December 15, 2002, with the Nevada Secretary of State, the number of authorized common shares was increased from 80,000,000 to 500,000,000. With the filing of a Certificate of Amendment to Articles of Incorporation, dated February 24, 2003, with the Nevada Secretary of State, the name of the Registrant was changed from "Freestar Technologies" to "FreeStar Technology Corporation".

2.  Rahaxi Acquisition.

     On September 10, 2002, the Registrant entered into an agreement with Heroya Investments Limited ("Heroya", the "Rahaxi Acquisition Agreement") for the acquisition of Rahaxi Processing Oy. The original terms of the Rahaxi Acquisition provided for the Registrant to make incremental cash payments to Heroya over the course of 13 months, and to collateralize the full value of the acquisition in the form of an equivalent amount of common stock of the Registrant. In addition, Heroya is entitled to receive 10% of the net profits generated by Rahaxi for the first four quarters immediately following the closing date.

     On December 16, 2002, the Registrant and Heroya executed a first amendment ("Amendment I") to the Rahaxi Acquisition Agreement. Under Amendment I, the purchase price of $4,300,000 is to be paid in restricted common stock of the Registrant, and cash, as follows:

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

On January 16, 2003, the Registrant issued 22,000,000 shares of common stock in order to obtain a majority interest of Rahaxi. Since the remainder of the purchase price was to be made in installments, the Registrant considered the transaction to be completed as of that date.

     On February 25, 2003, the Registrant and Heroya executed a second amendment ("Amendment II") to the Rahaxi Acquisition Agreement. Under Amendment II, the cash purchase price is to be reduced from approximately 47% to approximately 13%. Thus, the Registrant's holding of Rahaxi shares increased from 16 to 26 (representing approximately 87% of the 30 shares issued and outstanding). Payment was to be made as follows:

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

On April 27, 2003, the Registrant issued 23,200,000 restricted shares of common stock to Heroya under the terms of the second amendment.

     On June 27, 2003, the Registrant and Heroya executed a third amendment ("Amendment III") to the Rahaxi Acquisition Agreement. Under Amendment III, the Registrant is to issue an additional 8,100,000 shares of common stock in lieu of the remaining cash consideration due Heroya under Amendment II, or $502,100 ($552,100 less $50,000 cash paid). The total purchase price was 53,300,000 shares of the Registrant's common stock and cash of $100,000.

     Pursuant to the terms of the Agreement, the actual purchase price was based on the fair value of the Registrant's stock on the dates of the grant plus cash to be paid in the future periods. The operating results of Rahaxi beginning January 16, 2003 are included in the accompanying consolidated statements of operations

     The total purchase price was valued at approximately $4,000,000.

Business of the Registrant.

     The e-payments and e-commerce market is comprised of debit and credit card issuers, switch interchanges, transaction acquirers and transaction generators, including Automated Teller Machine ("ATM") networks, retail merchant locations and the Internet. The routing, control and settlement of e-payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization and varied reporting requirements. These activities are typically performed online and must be conducted 24 hours a day, seven days a week.

     The Registrant's products and services are primarily focused on facilitating electronic payments ("e-payments") and electronic commerce ("e-commerce"). These products and services are used principally by financial institutions, retailers, and e-payment processors, both in domestic and international markets.

     The payments industry is rapidly transforming.  The
Registrant, after its acquisition of Rahaxi Processing Oy. and the assets of ePayLatina S.A., believes it is a part of this
transformation.   While payment media such as credit cards have
reached maturity, it is still the most frequently used method of online payment. The growth in electronic commerce is forcing financial institutions and merchants to offer new secure payment forms to their customers. Internet payment gateways and the increased prospect of fraud from electronic payments are some of the issues that are creating challenges for financial institutions around the world.

     The Registrant's solution and services focuses on these areas and enables financial institutions and merchants to formulate coherent strategies based on knowledge, insight and understanding of the transformations taking place in the industry. The Registrant's acquisition of the assets of ePayLatina S.A., and the formation of its strategic alliances were instigated to help institutions and merchants position themselves to provide superior value added services, and differentiate themselves from competitors in a way that preserves the business line's profitability.

     The Registrant intends to have four main revenue sources: (1) sales of its PaySafe devices "ePayPad"; (2) processing fees related to the transactions through the use of ePayPad and merchant services (the Registrant intends to charge a fee for these transactions ranging from 0.3% to 1.3% of the value of the transaction); (3) revenue from the Registrant's transaction fees stemming from its Internet Payment Gateway (estimated to be about 0.5% to 3.5% of the value of the transaction); and (4) revenue stemming from Rahaxi Processing Oy. which, derives income from the transaction fees it receives from processing online point of sale terminal transactions in Finland. For the year ended June 30, 2003, the Registrant's revenue was primarily generated from the transaction fees through its Finland operations.

Rahaxi.

(a)  General Discussion.

     During the fiscal year ended June 30, 2003, the Registrant acquired privately held Rahaxi Processing Oy., a Northern European online credit card processing enterprise headquartered in Helsinki, Finland. Rahaxi operates full, online connectivity to all Finnish banks, including Nordea, Sampo, and Oko, and the domestic bank credit card company, Luottokunta, and provides processing services for over 1,300 merchants. A similar connection has been established with Luottokunta's Estonian counterpart, Cardikesku, to facilitate the needs of international clients such as Stockmann's department stores. Costs have been kept to a minimum through outsourcing, which lends the Registrant a high degree of flexibility.

     Rahaxi is currently one of the leading players in the Finnish payment market for card present transactions. Currently, Rahaxi supports a network serving over 5,000 point-of-sale devices that generate, on average, over one million transactions each month (the system is capable of handling an additional 7 million transactions per month under its current software licenses).

     This acquisition marks a milestone in the Registrant's development and helps to try and cement a position in the international marketplace as a provider of leading PIN-authenticated
payment technology and proprietary processing solutions.   The
Registrant intends to rapidly leverage Rahaxi's 10-year track record, established customer base, robust processing platform, and historical ties to the point-of-sale industry to accelerate many of the Registrant's immediate growth objectives. Foremost, Rahaxi empowers the Registrant with an end-to-end financial processing capability that few can rival. And, securing an established processing base in what is arguably the European Union's most progressive telecommunications and electronic payments market clearly bodes well for the successful implementation of the Registrant's long-term growth strategy.

     Established 10 years ago as a subsidiary of Telecom Finland (subsequently Sonera SmartTrust), Rahaxi Processing Oy. is a payment service provider located in Helsinki which routes credit and debit card transactions from merchants to relevant banks and card issuers for authorization and settlement.

     Rahaxi operates full, on-line connectivity to all Finnish banks, including Nordea, Sampo, Oko, the savings and loans (Aktia, etc.) and Luottokunta, the local bank-established credit card Registrant.

(b)  Company and Organization.

     Prior to the sale of Rahaxi, Sonera SmartTrust had streamlined the entity's operations to the point where it was literally running itself. Thus, the Registrant's three main areas of activity are outsourced as follows:

     (1) Call Center: The company's Call Center, which was previously operated by Sonera, has been merged with that of Dione Systek in Finland to ensure maximum efficiency. The combined Call Center seats 7 and currently provides merchant support during office hours.

     (2) Data Center: Rahaxi's Tandem/Base24 system is outsourced to and housed by Tieto Enator, Scandinavia's leading hosting Registrant in a specialized Financial Center together with other Banks and the Helsinki Stock exchange, where Systems are monitored on a 24/7 basis. The service comprises: 1. Support for Rahaxi's ACI Base24 software as deployed by 2,600 banks worldwide with a proven track record. 2. All servers are redundant Tandem systems. 3. All systems are duplicated, so that the redundant system takes over in case of a failure. 4. Regular back-ups of data are provided internally.

     (3) Terminal deployment: An independent Registrant, DioneSystek, provides and manages the Registrant's terminals. Merchants lease terminals directly from DioneSystek.

(c)  Products and Services.

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

     Rahaxi provides full card payment processing, transaction authorization, data capture and settlement facilities for Visa, MasterCard, American Express, Diners Club, JCB and all bank-issued domestic (Finnish) debit cards. Rahaxi also provides specialist value-added processing applications for fleet, fuel and loyalty card schemes. The company currently offers a multi-currency facility to merchants in Finnish Marks, Euros and Estonian Crowns. However the systems are fully prepared to handle a variety of currencies, subject to the sponsoring bank having the required currency facilities via Visa and/or MasterCard.

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

     The ePayPad, which was developed by the Registrant, will allow transactions to be completed in a "card present" environment. This will enable small merchants to obtain a credit card facility with a minimal investment using an existing PC and Internet connection. It will also allow transactions to be made securely over the Internet by cardholders themselves and offers a "cash advance" functionality for loading accounts, debit cards, etc. The latter can also be extended to offer a money transfer facility using the existing worldwide ATM networks.

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

(d)  The Finnish Market.

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

(e)  The International Market.

     Rahaxi is targeting the surrounding Baltic countries (Estonia, Latvia, and Lithuania) and other Central/Eastern European markets to broaden its client base. Through the expansion of its acquiring bank relationships, Rahaxi intends to market a variety of services, including a third party processing facility, in these local markets and to international cross-border merchants.

(f)  Technical Infrastructure.

     The technical infrastructure consists of a large BASE24/TANDEM infrastructure. The system incorporates full redundancy and disk mirroring to guarantee data integrity at all times in a 24/7 environment.

     Currently the existing BASE24 Version 5.3 is being upgraded to Version 6 by ACI Worldwide and is expected to be completed by end of December 2003.

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

(g)  Strategic Advantages.

     Rahaxi is currently under-utilized and has strong growth potential. The Registrant's focus can readily be redirected from "card present" domestic processing to Pan-European eCommerce merchant processing. The following facts attest to Rahaxi's tremendous future growth potential:

     (1) Finland has one of the lowest Visa/MasterCard interchange fee structures in Europe. In the case of "card not present" transactions, Finnish interchange is typically 0.5% less than many other European countries.

     (2) Rahaxi has just started processing "card not present" transactions associated with eCommerce, which is one of the fastest growing segments of the processing market.

     (3) Rahaxi's customer base includes established, blue chip customers with low charge back/retrieval rates. This opens up the opportunity of accepting a percentage of high margin business, which generally incur higher charge back rates.

     (4) The introduction of the Euro has made it easier to transact across Europe and allows companies located in other member states to base their eCommerce businesses in Finland.

     (5) Rahaxi can offer additional services to clients that increase the margin per customer such as multi-currency accounts and Dynamic Currency Conversion. The Systek terminals used by Rahaxi are available in a GSM version using the GSM data channel. Deployment in other markets is technically simple as this channel works in all countries possessing GSM networks.

     (6) Being unwilling to update their systems to accommodate technologies such as the Internet, chip cards, 3Dsecure and interactive television, etc., banks are increasingly outsourcing their payment processing.

     (7) Finland has one of the most developed mobile networks in the world, and is therefore expected to be the first market to emerge with a viable mobile payments environment.

(h)  Opportunity.

     In order for Rahaxi to process increasing volumes of e-commerce traffic, the Registrant intends to seek to secure relationships with an additional two to three European "acquiring banks." The opportunity to acquiring banks, meaning banks certified to accept credit card transactions on behalf of merchants, is principally the very substantial volume of traffic available in the market. The key to a sustainable business model in a perceived high-risk environment is grounded in risk management and control. It is the early stage of a co-operation between Rahaxi and new acquiring banks that represent the period of highest risk as the merchant is still unknown to the bank and reserves are still in the process of being built up.
The ePayPad.

     The ePayPad operates as a Point-of-Sale ("POS") card-swipe device for bricks and mortar merchants and can also be used by the home user . The ePayPad encrypts sensitive financial data at the consumer's personal computer, using powerful DES encryption and algorithms. It then sends an authorization number from the consumer's personal banking institution to the e-commerce merchant, rather than the consumer's ATM, debit or credit card information, to provide a maximum level of security. Not only does this provide the consumer with the ultimate in secure online purchasing power and control, it readily addresses numerous economic challenges that formerly plagued online merchants and business owners. Because the use of a customer's ATM card provides for an immediate and guaranteed cash transaction, bricks and mortar merchants are no longer exposed to costly charge backs by credit card companies; have the opportunity to win otherwise non-credit worthy consumers as new customers; and capitalize on consumer "impulse buying."

Enhanced Transactional Secure Server.

     The Enhanced Transactional Secure Server ("ETSS") is a secure Internet transaction server. The ETSS system, marketed globally as PaySafeNow, integrates a consumer-side card-swipe terminal (the ePayPad) with a back-end host-processing center. Thus, it facilitates encrypted transactions between the consumer, PaySafeNow, the merchant storefront and the financial institutions payment gateway.

     ETSS was developed to collect and process secure financial transactions, that have been generated by pocket financial card processors or personal devices placed in a store or customer's home. ETSS is the processing center that communicates with financial institutions to process customer requests.

     This solution brings multiple advantages to the processing credit, debit, ATM and other PIN-required cards. Requiring card presence, and entering PIN, which is encrypted, it gives added security to the transactions being placed.

     ETSS has been built on module-based cross-platform technology and can be used with a wide range of different hardware and software platforms. It has an on-line administration module, which enables control, reconfiguration and even rebuilding of different modules on fly, without server restart. It gives flexibility; it is upgraded easily and has 24/7 available service. A multi-level security model restricts access to sensitive information. The use of strong encryption algorithms and protocols makes communications safe, brings trust for clients and non-repudiation for merchants.

The PaySafeNow solution is:

(a)  Secure.

     When consumers effect an online transaction, financial information is encrypted at the user's terminal before leaving the user's CPU or hand-held device to travel to a host processor over the Internet. This encrypted information is sent to the ETSS server, which separates non-bank information (name, shipping address, etc.) from information required by financial institutions (credit card information), and an additional proprietary layer of encryption is provided to each set of data. Personal and shipping information such as phone number, address and goods ordered are directed to the merchant, only upon verification of the transaction.

     Financial data is directed to financial institutions only.
Online merchants neither receive nor store financial information, only the approval code for the transaction. Thus, it reduces the risk that computer hackers might steal financial information stored in merchant databases.

(b)  Private.

     As personal information and financial information are separated, consumers are afforded additional protection from merchants accumulating and sharing information. Additionally, these merchants are not empowered to track consumer transactions or sell consumer information.

(c)  Easy.

     Unlike other alternate payment methods, which include the use of registrations at additional web sites, the Registrant's technology is as easy to use as a credit card terminal located at the local grocery store. Consumers only have to swipe their credit card at either their computer terminal or PDA device to effect a secure transaction.

(d)  Instantaneous.

     For the home user, transactions are processed instantaneously, alerting consumers that their transactions have been approved quickly, without long lag times or approval periods. Approved transactions have a wait time similar to the wait time in a store. As a result, consumers are expected to benefit greatly by receiving quicker notice of transaction status, and shortened transaction-processing time.

(e)  Card Present Transactions.

     Requiring a card to be present during a transaction significantly decreases the risk of financial information theft, as financial data is encrypted as the card is swiped through the terminal. To purchase goods and services online, consumers must swipe their payment card and enter the PIN of their own ATM, debit, or credit card.

Internet Payment Gateway.

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

     The Internet Payment Gateway is exceptionally fault tolerant and capable of similar throughput as the Base24 system currently used by Rahaxi Processing Oy. It is easily interfaced to merchants' websites, and the Reporting and Fraud Control Suite is fully configurable to reflect the operating institution. The Virtual ATM provides a variety of functionality that can easily allow participant banks to launch an "Internet Banking Service", as well as provide a wide variety of functionality to users to allow them to control and manage their Credit and Debit Cards, along with various bank and "wallet" accounts

Competition.

     The market for electronic payment systems and electronic
POS systems is intensely competitive and we expect competition to continue to increase. The Registrant's competitors for POS systems include VeriFone, Ingenico and Hypercom amongst others, and companies such as NetGiro, TradeSafe & ProPay, and SafeDebit for the Registrant's electronic payment software. In addition, the companies with whom we have strategic relationships could develop products or services, which compete with the Registrant's products or services. In addition some competitors in the Registrant's market have longer operating histories, significantly greater financial, technical, marketing and other resources, greater brand recognition than the Registrant does. The Registrant also expects to face additional competition as other established and emerging companies enter the market for electronic payment solutions.

Protection of Proprietary Rights.

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

     There is a risk that some of the Registrant's products may infringe the proprietary rights of third parties. In addition, whether or not the Registrant's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the company, it may be required to modify its products or seek licenses for these intellectual property rights. The Registrant may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Registrant's failure to do so could have a negative affect on its business and revenues.

Key Personnel.

     The Registrant's success is largely dependent on the personal efforts and abilities of the Registrant's senior management. The loss of certain members of the Registrant's senior management, including the Registrant's chief executive officer, chief financial officer, and chief technical officer, could have a material adverse effect on the Registrant's business and prospects.

     The Registrant intends to recruit in fiscal year 2004 employees who are skilled in e-commerce, payment, funds management, payment reconciliation, Internet and other technologies. The failure to recruit these key personnel could have a material adverse effect on the Registrant's business. As a result we may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Employees.

     As of June 30, 2003, the Registrant had in its employment 12 people on a full-time basis, as well as several consultants in various specialties. Of the total, 2 are senior management, 2 in finance and accounting, 3 in software development, 1 in project management, 2 in office administration, and 2 in sales and marketing.

ITEM 2.  DESCRIPTION OF PROPERTY.

Office.

     The Registrant leases a 2,700 square foot office at Calle Fantino Falco #24 Edificio J. B ez, Ensanche Naco, Santo Domingo, Dominican Republic. This lease expires in June 2004; it has a renewal option. The lease contains clauses requiring the Registrant to pay taxes, insurance, emergency power and other operating expenses of the property. The following is a schedule by years of future minimum rental payments required under these leases as of June 30, 2003:

          Year ending June 30,

                              2004              21,114
                              2005                   -
                              2006                   -
                              2007                   -

               Total                            21,114

Furniture and Equipment, Leasehold Improvements, and Computers.

     The furniture and equipment, leasehold improvements and computers owned by the Registrant are recorded at their acquisition cost and are depreciated using the straight-line and declining method. These equipment is required for the day-to-day running of the business in its Dominican Republic and Finland offices, which is currently valued at $50,187 and $14,291, respectively, as of June 30, 2003 and 2002.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Dennis H. Johnston v. FreeStar et al.

     On or about March 4, 2002, the Registrant and certain of its agents, Paul Egan, Ciaran Egan, First American Stock Transfer and Phillip Young, were named as defendants in a suit brought by the Registrant's former interim chief executive officer and attorney, Dennis Johnston. That suit was filed in the United States District Court for the Central District of California (SA02-224). In response to the complaint, the defendants filed a motion to dismiss pursuant to Rules 9(b) and 12(b) (6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted.

     On or about May 17, 2002, Federal Judge Gary Taylor granted the Registrant's motion to dismiss, but provided plaintiff with an opportunity to amend. On or about June 10, 2002, the Registrant, and certain of its agents, Paul Egan, Ciaran Egan, and others were served with a first amended complaint in the foregoing action. On June 27, 2002, the case was assigned to Judge John F. Walter for all further proceedings.

     On July 1, 2002, the Registrant filed a motion to dismiss all allegations pursuant to Rules 9(b), 12(b) (I) and l2(b) (6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted. On August 6, 2002, the Ron. Judge Walker granted the Registrant's motion to dismiss each and all claims for relief in the first amended complaint with 10 days leave to amend. Judge Walker advised Plaintiff that he would not be granted any further opportunities to amend.

     On August 16, 2002, plaintiff filed a second amended complaint against the Registrant, Paul Egan, Ciaran Egan, First American Stock Transfer and Phillip Young alleging breach of contract, writ of mandate, injunctive relief and an unspecified amount of damages. On August 27, 2002, the Registrant filed a motion to dismiss all allegations pursuant to Rules 9(b), 12(b) (1) and 12(b) (6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted.

     On September 10, 2002, Mr. Johnston dismissed the federal action in its entirety against Registrant, Paul Egan, Ciaran Egan, First
American Stock Transfer and Phillip Young.

FreeStar et al. v. Dennis H. Johnston et al.

     On or about September 13, 2002, the Registrant and ePayLatina, S.A. brought an action in the Superior Court for the State of California against Dennis Johnston for malpractice, breach of fiduciary duty; deceit and declaratory relief. Mr. Johnston demurred to the Complaint. On January 30, 2003, Judge Judith Chirlin rejected
Mr. Johnston's demurrer and ordered him to answer the Complaint as it stands.

     On or about February 19, 2003, Mr. Johnston filed an answer to the complaint and an unverified cross-complaint alleging breach of contract, fraud among other causes of action. The cross-complaint was brought against the same defendants in the District Court action and added new defendants, including Corrigan & Morris LLP and its partners. In March 2003, Registrant and other defendants demurred to Mr. Johnston's cross-complaint. In the face of Registrant's demurrer, Johnston chose not to oppose, but instead abandoned his complaint.

     In May 2003, Mr. Johnston filed an unverified first amended cross-complaint alleging breach of contract and fraud in connection with legal fees allegedly owed to Mr. Johnston. All causes of action against Corrigan & Morris LLP and its partners were dismissed with prejudice and costs were awarded to Corrigan & Morris LLP. The Registrant has now filed an answer to that cross-complaint.

     Management believes the Registrant has meritorious claims and defenses to Mr. Johnston's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

Centralized Escrow v. FreeStar et al.

     On January 24, 2002, Paul Egan, in his individual capacity and as president of the Registrant and in his capacity as president of ePayLatina, S.A., along with SSP Solutions, Inc. and Dennis Johnston, were named as defendants in a suit brought by Centralized Escrow Systems, Inc., as trustee for certain shareholders of the FreeStar Technologies and derivatively on behalf of FreeStar Technologies and Meridian Capital Credit, Inc. in the Superior Court of the State of California, County of Orange.

     On May 8, 2002, Superior Court Judge Kim Dunning granted Mr.
Egan's demurrer with plaintiffs having 15 days leave to amend.
Plaintiffs subsequently filed a first amended complaint.  On June
5,2002, Mr. Egan filed a demurrer to the first amended complaint. On July 10, 2002, Judge Dunning granted Defendant

     Mr. Egan's demurrer to the first amended complaint was granted with 15 days leave to amend. No second amended complaint has ever been filed.

     On July 23, 2002, Judge Dunning on the Court's own motion set an order to show cause re: dismissal and/or sanctions for July 23,2002 for the parties' failure to follow court orders. On July 23,2002, Judge Dunning exercised her judicial discretion to dismiss this entire case with prejudice. As a result, Centralized Escrow's and Meridian Capital Credit's claims against Paul Egan, Dennis Johnston and SSP Solutions were dismissed in their entirety.

     On September 4, 2002, Centralized Escrow and Meridian Capital Credit asked Judge Dunning to reconsider her order dismissing the action against Paul Egan, Dennis Johnston and SSP Solutions. Judge Dunning denied Centralized Escrow's and Meridian Capital Credit's motion for reconsideration. This case has been dismissed with prejudice and does not represent a contingent liability to Registrant.

vFinance et al. v. FreeStar et al. (Bankruptcy Action).

     On January 9, 2003, vFinance Investments, Richard Rosenblum, David Stefansky, Marc Siegel, Boat Basin Investors LLC and Papell Holdings, Ltd. ("Petitioners") filed an involuntary bankruptcy petition against the Registrant alleging that the Petitioners had debts that were not the subject of a bona fide dispute. The Petitioners sought liquidation and the appointment of a receiver.

     On March 4, 2003, United States Bankruptcy Judge Gropper dismissed the Petitioners' bankruptcy petition against the Registrant. Judge Gropper's memorandum of opinion expressly found, among other things, that the claims of the Petitioners were the subject of a bona fide dispute.

     On March 21, 2003, the Registrant filed its motion for an order and judgment awarding costs and attorneys' fees in favor of the
Registrant against the Petitioners pursuant to 11 U.S.C.   303(i).  On
or about April 21, 2003, the parties reached a settlement to resolve the 11 U.S.C. 303(i) (1) issues in that motion. The Petitioners owed and paid the Registrant $40,000 in satisfaction of the settlement.

vFinance et al. v. FreeStar et al. (Civil Action).

     On or about January 22, 2003, vFinance Investments, Richard Rosenblum, David Stefansky, Marc Siegel, Boat Basin Investors LLC, and Papell Holdings, Ltd. (collectively, "Plaintiffs") filed a complaint against Paul Egan, First American Stock Transfer and Phil Young, president of First American Stock Transfer, in the United States District Court for the Southern District of New York alleging, among other claims, fraud, conversion and violations of the Securities Exchange Act of 1934. In addition to unspecified money damages, the Plaintiffs sought an affirmative preliminary injunction against Mr. Egan and First American Stock Transfer seeking the removal of restrictive legends placed on 14,400,000 unregistered shares of Registrant stock purportedly owned by the Plaintiffs. The Registrant was not named in the suit. The Registrant opposed the affirmative injunctive action on the grounds that removal of the legends would constitute a violation of the registration provisions of the federal securities laws and that the Registrant was an indispensable party.

     On January 29, 2003, U.S. District Judge Robert Sweet held a hearing on the Plaintiffs' request for preliminary injunction and expressed serious concern that there seemed to be significant factual disputes and refused to order the injunction.

     On February 7, 2003, Judge Sweet issued an order denying the Plaintiffs' motion for preliminary injunction and staying the action pursuant to U.S. Bankruptcy Code 11 U.S.C. 362(a), on the ground that the Registrant, which was not named in the action, was an indispensable party. That stay continued until after the bankruptcy case was dismissed and the Registrant was added as a defendant.

     On March 24, 2003, the Plaintiffs filed an amended complaint against the Registrant, Paul Egan, Ciaran Egan, and Registrant's stock transfer agent alleging, among other things, that Registrant and Paul Egan failed to repay money borrowed. Plaintiffs' 13 causes of action include breach of contract, conversion fraud and violations of the Securities and Exchange Act of 1934. The amended complaint seeks the issuance of 14,400,000 shares of free trading Registrant stock and damages in an unspecified amount.

     On May 5, 2003, the Registrant filed a counterclaim against the Plaintiffs and vFinance Investments, Inc. On that same date, the Registrant answered Plaintiffs' complaint, denying the allegations. The Registrant's counterclaim contends that the Plaintiffs and vFinance breached their fiduciary duties to the Registrant by recommending and assisting the Registrant in negotiating and drafting convertible debt financing through floorless convertible notes with lenders controlled by vFinance. The Registrant further alleges that the Plaintiffs and vFinance charged the Registrant exorbitant fees and otherwise ensured profits of multiples of their original investment by setting out to destroy the Registrant. The Registrant and Paul Egan further allege that vFinance and the Plaintiffs caused them to suffer damages as a result of their "death spiral" or toxic convertible financing strategy, violations of the federal securities laws, breach of contracts, including over-conversion of certain pledged securities, market manipulation, breach of fiduciary duty and fraud.

     As part of the counter-claim, the Registrant alleges that the Plaintiffs may have caused the Registrant unwittingly to participate in violations of the registration provisions of the federal securities laws in connection with certain previously disclosed financing transactions involving convertible notes.

     On approximately June 5, 2003, the Plaintiffs replied to the Registrant's counterclaim denying the allegations. On June 10, 2003, vFinance replied to the Registrant's counterclaim and in turn counterclaimed against the Registrant seeking damages to be determined at trial.

     On approximately, June 27, 2003, First American Stock Transfer, Registrant's transfer agent, filed a cross-complaint against the Registrant seeking indemnification. In turn, the Registrant replied to First American's cross-complaint and filed its own cross-complaint against First American.

     Management believes the Registrant has meritorious claim, setoff claims and defenses to the Plaintiffs', vFinance's, and First American's claims. However, there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

Securities and Exchange Commission Investigation.

     In January 2003, Freestar was advised by the staff of the Denver office of the Securities and Exchange Commission ("SEC") that it had initiated an informal, non-public inquiry. Since that time, the staff has sought and received production of documents and testimony relating to certain financing transactions entered into by the Registrant, issuance of its stock in compliance with the registration provisions, facts stated in press releases and reports filed with the Commission concerning, among other things, the Registrant's assets, operations, financial condition, anticipated revenue and strategic initiatives.

     Freestar has been and expects to continue to cooperate with the ongoing SEC investigation. In July 2003, the Registrant learned that the SEC had issued a formal order of investigation. There is a risk that an enforcement proceeding will be recommended by the staff of the Commission as a result of this formal investigation. Enforcement proceedings could include allegations by the SEC that Freestar violated the anti-fraud, registration and books and records provisions of federal securities laws, and the rules thereunder. However, it cannot be predicted with certainty what the nature of such enforcement proceeding would be, the type of sanctions that might be sought, or what the likelihood would be of reaching a settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors unanimously approved by written consent an amendment to the company's articles of incorporation to change the name from "FreeStar Technologies" to "FreeStar Technology Corporation". This amendment was approved by a majority of the Registrant's outstanding common shares. The filing of a Certificate of Amendment of Articles of Incorporation, dated February 24, 2003, with the Nevada Secretary of State, put into effect this name change.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     From August 4, 2000 through March 2, 2001, the Registrant's common stock was traded on the Over the Counter Bulletin Board under the symbol "FRSH". From March 5, 2001 through February 26, 2003 the Registrant's common stock traded under the symbol "FSTI" (reflecting the name change from "Freedom Surf, Inc." to "Freestar Technologies"). After that date to the present, the Registrant's common stock has traded under the symbol "FSRC" (reflecting the name change from "Freestar Technologies" to "FreeStar Technology Corporation"). The range of closing prices shown below is reported while trading on the Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 2003

                                                 High      Low

Quarter Ended June 30, 2003                       0.23     0.08
Quarter Ended March 31, 2003                      0.20     0.10
Quarter Ended December 31, 2002                   0.11     0.04
Quarter Ended September 30, 2002                  0.12     0.05

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 2002 (1)

                                                 High      Low

Quarter Ended June 30, 2002                      0.28      0.08
Quarter Ended March 31, 2002                     0.23      0.09

(1) With the acquisition of the assets of ePayLatina, S.A. by the Registrant in August 2001, the Registrant determined to change its fiscal year end from December 31 to June 30.

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

Holders of Common Equity.

     As of September 30, 2003, the Registrant had approximately 210 shareholders of record of its common stock.

Dividend Information.

     The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated. The board of directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Sales of Unregistered Securities.

     The Registrant made the following sales of unregistered
(restricted) securities during the fiscal year ended on June 30, 2003:

     (a) On July 11, 2002, the Registrant sold 750,000 shares of common stock to one investor for $100,000 ($0.133 per share).

     (b) On September 3, 2002, the Registrant issued 400,000 shares of common stock to a consultant for current and future services to the Registrant for a period of three months under an agreement dated August 23, 2002. These services have been valued at $19,600 ($0.049 per share).

     (c) On September 26, 2002, the Registrant sold 2,000,000 shares of common stock to one investor for $100,000 ($0.05 per share).

     (d) On November 12, 2002, the Registrant sold 1,000,000 shares of common stock to one accredited investor for $30,000 ($0.03 per share).

     (e) On November 22, 2002 and November 25, 2002, the Registrant issued shares of common stock for directors fees, as a guarantee of accrued salaries, and (in the case of Paul Egan) to replace shares pledged as collateral as follows: (a) Paul Egan: 18,000,000; (b) Ciaran Egan: 8,000,000 shares; and (c) Fionn Stakelum: 1,000,000 shares. On this date, the Registrant also issued shares of Series B preferred stock (currently convertible into shares of common stock in the Registrant at the ratio of 12 to 1 with no restrictions) as follows: (a) Paul Egan: 1,000,000 shares; (b) Ciaran Egan: 1,000,000 shares; and (c) Fionn Stakelum: 500,000 shares. Finally, on this date the Registrant granted options under its Stock Incentive Plan as follows: (a) Paul Egan: an option for 10,000,000 shares; (b) Ciaran
Egan: an option for 5,000,000 shares; and (c) Fionn Stakelum: an option for 500,000 shares. These options were immediately exercised at $0.01 per share.

     (f) On December 11, 2002, the Registrant issued a warrant covering 4,500,000 shares of common stock to a consultant, exercisable at $0.14 per share. The warrant is exercisable into free trading shares of common stock under the Registrant's Stock Incentive Plan, as amended. The Registrant recognized an expense of $177,796 for this transaction.

     (g)  On December 13, 2002, the Registrant sold a total of
2,000,000 shares of common stock to two accredited investors for $100,000 ($0.05 per share).

     (h) On December 18, 2002, the Registrant issued 2,000,000 shares of common stock to one consultant for services to be rendered by that person to the company under a consulting agreement. On January 15, 2003, the Registrant cancelled 1,000,000 of these shares and replaced them with 1,000,000 shares registered under a Form S-8.

     (i) On January 15, 2003, the Registrant issued 240,000 shares of common stock to one consultant for services to be rendered by that person to the company under a consulting agreement, valued at $23,520 ($0.098 per share).

     (j) On January 16, 2003, the Registrant issued 22,000,000 shares to Heroya Investments Limited in connection with an agreement between this company and the Registrant for the acquisition of privately held Rahaxi Processing Oy.. On December 16, 2002, the parties to that agreement executed an amendment; under this amendment, the purchase price of $4,300,000 is to be paid in restricted common stock of the Registrant and cash as follows: (i) 22,000,000 shares of common stock in consideration for 53.3% of Rahaxi's common stock outstanding (16 of 30 shares); and (ii) the remainder of the purchase price ($2,008,100) is to be paid in cash, with payments due from February 16, 2003 to December 16, 2003.

     (k) On February 13, 2003, the Registrant issued a warrant covering 3,500,000 shares of common stock to a consultant, exercisable at $0.07 per share. The warrant is exercisable into free trading shares of common stock under the Registrant's Stock Incentive Plan, as amended. The Registrant recognized an expense of $249,638 for this transaction. This warrant was exercised in February 2003 and March 2003.

     (l) On February 22, 2003, the Registrant issued 381,868 shares of common stock to one consultant for services to be rendered by that person to the company under a consulting agreement, valued at $34,750 ($0.091 per share).

     (m) On February 25, 2003, the parties to an agreement between Heroya Investments Limited and the Registrant for the acquisition of privately held Rahaxi Processing Oy. executed a second amendment to this agreement. Under this second amendment, payment is to be made as follows: (1) the Registrant is to issue to Heroya 23,200,000 shares of common stock in consideration for an additional 33.3% of Rahaxi's common stock outstanding (additional 10 of 30 shares); and (b) the remainder of the cash purchase price ($552,100) is to be paid in cash, with payments due from March 10, 2003 to December 16, 2003. On April 14, 2003, the Registrant issued 23,200,000 shares to Heroya Investments Limited in connection with this amendment.

     (n) On March 11, 2003, the Registrant issued a warrant covering 3,500,000 shares of common stock to a consultant, exercisable at $0.07 per share. The Registrant recognized an expense of $274,584 for this transaction.

     On this date, the Registrant also issued a warrant covering
3,500,000 shares of common stock to a consultant, exercisable at $0.10 per share. The Registrant recognized an expense of $229,429 for this transaction.

     Both of these warrants are exercisable into free trading shares of common stock under the Registrant's Stock Incentive Plan, as amended.

     (o) On March 13, 2003, the Registrant issued a warrant covering 500,000 shares of common stock to a consultant, exercisable at $0.10 per share. This warrant is exercisable into free trading shares of common stock under the Registrant's Stock Incentive Plan, as amended. The Registrant recognized an expense of $40,880 for this transaction. This warrant was exercised in March 2003.

     (p) On March 21, 2003, the Registrant issued a warrant 3,000,000 shares of common stock to a consultant, exercisable at $0.07 per share. The Registrant recognized an expense of $382,209 for this transaction.

     On this date, the Registrant also issued a warrant covering
3,000,000 shares of common stock to a consultant, exercisable at $0.10 per share. The Registrant recognized an expense of $321,777 for this transaction.

     Both of these warrants are exercisable into free trading shares of common stock under the Registrant's Stock Incentive Plan, as amended. Both of these warrants were exercised in February 2003 and April 2003.

     (q) On March 26, 2003, the Registrant issued a total of 1,150,000 shares of common stock to two consultants for services to be rendered by those persons to the company under consulting agreements, valued at a total of $150,850 (1,000,000 shares at $0.133 per share and 150,000 shares at $0.119).

     (r) On April 22, 2003, the Registrant issued 350,000 shares of common stock to one individual as compensation for joining the board of directors or Rahaxi. This stock was valued at $41,650 ($0.119 per share).

     (s) On April 25, 2003, the Registrant issued a warrant covering 1,000,000 shares of common stock to a consultant, exercisable at $0.13 per share. This warrant is exercisable into free trading shares of common stock under the Registrant's Stock Incentive Plan, as amended. The Registrant recognized an expense of $98,419 for this transaction. This warrant was exercised in April 2003.

     (t) On April 29, 2003, the Registrant issued a warrant covering 500,000 shares of common stock to a consultant, exercisable at $0.13 per share. This warrant is exercisable into free trading shares of common stock under the Registrant's Stock Incentive Plan, as amended. The Registrant recognized an expense of $41,089 for this transaction. This warrant was exercised in April 2003.

     (u) On May 15, 2003, the Registrant issued a warrant 500,000 shares of common stock to a consultant, exercisable at $0.08 per share. The Registrant recognized an expense of $46,075 for this transaction.

     On this date, the Registrant also issued a warrant covering
500,000 shares of common stock to a consultant, exercisable at $0.10 per share. The Registrant recognized an expense of $40,191 for this transaction.

     Both of these warrants are exercisable into free trading shares of common stock under the Registrant's Stock Incentive Plan, as amended. Both of these warrants were exercised in May 2003.

     (v) On June 3, 2003, the Registrant issued a warrant covering 500,000 shares of common stock to a consultant, exercisable at $0.06 per share. This warrant is exercisable into free trading shares of common stock under the Registrant's Stock Incentive Plan, as amended. The Registrant recognized an expense of $48,300 for this transaction. This warrant was exercised in June 2003.

     (w) On June 6, 2003, the Registrant issued 200,000 shares of common stock to on individual for research consulting services to the company. These shares were valued at $21,000 ($0.105 per share).

     (x) On June 11, 2003, the Registrant issued a warrant covering 500,000 shares of common stock to a consultant, exercisable at $0.06 per share. This warrant is exercisable into free trading shares of common stock under the Registrant's Stock Incentive Plan, as amended. The Registrant recognized an expense of $34,465 for this transaction. This warrants was exercised in June 2003.

     (y) On June 20, 2003, the Registrant issued 500,000 shares of common stock to one individual as an additional payment for consulting services to the company in connection with a consulting agreement dated November 26, 2002. These shares were valued at $52,500 ($0.105 per share).

     No commissions were paid in connection with any of these sales. All these sales, with the exception of subparagraphs (e), (j), and
(m), were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to accredited or sophisticated investors as defined in Rule 502;

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

     The sales under subparagraphs (e), (j), and (m) were undertaken under Regulation S, by the fact that:

     - the sales were made in offshore transactions;

     - no directed selling efforts were made in the United States by the Registrant; and

     - at a reasonable offering restrictions were implemented in compliance with Rule 902(g) under the Securities Act of 1933, the sale was not made to a U.S. person or for the account or benefit of a U.S. person, and the sale was made pursuant under the following conditions:

          - each of the purchasers certified that he is not U.S. person and was not acquiring the securities for the account or benefit of any U.S. person;

          - each of the purchasers agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933, or pursuant to an available exemption from registration, and agreed not to engage in hedging transactions with regard to such securities unless in compliance with the Act;

          - the securities contained a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration; and

          - the Registrant is required by contract to refuse to register any transfer of the securities not made in accordance with the provisions of Regulation S, pursuant to registration under the Act, or pursuant to an available exemption from registration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included elsewhere in this Form 10-KSB.

Results of Operations.

(a)  Revenues.

     The Registrant recognized revenue of $563,832 for the year ended June 30, 2003, an increase of $477,827 or approximately 556% compared to $86,005 for the period from May 25, 2001 (inception) to June 30, 2002. The increased revenue is mainly due to the acquisition of Rahaxi Processing Oy.

     A significant percentage of the Registrant's revenue has been derived from a limited number of the Registrant's customers, primarily Finnish customers for the Registrant's transaction processing products. Approximately 40% of the Registrant's total revenue for the year ended June 30, 2003 was attributable to the Registrant's ten largest customers. The future loss of any major customer could have a material adverse effect on the Registrant's business, financial condition and results of operations

     In previous fiscal years a significant percentage of the Registrant's revenues has been generated by its international operations, and the company's future growth rates and success are in part dependent on continued growth and success in international markets. The Registrant expects this trend to continue through the fiscal year 2004.

     The Registrant made an announcement on August 8, 2003 order to clarify the current status of certification of its PaySafeNow system by VisaNet Dominicana and the status of PaySafeNow on the VisaNet payment processing system in the Dominican Republic.

     In the fall of 2001, the PaysSafeNow system was certified by Banco Nacional de Credito and put into operation in October 2002 when Banco Nacional was required to transfer its merchant transaction system to VisaNet Dominicana. This meant that the PaySafeNow system was required to be certified by VisaNet Dominicana to be in compliance with VisaNet rules and regulations. In approximately October 2002, the Registrant received a letter discussing certification, which was previously published on the Registrant's website based on the belief by management that certification had in fact taken place. VisaNet Dominicana subsequently notified the Registrant that, not withstanding the earlier communication regarding certification that no formal certification had in fact occurred. Management has continued to communicate with representatives of VisaNet Dominicana in order to meet the necessary requirements imposed, but to date still has not obtained necessary certification to conduct transaction on the VisaNet Dominica system.

     As a result, no transactions have taken place since October
2002 using the PaySafeNow system, and Registrant management is not certain if and when any such transactions may take place in the future. Therefore, management has decided to suspend marketing the PaySafeNow system in the Dominican Republic until further notice.
However, management still believes that there is a market for its products in the Dominican Republic as soon as market conditions improve .

     Instead, management intends to focus the Registrant's resources on increasing the client base for its subsidiary, Rahaxi Processing Oy., and to establishing the PaySafeNow system in the United States via its Internet payment gateway.

     Due to the current situation with Visanet Dominicana and also the fact that Banco Nacional de Credito has subsequently been taken over by E.Leon Jimenez, S.A., the Registrant is still unclear whether the new management of Banco Nacional de Credito will continue with its contract with the Registrant. This uncertainty will adversely effect contracts in place with several entities as they are directly linked to Banco Nacional de Credito .

     Until such time as the situation with Banc Nacional de Credito, and Visanet Dominicana is clarified and rectified, there is doubt as to whether the Registrant will continue with or derive any revenue from the following contracts

(b)  Cost of Revenue.

     The Registrant recorded a cost of sales of $490,387 (87% of revenue) for the period ended June 30, 2003 compared to a cost of sales of $59,046 (68% of revenue) for the period from May 25, 2001 (inception) to June 30, 2002. The increase of 431,341, or approximately 731%, is due to increased sales volume of Rahaxi. The increase in cost of revenue as a percentage of revenue of approximately 19% is due to a change in the Registrant's sales mix.

(c)  Non-cash Compensation.

     During the year ended June 30, 2003, the Registrant recorded $8,605,068 in non-cash compensation, which was an increase of $5,509,361 or approximately 178% compared to $3,095,707 of non-cash compensation recorded during the period from May 25, 2001 (inception) to June 30, 2002. The primary components of the increase were (1) common stock issued to consultants of $3,136,217; (2) fair value of warrants and options issued to consultants and employees of $2,884,851; (3) preferred stock issued to directors of $1,800,000; and (4) common stock issued to directors of $784,000.

(d)  Operating  Expenses.

     The Registrant incurred total operating expenses of $11,185,737 for the year ended June 30, 2003 as compared to $4,294,664 for the period from May 25, 2001 (inception) to June 30, 2002, an increase of approximately 161%. Included in the operating expenses were non-cash compensation costs of $8,605,068, selling and marketing costs of $1,680,669, and an impairment of credit for future purchases of inventories of $900,000. During the year ended June 30, 2003, the Registrant incurred increased legal and financial consulting costs that were satisfied via non-cash compensation. In addition, the Registrant provided non-cash compensation to its executive management and board members. During the period ended June 30, 2002, the Registrant did not incur any write-off charge for the credits to purchase future inventories.

(e)  Depreciation and Amortization.

     Depreciation and amortization for the year ended June 30, 2003 was $311,556 compared to $160,580 for the period from May 25, 2001 (inception) to June 30, 2002. The increase was due to improvements and development cost made to the Registrant's proprietary software with higher capitalized software costs and resulting increased software amortization. The increase is also due to amortization of transaction processing software from Rahaxi, which the Registrant did not own during the period ended June 30, 2002.

(f)  Write-Off of Credits to Purchase Future Inventories.

     During the year ended June 30, 2003, the Registrant wrote off a charge of $900,000 due to uncertainty of using the credits for the future purchase of its ePayPad device. There was no such charge in the period from May 25, 2001 (inception) to June 30, 2002. The Registrant has a credit to purchase its PaySafe devices "ePayPad"; this credit was contributed by the Registrant's major shareholder. Under the agreement with Connex Technologies, Inc., formerly Asia Pacific Micro, S.A., the Registrant has available $900,000 credit against the purchase of ePayPad based on applying a $15 credit per unit for 60,000 units. At June 30, 2003 the Registrant has determined to write-off the credit due to not being able confirm the amount at year-end with Connex and uncertainty of the future usage.
As a result, the Registrant has written off the balance of $900,000 in the accompanying consolidated statements of operations

(g)  Interest Expense.

     The Registrant recognized interest expense of $398,891 during the year ended June 30, 2003, an increase of $356,624 or approximately 844% compared to interest expense of $42,267 for the period from May 25, 2001 (inception) to June 30, 2002. Increase of interest expense was due to the high interest and financing cost paid to a lender related to the convertible debentures entered during the year. Such debentures were settled in December 2002. During the period ended June 30, 2002, interest expense was lower as the average outstanding balance for those debentures was lower.

(h)  Net Loss

     During the year ended June 30, 2003, the Registrant recorded a net loss of $11,442,379, an increase of $7,208,557, or approximately 170%, compared to the net loss of $4,233,822 realized during the period from May 25, 2001 (inception) to June 30, 2002. The increase was due primarily to the write down of select assets, operating loss from the acquisition of Rahaxi Processing Oy., and due to an increase in the compensation paid to outside consultants through the issuance of common stock, and options and warrants and write-off of credits for purchases of $900,000.

     The Registrant may continue to incur losses on both a quarterly and annual basis. In addition, the Registrant expects to continue to incur significant costs of services and substantial operating expenses. Therefore, the Registrant will need to significantly increase revenues to achieve profitability and a positive cash flow. The Registrant may not be able to generate sufficient revenues to achieve profitability.

     The Registrant will continue to raise finance to fund its operations until it achieves profitability of which there is no guarantee. The Registrant expects these concerns regarding its perceived viability to continue throughout the fiscal year 2004.

Other Income/Expense.

     In July 2002, the Registrant had an informal agreement with Game Base Nevada, Inc. ("Game Base") to enter an alliance agreement in August 2002. Game Base provided a $50,000 deposit to the Registrant before finalization of the agreement. The two parties never finalized the alliance agreement. The Registrant is entitled to retain the deposit from Game Base, which is classified as other income in the accompanying financial statements

Commitments.



                                               Less Than      One to Three     Three to Four     After Five
                                  Total        One Year          Years             Years           Years
Employment Agreements           $292,500       $270,000       $22,500          $       -         $       -
Operating Leases                  21,114         21,114             -                  -                 -

Total                            313,614        291,114        22,500                  -                 -







Liquidity and Capital Resources.

     The Registrant had a working capital deficit of $1,240,392 as of June 30, 2003, which is an increase of approximately 64% from $755,569 as of June 30, 2002. The Registrant has continued to raise capital through private offerings to fund its operations.

     The Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $5,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash. The Registrant's independent accountants audit report includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, or compensate service providers, existing shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

Certain Indebtedness.

     (a) The Registrant's president and a shareholder, Paul Egan, has advanced funds to the Registrant for the company's operations. These amounts include advances of $240,389 and accrued interest of $50,853 at June 30, 2003 and advances of $400,605 and accrued interest of $13,375 at June 30, 2002. The Registrant expects to repay this amount as soon as sufficient cash flow from operations is generated.
Interest on the unpaid balances is accrued at the rate of 7% per annum.

     (b)  The Registrant has an unsecured note payable with Banc
Nacional de Credito, a Dominican Republic bank, of $5,091 and $11,154 at June 30, 2003 and 2002, respectively. The note carries an interest rate of 48% and is payable on demand.

     (c) On March 25, 2002, the Registrant entered into financing agreements with Boat Basin Investors LLC and Papell Holdings, Ltd. Under the terms of the agreements, the Registrant issued 8% convertible notes payable to these two parties, in the amounts of $70,000 and $200,000. These convertible notes matured on March 1, 2003 and were collateralized by 4,000,000 restricted shares of common stock pledged by the majority stockholder. The notes were convertible after 61 days into common stock at the lower of 80% of the average closing bid price at the conversion date. If the Registrant, at any time while these notes are outstanding, does any of the following, (a) pay stock dividend or any form of distributions on common shares, (b) subdivide outstanding shares of the common stock into a larger number of shares, (c) combine outstanding shares of the common stock into smaller number of shares, or (d) issue by reclassification of shares of common stock any shares of capital stock of the Registrant, the conversion price shall be revised per a pre-defined formula. During the period ended June 30, 2002, none of the principal amount was converted to common stock. The interest is payable on the earlier of the conversion date of the notes or the maturity date with any unpaid interest at an accelerated rate of 18%. Furthermore, the Registrant was required to file a registration statement by May 25, 2002 for 200% of the number of shares the notes plus accrued interest can be converted into.

     In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective rate over the life of the debt in accordance with Emerging Issues Task Force ("EITF") No. 00-27. The Registrant recorded a discount of $83,077 and amortized $20,769 as interest expense for the period ended June 30, 2002. Any unamortized debt discount related to the beneficial conversion feature will be charged to interest expense upon conversion.

     The Registrant defaulted on the registration requirement and consequently was required to pay the investors a 9% penalty on the amount borrowed. As of June 30, 2002, the Registrant recorded $24,300 related to the penalties. In June 2002, this lender group exercised their rights against the 4,000,000 shares pledged by the president of the Registrant in full satisfaction of the $270,000 note payable. The note originally was set to mature in June 2003. The parties dispute the effect and effective date of such exercise. Such dispute had not been resolved as of June 30, 2003 and the litigation is ongoing.

     (d) On June 27, 2002, the Registrant entered into a financing agreement with the following lenders for a total of $400,000 in convertible notes:

     Papell Holdings, Ltd., Boat Basin Investors LLC, vFinance,
Inc., David Stefansky, Marc Siegal and Richard Rosenblum. These notes were secured by 14,400,000 shares of common stock pledged by the Registrant's president. The Registrant received $60,000 of the proceeds in June 2002 and $150,000 in the quarter ended September 30, 2002. The Registrant expensed $2,262 during the year ended June 30, 2002. The remaining $190,000 represents financing cost. The Registrant prorated the financing cost of $54,280 as of June 30, 2002 based on the cash receipts in June 2002. The remaining $135,720 was recorded as prepaid financing cost in the quarter ended September 30, 2002. The prepaid financing cost is amortized over the term of the loan (approximately one year). The Registrant recorded $47,500 for the amortization of such cost for the quarter ended September 30, 2002, and fully amortized the remaining prepaid financing cost of $140,238 during the quarter ended December 31, 2002.

     These notes payable were convertible into equity at the option of the note holders at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective rate over the life of the debt in accordance with EITF No. 00-27. The Registrant has an unamortized discount of $62,308 related to convertible notes payable of $270,000 as of June 30, 2002 and recorded a discount of $44,444 related to the $400,000 convertible debts. The Registrant recorded amortization of discounts of $31,880 on these convertible notes during the quarter ended September 30, 2002, and fully amortized the remaining discount of $74,872 during the quarter ended December 31, 2002.

     In December 2002, the Registrant received an additional
$237,000 less $37,000 financing fees from these same lenders.

     In December 2002, this lender group exercised their rights against the 14,400,000 shares pledged by the president of the Registrant in full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300. As of December 31, 2002, the Registrant considered the notes payable and related expenses totaling $679,869 with this lender group being paid off and has recorded a payable to the president for this amount plus accrued interest of $23,795 in the accompanying balance sheet at June 30, 2003. The Registrant intends to issue new stock to replace such pledged shares.

     Prepaid financing cost and debt discounts related to this convertible debt were expensed during the quarter ended December 31, 2002.

     The Registrant is litigating with this lender group regarding excessive financing cost, number of shares to be returned to the Registrant and certain terms of the debt agreements. Since the outcome cannot be reasonably estimated, such matters were not reflected in the financial statements for the period ended June 30, 2003.

Exchange Rates

     The Registrant's operations are principally in Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso; and in Helsinki Finland under the Rahaxi subsidiary, operated in its local currency, the Euro. All assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in comprehensive income (loss). The accumulated foreign currency translation adjustment was $(18,652) at June 30, 2003 and $(52,576) as of June 30, 2002

     A significant portion of the Registrant's revenues and expenses is denominated in currencies other than U.S. dollars; Rahaxi Processing Oy. generates its revenue in EUROS. Any significant change in exchange rates may have a favorable or negative effect on both the revenues and operational costs of the Registrant In particular, the value of the U.S. dollar to the Euro impacts the Registrant's operating results. The Registrant's expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet the Registrant's obligations. In addition, a significant portion of the Registrant's financial statements are prepared in Euro and translated to U.S. dollars for consolidation .

New versions of Registrant's Products May Contain Errors or Defects.

     The Registrant's electronic payment software products and PoS devices are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of the Registrant's products. The Registrant has in the past discovered software errors in the company's new releases and new products after their introduction. The Registrant has experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. The Registrant may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, as a result of which the Registrant's business, cash flow, financial condition and results of operations could be materially adversely affected.

Technological and Market changes.

     The markets in which the Registrant competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Registrant's existing products will continue to be properly positioned in the market or that the company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Registrant is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the electronic payments industry increases, it may become increasingly difficult for us to be competitive .

     Risks associated with the development and introduction of new products include delays in development and changes in payment processing, and operating system technologies that could require the Registrant to modify existing products. There is also the risk to the Registrant that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

Economic Slowdown.

     The slowdown in the U.S. and European economies has affected the market for payment technology solutions, including the Registrant's products and services, and the Registrant's future financial results from operations will depend, in part, upon whether this slowdown continues. In addition, the general condition of the world economy, the Registrant's business, can be affected by social, political and military conditions. In light of the current economic environment these factors could have a material adverse impact on the Registrant's business, operating results, and financial condition and we may continue to incur losses for the foreseeable future. If current economic conditions persist, we may have to implement cost reduction initiatives that could adversely impact the Registrant's ability to sustain growth if economic conditions improve at in the future.

Key Personnel.

     The Registrant's success is largely dependent on the personal efforts and abilities of the company's senior management. The loss of certain members of the Registrant's senior management, including the company's chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the company's business and prospects.

     The Registrant intends to recruit in fiscal year 2004 employees who are skilled in e-commerce, payment, funds management, payment reconciliation, Internet and other technologies. The failure to recruit these key personnel could have a material adverse effect on the Registrant's business. As a result, the Registrant may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Litigation.

     As stated under Legal Proceedings, the Registrant is subject to a variety of claims and lawsuits. It is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on the Registrant's business, and could negatively impact its revenues, operating margins, and net income.

Other.

     The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

Disagreement with Auditor for ePayLatina, S.A.

     On August 10, 2001, the Registrant purchased all of the assets of ePayLatina, S.A. Prior to this acquisition, an audit was conducted on the books and record of this company by the Dominican Republic office of Ernst & Young. This audit, dated August 2, 2001, is contained in a Form 8-K/A filed with the SEC on November 1, 2001. For accounting purposes, this acquisition was accounted for using the purchase method, with ePayLatina as the accounting acquirer in a reverse acquisition. Therefore, the historical equity of the Registrant has been adjusted to reflect the conversion of ePayLatina, S.A. common stock to that of the Registrant. Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of ePayLatina and include only the transactions of the Registrant after the acquisition.

     On October 25, 2002, the current independent auditors for the Registrant, Stonefield Josephson, Inc. ("Stonefield"), completed an audit of the books and records of the Registrant for the period from May 25, 2001 (inception of ePayLatina) to June 30, 2002. Stonefield concluded, as a result of this audit, that: (a) because ePayLatina lacked sufficient documentation to demonstrate to Stonefield that this company owned free and clear of any liens certain assets, including equipment and software, previously recorded on ePayLatina's balance sheet as having a value of approximately $900,000, ePayLatina could no longer properly recognize such items as assets of the company; and (b) the revenue figures for the Registrant, based on the ePayLatina audit, for the period from May 25, 2001 to March 31, 2002 (including the intervening quarters), were recorded improperly and overstated by approximately $150,500. Both the balance sheet and the income statement in question had previously been audited by Ernst & Young.

     Prior to the issuance of the audit for the fiscal year ended June 30, 2002, Stonefield attempted on numerous occasions to contact Ernst & Young to discuss this inconsistency. In September 2003, Ernst & Young's Domincan office orally advised Paul Egan that Ernst & Young continues to stand behind its audit of ePayLatina, and in particular confirms its opinion that the assets and revenue were both properly recorded by ePayLatina as reflected in the audited financial statements which they prepared. Neither the Registrant nor Stonefield has received any written correspondence from Ernst & Young supporting their position or evidence of the Registrant's ownership of such assets. However, it is the Registrant's understanding that this matter is still under review by Ernst & Young.

     As a result of the above disagreement, the Registrant has not amended the Form 8-K noted above. Once this matter has been resolved, then a determination will be made by the Registrant as to whether the Form 8-K is required to be further amended. However, the Registrant intends to file amended Form 10-QSB's for the affected periods as a result of Stonefield's audit.

Forward Looking Statements.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

     Consolidated financial statements as of and for the fiscal year ended June 30, 2003 and for the period from May 25, 2001 (inception) to June 30, 2002 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on October 18, 2001, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Ludlow & Harrison, was dismissed. The decision to dismiss this accountant was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal year ended December 31, 2000. This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, this accountant's report on the financial statements for that year neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

     (b) Effective on October 18, 2001, the firm of Stonefield Josephson, Inc. was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years prior to the date of engagement, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors, executive officers, and key employee of the Registrant are set forth below. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no other promoters or control persons of the Registrant. There are legal proceedings involving two of the current directors of the Registrant (see Item 3, Legal Proceedings).

(a)  Paul Egan, President/Chief Executive Officer/Director.

     Mr. Egan, age 40, founded ePayLatina S.A., which developed the PaySafeNow system and was acquired by the Registrant in August 2001. Before founding ePayLatina, Mr. Egan was the vice-president of Inter-Leisure, S. A. Mr. Egan also worked with the South African firm ENGEN to oversee the new project division after their acquisition of Mobil Oil South Africa and to implement the new Registrant's construction projects and corporate identity. He studied construction management in Birmingham, England and worked for Trafalger House Construction Division on major projects in London Banking Districts. Mr. Egan attended Terenure College Dublin.

(b)  Ciaran Egan, Secretary/Treasurer/Chief Financial
Officer/Director.

     Mr. Egan, age 39, joined ePayLatina S.A. in May 2001 where he took the position of vice president. Prior to that he was employed by Medipro International Recruitment based in Johannesburg, South Africa, which he joined in 1994 as managing director, with the central focus on establishing new markets in the Middle East, United Kingdom and Ireland. He was successful in obtaining and completing contracts with the Ministry of Defense and Aviation in Saudi Arabia and the United Arab Emirates. He also implemented contracts with the National Health Services in the United Kingdom as well as several private institutions in Ireland. He left that firm in 2001. Prior to that, Mr. Egan was the National Sales Director for Sellrange Ltd (Ireland). Mr. Egan graduated from Terenure College Dublin in 1982 .

(c)  Fionn Stakelum, Director.

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

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely on a review of the with respect to the fiscal year ended June 30, 2003 and subsequently, the Registrant is aware that the following reports were not timely filed: (a) A Form 5 for Paul Egan to report a Form 4 transaction: the transfer of 4,000,000 shares of common stock owned by him in June 2002 as collateral for a $270,000 debenture that the Registrant defaulted on (this Form is in the process of being prepared for filing with the SEC); and (b) Form 4's to report certain issuances of restricted common stock to the officers and directors during the fiscal year ended June 30, 2003 (these Form 4's have already been prepared and filed with the SEC).

ITEM 10.  EXECUTIVE COMPENSATION.

                         Summary Compensation Table.


                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal     Fiscal                      annual            stock      underlying      LTIP    All other
position       Year     Salary   Bonus   compensation      award(s)    options/SARs    payouts compensation
   (1)          (2)       ($)     ($)       ($)             ($)           (#)           ($)       ($)

Fionn          2003     $ 36,500    -     $385,805        $    49,000       -            -         -
Stakelum
Director (3)
2003

Paul Egan      2003      150,000          1,250,680           490,000       -            -         -
CEO/Presid./   2002      137,500    -        53,965         1,104,800       -            -         -
Director
(4)

Ciaran Egan    2003      120,000            978,065           245,000       -            -         -
Sec/Treas/     2002      110,000    -          -              294,000       -            -         -
CFO
Director
(5)

Dennis H.      2002         -       -        60,000              -          -            -         -
Johnston
interim
CEO (6)

Charles        2001         -       -          -                 -          -            -          -
Hooper
President/
Director
(7)

Richard        2001         -       -          -                 -          -            -          -
Songer
President/
Director
(8)



(1) None of the other officers or directors of the Registrant over the last three years have received compensation in excess of $100,000.

(2) This chart show compensation up through fiscal years ended on December 31, 2001 for all persons other than Paul Egan, Ciaran Egan, and Dennis Johnston. With the acquisition of the assets of ePayLatina, S.A. by the Registrant in August 2001, the Registrant determined to change its fiscal year end from December 31 to June 30; therefore, the numbers for Messrs. Egan, Egan, and Johnston are for the fiscal year ended June 30, 2002. This transaction was treated under the purchase method of accounting with ePayLatina being the survivor and therefore a recapitalization of ePayLatina. This transaction qualifies as a recapitalization. Accordingly, the financial statements of the Registrant are the historical financial statements of ePayLatina, which has a fiscal year ending on June 30.

(3) Fionn Stakelum was appointed to the board of directors effective on October 16, 2002. Other compensation includes 500,000 preferred stock issued as director fees with a fair value of $360,000, and the fair value of an option covering 500,000 shares of common stock totalling $25,805. In addition, the Registrant issued 1,000,000 restricted shares of common stock with a fair value of $49,000 as additional director fees.

(4) Paul Egan assumed the position of president on September 15, 2001. He was issued 4,000,000 restricted shares of common stock of the Registrant on August 10, 2001 in lieu of compensation to be paid under an employment agreement between himself and the Registrant (the closing price of the Registrant's common stock on that date was $0.049). The stock was issued to settle unpaid salaries and was not included as part of compensation. The amount for salary includes $12,500 monthly salary pursuant to employment agreement entered dated August 9, 2001. Other compensation includes 1,000,000 preferred stock issued as director fees with a fair value of $720,000, and the fair value of an option covering 10,000,000 shares of common stock totalling $516,130. In addition, the Registrant issued 10,000,000 restricted shares of common stock with a fair value of $490,000 as additional director fees. The Registrant accrued and paid $14,550 fringe benefits to this executive.

(5) Ciaran Egan assumed the position of chief financial office on June 28, 2001; he later took on the additional position of secretary/treasurer on September 15, 2001. He was issued 3,000,000 restricted shares of common stock of the Registrant on August 10, 2001 in lieu of compensation to be paid under an employment agreement between himself and the Registrant (the closing price of the Registrant's common stock on that date was $0.049). The stock was issued to settle unpaid salaries and was not included as part of compensation. The amount for salary includes $10,000 monthly salary pursuant to employment agreement dated August 9, 2001. Other compensation includes 1,000,000 preferred stock issued as director fees with a fair value of $720,000, and the fair value of an option covering 5,000,000 shares of common stock totalling $258,065. In addition, the Registrant issued 5,000,000 restricted shares of common stock with a fair value of $245,000 as additional director fees.

(6) Mr. Johnston was appointed interim CEO on June 28, 2001 and resigned on September 15, 2001. On August 21, 2001, he was issued 1,000,000 restricted shares of common stock; these shares were cancelled in July 2002. On August 22, 2001, Mr. Johnston was issued 1,900,000 shares of free trading common stock under a Form S-8 (the closing price of the Registrant's common stock on that date was $0.12). In about February 2002, the certificate for 1,900,000 shares was returned to the Registrant and cancelled; at that time, Mr. Johnston was reissued certificates totaling 500,000 shares, which he later sold.

(7) Mr. Hooper was appointed president on February 5, 2001 and resigned on June 28, 2001.

(8) Mr. Songer was appointed president on August 10, 2000 and resigned on February 5, 2001. The Board of Directors in August 2000 authorized the issuance of 200,000 warrants to Mr. Songer. These warrants could be exercised over a period of two years on certain specified option dates. All of these warrants were cancelled by the Board of Directors of the Registrant on February 5, 2001 prior to any of them ever being exercised.

Individual Option/SAR Grants in Fiscal Year Ended June 30, 2003.




                      Number of          Percent of total
                      Securities         options/SARs
                      Underlying         granted to
Name                  options/SARs       employees in           Exercise or            Expiration date
                      granted (#)        fiscal year           base price ($/Sh)
(a)                     (b)                 (c)                      (d)                     (e)
Paul Egan,
President/
Director              10,000,000           60.61%              $0.01 per share         November 2012

Ciaran Egan,
Sec./Treas./
CFO/Director           5,000,000           30.30%              $0.01 per share         November 2012

Fionn Stakelum,
Director                 500,000            3.03%              $0.01 per share         November 2012



Aggregated Option/SAR Exercises In Fiscal Year Ended June 30, 2003 and Fiscal Year-End Option/SAR Values



Name                       Shares acquired           Value               Number of           Value of
                           on exercise (#)         realized ($)(1)       securities          unexercised
                                                                         underlying          in-the-money
                                                                         unexercised         options/SARs
                                                                         options/SARs        at FY-end ($)
                                                                         at FY-end (#)       Exercisable/
                                                                         Exercisable/        Unexercisable
                                                                         Unexercisable
 (a)                             (b)                   (c)                   (d)                  (e)
Paul Egan,
President/
Director                    10,000,000             $516,130                    0                     -

Ciaran Egan,
Sec./Treas./
CFO/Director                 5,000,000             $258,065                    0                     -

Fionn Stakelum,
Director                       500,000             $ 25,805                    0                     -



(1) Under Item 402(d)(2) of Regulation S-B, this figure is calculated by determining the difference between the fair market value of the securities underlying the options ($0.062 per share) on the date of exercise (November 25, 2002) and the exercise price of the options on the date of exercise ($0.01).

Employment Agreements.

     The Registrant has entered into employment agreements with Paul Egan and Ciaran Egan. These agreements are described under Certain Relationships and Related Transactions.

Other Compensation.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan which provides for such payment, except that the Registrant has a stock incentive plan that includes employees, and a total of options covering a total of 16,500,000 shares of common stock have been granted under this plan to date.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of September 30, 2003 (243,560,834 issued and outstanding; also, there is outstanding 1,000,000 shares of Series A preferred stock, each share of which is convertible into 12 shares of common stock upon the attainment of certain financial goals by the Registrant (which have not occurred), and 2,500,000 shares of Series B preferred stock, each share of which is currently convertible into 12 shares of common stock) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding stock; and (ii) all directors, executive officers, and key employees of the Registrant, individually and as a group:







Title of Class      Name and Address of                        Amount of           Percent of
                    Beneficial Owner                           Beneficial           Class (2)
                                                              Ownership (1)
Common Stock        Heroya Investments Limited                53,300,000 (3)          21.88%
                    Suite 52 & 53 Victoria House
                    26 Main Street, POB 399, Gibraltar

Common Stock        Paul Egan                                 40,000,000 (4)         14.62%
                    Calle Fantino Falco,  J.A.
                    Baez Building,
                    2nd Floor,
                    Santo Domingo, Dominican Republic

Common Stock        Ciaran Egan                               28,000,000 (5)         10.23%
                    Calle Fantino Falco,  J.A.
                    Baez Building,
                    2nd Floor,
                    Santo Domingo, Dominican Republic

Common Stock        Fionn Stakelum                            7,500,000 (6)           2.74%
                    Calle Fantino Falco,  J.A.
                    Baez Building,
                    2nd Floor,
                    Santo Domingo, Dominican Republic

Common Stock        Shares of all directors, executive      75,500,000               27.60%
                    officers, and key employees
                    as a group (3 persons)

Series A Preferred
Stock               Paul Egan                                1,000,000              100.00%
                    Calle Fantino Falco,  J.A.
                    Baez Building,
                    2nd Floor,
                    Santo Domingo, Dominican Republic


(1) None of these security holders has the right to acquire any amount of common stock within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) The percentage amount for all these shareholders, except for Heroya Investments Limited, is calculated by adding the conversion amount of the Series B preferred shares owned by them to the issued and outstanding shares as of September 30, 2003.

(3) Heroya Investments Limited is controlled by Canis Nominees Limited. The Registrant authorized the issuance of 8,100,000 shares of restricted common stock in lieu of payable to Heroya Investments Limited of $502,100. These shares were included in the calculation of the beneficial ownership since they were issued on August 28, 2003.

(4) Out of the total owned, 12,000,000 consist of shares which would result from the conversion of 1,000,000 shares of Series B preferred stock, which Mr. Egan has the right to acquire within 60 days. 1,000,000 Series A preferred stock are not included since they are not convertible until the Registrant attains certain financial goals, which have not been achieved.

(5) Out of the total owned, 12,000,000 consist of shares which would result from the conversion of 1,000,000 shares of Series B preferred stock, which Mr. Egan has the right to acquire within 60 days.

(6) Out of the total owned, 6,000,000 consist of shares which would result from the conversion of 500,000 shares of Series B preferred stock, which Mr. Stakelum has the right to acquire within 60 days.

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

     (a) On August 9, 2001, the Registrant entered into an employment agreement with Paul Egan for the positions of chief executive officer and a director. This agreement has a term of three years with a salary of $150,000 per year. This salary is to be reviewed by the board of directors not less frequently than annually, and may be adjusted in the sole discretion of the board of directors, but in no event will the salary be less than $12,500 per month. Under this agreement, Mr. Egan is permitted to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans of the Registrant that may be in effect from time to time, to the extent that he is eligible under the terms of those plans.

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

     (c) On August 9, 2001, the Registrant entered into an employment agreement with Dennis Johnston for the positions of secretary, general counsel, and a director. This agreement has a term of three years with a salary of $120,000 per year. This salary is to be reviewed by the board of directors not less frequently than annually, and may be adjusted in the sole discretion of the board of directors, but in no event will the salary be less than $10,000 per month. Under this agreement, Mr. Johnston is permitted to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans of the Registrant that may be in effect from time to time, to the extent that he is eligible under the terms of those plans. The Registrant has terminated this agreement in 2001.

     (d) On August 10, 2001, the Registrant purchased all of the assets of ePayLatina, S. A. in exchange for 1,000,000 restricted shares of Series A preferred stock in the Registrant. Each Series A preferred share is convertible into 12 shares of common stock in the Registrant. Conversion can occur upon the certification after 12 months that the Registrant has a before tax profit of at least $1,000,000 at which time, 1/3rd of the preferred shares become convertible into common. Then, on each 12-month anniversary date, again on certification of before tax profits of at least $1,000,000, another 1/3rd of the preferred shares will convert to common until all of the preferred stock has been converted. The preferred stock was disbursed to Paul Egan, the owner of ePayLatina, S. A. The preferred stock is voting and each share receives 12 votes on any issue brought before the shareholders.

     (e) On August 21, 2001, the Registrant issued restricted shares of common stock as a sign-on bonus under each of the employments agreements between Paul Egan, Ciaran Egan, and Dennis Johnston and the Registrant, as follows: (a) Paul Egan: 4,000,000 shares (valued at $392,000); (b) Ciaran Egan: 3,000,000 shares (valued at $294,000); and
(c) Dennis Johnston: 1,000,000 shares (valued at $98,000). Mr. Johnston's shares were cancelled in July 2002.

     (f) On August 22, 2001, Mr. Johnstron was issued 1,900,000 free trading shares of common stock (valued at $228,000) under a Form S-8. In about February 2002, the certificate for 1,900,000 shares was returned to the Registrant and cancelled; at that time, Mr. Johnston was reissued certificates totaling 500,000 shares, which he later sold.

     (g)  On November 5, 2001, the Registrant issued 14,400,000 million restricted shares of common stock with a value of $1,612,800 to Paul Egan. $900,000 was used to pay off a loan he made to the Registrant; the remaining $712,800 was considered compensation to him related to service he performed in the quarter ended September 30, 2001.

     (h) On November 22, 2002 and November 25, 2002, the Registrant issued restricted shares of common stock for directors fees, as a guarantee of accrued salaries, and (in the case of Paul Egan) to replace shares pledged as collateral as follows: (a) Paul Egan:
18,000,000; (b) Ciaran Egan: 8,000,000 shares; and (c) Fionn Stakelum:
1,000,000 shares. On this date, the Registrant also issued restricted shares of Series B preferred stock (currently convertible into restricted shares of common stock in the Registrant at the ratio of 12 to 1 with no restrictions) as follows: (a) Paul Egan: 1,000,000 shares; (b) Ciaran Egan: 1,000,000 shares; and (c) Fionn Stakelum:
500,000 shares. Finally, on this date the Registrant granted options under its Stock Incentive Plan as follows: (a) Paul Egan: an option for 10,000,000 shares; (b) Ciaran Egan: an option for 5,000,000 shares; and (c) Fionn Stakelum: an option for 500,000 shares. These options were immediately exercised at $0.01 per share into free trading shares of common stock.

     (i) The Registrant's president and a shareholder, Paul Egan, has advanced funds to the Registrant for its operations. These amounts include advances of $240,389 and accrued interest of $50,853 at June 30, 2003 and advances of $400,605 and accrued interest of $13,375 at June 30, 2002. The Registrant expects to repay this amount as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

ITEM 13.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

     Within the ninety days prior to the filing this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by the report pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and chief financial officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in Internal Controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The SEC has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of purchased intangibles and goodwill, which affects our amortization and write-offs of goodwill and other intangibles. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

Stock-Based Compensation.

     The Registrant records stock-based compensation to outside consultants at fair market value in non-cash compensation expense.
The Registrant records expense relating to stock options granted to employees with an exercise price less than market price at the time of grant pursuant to Accounting Principles Board ("APB") No. 25.
The Registrant reports pro-forma net loss and loss per share in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 148. This disclosure shows net loss and loss per share as if the Registrant had accounted for its employee stock options under the fair value method of those statements. Pro-forma information is calculated using the Black-Scholes pricing method at the date of grant. This option valuation model requires input of highly subjective assumptions. Because the Registrant's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

Goodwill and Intangible Asset Valuation.

     The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, the Registrant primarily uses the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates the Registrant uses to value and amortize intangible assets are consistent with the plans and estimates that the company uses to manage its business and are based on available historical information and industry estimates and averages.
These judgments can significantly affect the company's net operating results.

     During 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, which requires that, effective April 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. SFAS No. 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any.
The goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination.

     Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If the Registrant's actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the company could incur additional impairment charges.

ITEM 14. EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth under the Exhibit Index, which follows the consolidated financial statements.

Reports on Form 8-K.

     The following reports on Form 8-K was filed during the last quarter of the fiscal year covered by this Form 10-KSB:

     (a) A Form 8-K filed on April 9, 2003 to disclose that in the Registrant's Form 10-KSB for the fiscal year ended June 30, 2002 (filed with the Securities and Exchange Commission on November 13,
2002), that a reference in that filing to "patented" was in fact referring to the terms of a Certificate of Register issued to ePayLatina, S.A. by the Dominican Republic's National Office of Author's Right.

     (b) A Form 8-K filed on April 24, 2003 to disclose (a) a Letter Agreement, dated April 24, 2003, between FreeStar Acquisition
Corporation and the Registrant; (b) an option to be granted in connection with this proposed transaction; and (c) a press release issued on April 24, 2003 in connection with this proposed transaction.

     (c) A Form 8-K/A filed on April 25, 2003 to disclose the issuance of at 7:37 p.m. Eastern Daylight Time on April 24, 2003 of a press release to amend and clarify wording contained in the earlier press release of the Registrant on April 24, 2003.

     (d)  A Form 8-K filed on May 1, 2003 to disclose that on April
30, 2003, the Registrant entered into a Letter of Intent with Digital Courier Technologies, Inc. for the purpose of setting forth the proposed terms of an agreement in principle pursuant to which the Registrant intends to acquire 100% of the issued and outstanding common stock of that Registrant from the shareholders of the Registrant.

     (e) A Form 8-K filed on May 5, 2003 to disclose that in October 2002, the Registrant formed a new Registrant known as FreeStar
Processing Oy., which is headquartered in Helsinki, Finland. This Registrant is a wholly owned subsidiary of FreeStar Technologies
Ireland, Ltd.

     (f) A Form 8-K filed on May 9, 2003 to disclose that on May 7, 2003, Paul Egan held a conference call to discuss certain matters in connection with the Registrant.

     (g) A Form 8-K filed on May 30, 2003 to disclose that: (a) on May 21, 2003, Paul Egan held a conference call to discuss certain matters in connection with the Registrant; and (b) on May 29, 2003, the Registrant issued a press release discussing the gross turnover of its Finnish subsidiary, Rahaxi Processing Oy.

     (h) A Form 8-K /A filed on June 2, 2003 to disclose the following in connection with the acquisition of Rahaxi Processing Oy. by the Registrant: (a) audited financial statements for Rahaxi for the two most recent fiscal years ended April 30; (b) unaudited interim financial statements for Rahaxi for the period from May 1, 2002 through March 31, 2003; and pro forma financial information.

     (i) A Form 8-K/A filed on June 26, 2003 to disclose a Revised Letter of Intent between the Registrant and TransAxis, Inc. (formerly known as Digital Courier Technologies, Inc.), dated and accepted on June 20, 2003).

Index to Consolidated Financial Statements                               Page

Independent Auditors' Report                                               52

Consolidated Balance Sheets as of June 30, 2003                            53

Consolidated Statements of Operations and Comprehensive Loss
for the period from May 25, 2001 (inception) to June 30, 2002
and the year ended June 30, 2003                                           55

Consolidated Statement of Stockholders' Equity for the period from May 25, 2001 (inception) to June 30, 2002
and for the year ended June 30, 2003                                       56

Consolidated Statements of Cash Flows for the period
from May 25, 2001 (inception) to June 30, 2002
and for the year ended June 30, 2003                                       59

Notes to Consolidated Financial Statements                                 62

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FreeStar Technology Corporation



Dated: November 3, 2003                By: /s/ Paul Egan
                                       Paul Egan, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                    Title                                     Date

/s/  Paul Egan               President/Chief Executive         November 3, 2003
Paul Egan                    Officer/Director

/s/  Ciaran Egan             Secretary/Treasurer/Chief         November 3, 2003
Ciaran Egan                  Financial Officer (principal
                             financial and accounting
                             officer)/Director

/s/  Fionn Stakelum          Director                          November 3, 2003
Fionn Stakelum

                                 INDEPENDENT AUDITORS' REPORT

Board of Directors
FreeStar Technology Corporation
(formerly Freestar Technologies)
Santo Domingo
Dominican Republic

We have audited the accompanying consolidated balance sheets of FreeStar Technology Corporation (formerly Freestar Technologies) as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended June 30, 2003 and for the period from May 25, 2001 (inception) to June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FreeStar Technology Corporation (formerly Freestar Technologies) as of June 30, 2003 and 2002, and the results of its operations and cash flows for the year ended June 30, 2003 and for the period from May 25, 2001 (inception) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments to asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.
Certified Public Accountants
Irvine, California
October 16, 2003


                              FREESTAR TECHNOLOGY CORPORATION
                              (formerly Freestar Technologies)
                                CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                              2003    2002

                                           ASSETS

Current assets:
Cash and cash equivalents                                 $  64,423 $    2,441
Accounts receivable, net of allowance for
  doubtful account of $37,584 in 2003
  and $62,462 in 2002                                       136,762      3,271
Prepaid expenses                                                  -     52,018
Prepaid salaries to officers/related parties                130,500          -
Credits and deposits for future purchases of inventories          -    289,000
Other current assets                                         22,334          -

Total current assets                                        554,019    346,730

Property and equipment, net of accumulated
  depreciation and amortization                              50,187     14,291
Software, net of accumulated amortization                   358,350    337,006
Software license, net of accumulated amortization         2,594,856          -
Credit for future purchases of inventories                        -    675,000
Goodwill                                                  1,508,859          -
Other assets                                                  3,162      5,577

                                                          5,069,433  1,378,604

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                      760,113     148,115
Accrued salaries - related parties                               -     197,500
Bank overdraft                                                   -       9,578
Line of credit                                               5,091      11,154
Notes payable                                                    -     321,972
Deferred revenue                                            34,301           -
Due to related party for converted
pledged collateral                                         703,664           -

Due to related party                                       291,242     413,980

Total current liabilities                                1,794,411   1,102,299

Stockholders' equity:
Convertible preferred stock, series A,
$0.001 par value,
  1,000,000 shares  authorized;
  1,000,000 shares issued
   and outstanding in both 2003 and 2002                     1,000       1,000

Convertible preferred stock, series B,
$0.001 par value,
 4,000,000 shares  authorized;
 2,500,000 shares issued and outstanding                     2,500           -
Additional paid in capital - preferred stock             2,229,558     432,058

Common stock, $0.001 par value,
500,000,000 shares authorized;
183,373,834 in 2003 and 43,816,557 in 2002,
issued and outstanding                                     182,384      42,827
Additional paid-in capital - common stock               17,525,126   4,904,984
Deferred compensation                                     (700,693)   (818,166)
Subscription receivable                                   (270,000)          -
Accumulated deficit                                    (15,676,201) (4,233,822)
Accumulated other comprehensive loss                       (18,652)    (52,576)

Total stockholders' equity                               3,275,022     276,305

                                                         5,069,433   1,378,604

The accompanying notes are an integral part of these consolidated financial statements


                            FREESTAR TECHNOLOGY CORPORATION
                            (formerly Freestar Technologies)
             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                  Period From
                                                                  May 25, 2001
                                              Year Ended         (Inception) to
                                              June 30, 2003      June 30, 2002

Revenue                                       $     563,832      $      86,005

Cost of revenue                                     490,387             59,046

Gross profit                                         73,445             26,959

Operating expenses:
Non-cash compensation                             8,605,068          3,095,707
Selling, marketing, general and administrative    1,680,669          1,198,957
Write-off of credits for future purchases
of inventories                                      900,000                  -

Loss from operations                            (11,112,292)        (4,267,705)

Other income (expense):
Interest expense                                   (398,891)           (42,267)
Miscellaneous                                        68,804             76,150

Total other income (expense)                       (330,087)            33,883

Loss before income taxes                        (11,442,379)        (4,233,822)

Income taxes                                              -                  -

Net loss                                        (11,442,379)        (4,233,822)

Comprehensive gain (loss), foreign
currency translation adjustment                      33,924            (52,576)

Total comprehensive loss                        (11,408,455)        (4,286,398)

Loss per share - basic and diluted                    (0.10)             (0.15)

Weighted average shares outstanding -
basic and diluted                               109,095,770         27,647,006

The accompanying notes are an integral part of these consolidated financial statements

                       FREESTAR TECHNOLOGY CORPORATION
                       (formerly Freestar Technologies)
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2003 AND
             THE PERIOD FROM MAY 25, 2001 (INCEPTION) TO JUNE 30, 2002



        Preferred Stock                            Common stock
                                                                                                       Accum
                                                                                                       lated
                                                                                                        Com
                                                                                        Sub             prehen
                                       Addl                           Addl    De        scrip            sive     Total
                                       Paid                           Paid    ferred    tion     Accum   income   Stock
   Series A          Series B          In                             In     Compen    Receiv   lated  (loss)   holders
Shares  Amount    Shares    Amount    Capital    Shares    Amount    Capital  sation     able    Deficit         Equity
Balance at
May 25, 2001
1,000,000 $1,000     -       -       $432,058         -        -          -        -        -         -      -      33,058

Acquisition of
ePayLatina, S.A.
assets
        -      -     -       -              -  6,861,500   6,861         -         -        -         -      -       6,861

Issuance of
common stock to
pre-reorganization
shareholders
        -      -     -       -             -     988,750       -        -          -       -          -       -          -

Issuance of common stock
related to pay-off of note
payable to a major shareholder
         -     -     -       -             -   8,035,714   8,036   891,964         -       -          -        -   900,000

Issuance of common stock
to executives as
compensation
         -     -     -       -            -  13,364,286   13,364 1,385,436        -        -          -        - 1,398,800

Issuance of common stock to
various consultants and
legal advisors for
professional fees
         -      -     -      -            -  14,366,307   14,366 2,332,134  (818,166)      -         -         -   1,528,334

Issuance of common stock
as deposits
         -      -     -      -            -     200,000      200     43,800        -       -         -         -      44,000

Issuance of warrants to
various consultants
         -      -     -      -            -           -        -    168,573        -       -         -         -     168,573

Intrinsic value for
beneficial conversion
features on convertible notes
payable
         -      -     -      -            -          -        -      83,077        -       -        -          -       83,077

Net loss
         -      -     -      -            -          -         -          -        -       - (4,233,822) (52,576)  (4,286,398)

Balance at June 30, 2002
1,000,000   1,000     -      -    432,058 43,  816,557    42,827  4,904,984  (818,166)     - (4,233,822) (52,576)     276,305

Issuance of preferred stock
to executives as director fees
        -       - 2,500,000 2,500 1,797,500          -         -          -          -      -         -        -    1,800,000

Intrinsic value for
beneficial conversion
features on convertible notes
payable
        -       -        -      -         -          -        -      45,005          -       -       -         -        45,005

Issuance of common stock to
various consultants and legal
advisors for professional fees
        -       -        -      -         - 35,195,514   35,196   2,983,548    117,473        -      -         -     3,136,217

Issuance of common stock as
directors' fees
        -       -        -      -         - 16,000,000   16,000     768,000          -        -      -         -       784,000

Issuance of common stock to
purchase Rahaxi Processing Oy.
        -       -        -      -         - 45,200,000   45,200   3,953,900         -        -       -         -     3,999,100

Issuance of common stock to
pay off debt
        -       -        -      -         -  4,000,000    4,000     266,000        -        -        -         -       270,000

Issuance of common stock for
unpaid salaries of
executives
        -       -        -      -        -  7,000,000     7,000     336,000        -        -        -         -       343,000

Issuance of common stock for
exercise of stock options by
executives
        -       -        -      -        - 15,500,000    15,500     139,500        - (155,000)       -         -             -

Issuance of
common stock for
exercise of stock options by
consultants
        -       -        -      -       -   9,911,763     9,911     782,088        -   (5,000)       -         -       786,999

Sales of common stock to
investors
        -       -        -      -       -   5,750,000     5,750     362,250        -  (100,000)      -         -       268,000

Issuance of common stock for
exercise of stock options by
employees
        -       -        -      -       -   1,000,000     1,000       9,000        -   (10,000)      -         -             -

Fair value for warrants issued
to a consultant
        -       -        -      -       -           -         -     267,796        -         -       -         -       267,796

Intrinsic value of
stock options issued to
employees
        -       -       -       -       -           -        -      900,000        -         -       -         -       900,000

Fair value of stock options
issued to consultants
        -       -       -       -       -          -         -    1,807,055       -          -       -         -     1,807,055

Net loss
        -       -       -       -       -          -         -            -        -         -(11,442,379) 33,924 (11,408,455)

Balance at June 30, 2003
1,000,000 1,000 2,500,000 2,500 2,229,558 183,373,834 182,384 17,525,126  (700,693) (270,000) (15,676,201) (18,652) 3,275,022






The accompanying notes are an integral part of these consolidated financial statements

                            FREESTAR TECHNOLOGY CORPORATION
                            (formerly Freestar Technologies)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Period From
                                                                  May 25, 2001
                                              Year Ended         (Inception) to
                                              June 30, 2003      June 30, 2002

Cash flows provided by (used for)
operating activities:
Net loss                                      $   (11,442,379)   $  (4,233,822)

Adjustments to reconcile net
loss to net cash
provided by (used for)
operating activities:
Depreciation and amortization                         311,556          160,580
Bad debt                                                3,149           64,925
Non-cash compensation                               8,605,068        3,095,707
Amortization of financing cost on convertible
notes payable                                         234,918                -
Amortization of discount for
beneficial conversion
features on convertible
notes payable                                         106,752           20,769

Impairment of credit for
purchases of future inventories                       900,000                -

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable                                    32,617          (65,733)

Deposits for inventory purchase                        64,000          (20,000)
Prepaid expenses                                       52,018          (52,018)

Prepaid salaries to related parties                    15,000                -

Other current assets                                  (11,933)               -

Other assets                                                -           (5,577)

Increase (decrease) in liabilities

Accounts payable and accrued expenses                  63,726          148,115

Accrued salaries - related parties                          -          197,500

Accrued interest - advances from related party         50,853           13,375

Total adjustments                                  10,427,724        3,557,643

Net cash used by operating activities              (1,014,655)        (676,179)

Cash flows provided by (used for)
investing activities:
Purchases of computer and office equipment             (3,360)         (19,811)
Purchases of software                                (159,658)               -
Cash paid for acquisition of Rahaxi Processing Oy.,
net of cash received                                  (11,113)               -

Net cash used by investing activities                (174,131)         (19,811)

Cash flows provided by (used for)
financing activities:
Principal proceeds from line
of credit agreement                                   (6,063)           11,154
Proceeds from overdraft                               (9,578)            9,578
Proceeds from issuance of notes payable              350,000           384,280
Proceeds from advances from related party             54,531           400,605
Proceeds from exercise of options by employees and
consultants                                          415,000                 -
Proceeds from sales of common
stock and warrants                                   730,000                 -

Net cash provided by financing activities          1,533,890           805,617

Net increase (decrease) in cash and cash
equivalents                                          345,104           109,627

Effect of exchange rate changes on cash              (83,122)         (107,186)

Cash and cash equivalents, beginning of period         2,441                 -

Cash and cash equivalents, end of period             264,423             2,441

Supplemental disclosure of cash flow information:
Interest paid                                              -            11,411

Income tax paid                                            -                 -

Issuance of 200,000 shares of common
stock for purchase deposit                                 -            44,000

Issuance of 8,035,714 shares of common
stock to purchase merchandise
credits from Paul Egan                                     -           900,000

Shares, options, and warrants issued for services  5,221,068         1,696,908

Issuance of shares of preferred stock as
executive compensation                             1,800,000         1,398,800

Intrinsic value of options issued to
executive compensation                               800,000                 -

Shares of common stock issued as
directors' fees                                      784,000                 -

Issuance of 4 million shares of common
stock to replace shares
a shareholder contributed for a debt
conversion                                           270,000                 -

Shares issued to pay off executive salaries          343,000                 -

Discount for beneficial conversion
features on convertible notes payable                106,752            83,077

Debt to related party incurred in
relation to convertible notes payable
and related accrued expenses paid off
by share owned by
president of the Company                             679,869                 -

Issuance of 45,200,000 shares to acquire
86.6 % interest of
Rahaxi Processing Oy.                              3,488,000                 -

Accrual of 8,100,000 shares to be issued
to acquire 13.4% interest of
Rahaxi Processing Oy.                                511,100                 -


The accompanying notes are an integral part of these consolidated financial statements


                               FREESTAR TECHNOLOGY CORPORATION
                               (formerly Freestar Technologies)
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AS OF JUNE 30, 2003 AND 2002

(1)  Summary of Significant Accounting Policies:

Business Activity:

FreeStar Technology Corporation (formerly Freestar Technologies) (the "Company" or "FreeStar"), was formed on November 17, 1999 as a Nevada corporation. Its principal offices are in Santo Domingo, Dominican Republic. FreeStar has developed software-enabling e-commerce transactions over the Internet, using credit, debit, ATM (with PIN), or smart cards.

The Company intends to have four main revenue sources: (1) sales of its PaySafe devices "ePayPad"; (2) processing fees related to the transactions through the use of ePayPad and merchant services (the Company intends to charge a fee for these transactions ranging from 0.3% to 1.3% of the value of the transaction); (3) revenue from the Company's transaction fees stemming from its Internet Payment Gateway (estimated to be about 0.5% to 3.5% of the value of the transaction); and (4) revenue stemming from Rahaxi Processing Oy. which, derives income from the transaction fees it receives from processing online point of sale terminal transactions in Finland.

ePayPad is one of several card swipe devices that FreeStar is currently utilizing to deliver its pay safe now solution. The ePayPad is a small desktop hardware device resembling a credit card reader found at your local supermarket or bank. This unobtrusive box is equipped with a credit card reader and a ten key numeric keypad. The ePayPad allows the consumers to securely shop and pay bills on-line. Through June 30, 2003, the Company has sold approximately 2,500 units of ePayPad.

On August 10, 2001, the Company purchased all of the assets of ePayLatina, S.A., a privately held company formed in May 2001, in exchange of 1,000,000 shares of Series A convertible preferred stock in FreeStar. These preferred shares will convert to 12,000,000 shares of common stock over a period of three years commencing twelve months after the consummation of this transaction subject to minimum earnings criteria. As of June 30, 2003, the Company has not met the minimum requirements of converting these shares. This acquisition was approved by the both companies' shareholders.

For accounting purposes, the acquisition was accounted for using the purchase method, with ePayLatina, S.A. as the accounting acquirer in a reverse acquisition. Therefore, the historical equity of the Company has been adjusted to reflect the conversion of ePayLatina, S.A. common stock to that of the Company. Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of ePayLatina, S.A. and include only the transactions of the Company after the acquisition. Pursuant to the terms of the Asset Purchase Agreement, by and between the Company and ePayLatina, S.A., certain Company shareholders were to receive 6,667,000 shares of FreeStar stock after the acquisition. These issued shares were later in dispute and were cancelled on April 23, 2002 (see Note 19).

Following the acquisition, the Company adopted ePayLatina, S.A.'s fiscal year end, June 30.

On September 22, 2002, the Company entered into an agreement to purchase privately held Rahaxi Processing Oy. ("Rahaxi", the "Rahaxi Acquisition"), a Northern European online credit card processing enterprise headquartered in Helsinki, Finland, from Heroya Investments
Limited ("Heroya").   Rahaxi provides full card payment processing,
transaction authorization, data capture and settlement facilities for Visa, MasterCard, American Express, Diners Club, JCB and all bank-issued domestic debit cards. Rahaxi also provides specialist value-added processing applications for fleet, fuel and loyalty card schemes. The company currently offers a multi-currency facility to merchants in Finnish Marks, Euros and Estonian Crowns. However the systems are fully prepared to handle a variety of currencies, subject to the sponsoring bank having the required currency facilities via Visa and/or MasterCard.

The terms of the Rahaxi Acquisition were amended in December 2002, in February 2003, and a third time in June 2003. The final terms call for the Company to issue an aggregate of 53,300,000 shares of its common stock in exchange for 100% of the stock of Rahaxi.

After its acquisition of Rahaxi, the Company has shifted its business focus on payment processing in the European market. Majority of its revenue for the year ended June 30, 2003 was generated from processing fee through Rahaxi. The Company will continue to expand its business to other European market outside Finland.

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported net losses of $11,442,379 for the year ended June 30, 2003, and has an accumulated deficit of $15,676,201 as of June 30, 2003.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern. Management intends to raise financing through the sale of its stock both on the public market and in private placements to individual investors. Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. This will be accomplished by hiring additional personnel and focusing sales and marketing efforts on the distribution of product through key marketing channels currently being developed by the Company. The Company also intends to pursue the acquisition of certain strategic industry partners where appropriate.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Rahaxi
Processing Oy., effective January 16, 2003. All material intercompany transactions have been eliminated.

Reporting Period:

The consolidated financial statements have been prepared and presented for the year ended June 30, 2003 and the period from May 25, 2001 (inception) to June 30, 2002. The Company's consolidated financial statements for 2002 included the operations for ePayLatina, S.A. from May 25, 2001, the date ePayLatina, S.A. was formed, to June 30, 2002. The transactions from May 25, 2001 to June 30, 2001 were immaterial to the accompanying consolidated financial statements.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

The Company recognizes revenue when products are shipped or services provided to its customers. Provisions for discounts and other adjustments are provided for in the same period the related sales are recorded.

Processing fee revenue is earned based upon the actual number of transactions processed through its processing system. Transaction processing fees are recognized in the period that the service is performed. These fees are charged on a per transaction basis, depending on the arrangement with the customer. Prebilling for estimated number of transactions processed in the future periods was classified as deferred revenue.

Cash and Cash Equivalents:

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at June 30, 2003 and 2002.

Accounts Receivable:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $37,584 at June 30, 2003 and $62,462 at June 30, 2002.

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

The estimated service lives of property and equipment are as follows:

Computer equipment                         4 years
Leasehold improvements                     3 years

Software Cost:

Software cost consists of the Enhanced Transactions Secured Software ("ETSS"), which was originally contributed by the founder and president of ePayLatina, S.A. This software is essential for the use of the Company's ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three years.

Software License:

In connection with the acquisition of Rahaxi, the Company allocated $2,719,500 to the BAS24 software license, which represents the fair value of purchasing the license. Such software license does not have an expiration date. However, the Company will need to upgrade the software in order to be competitive in the payment processing industry. Based on the Company's assessment, the estimated life of the software without any upgrade approximates ten year. The software license cost is amortized on a straight-line basis over a period of ten years.

Deferred Revenue:

Deferred revenue is recorded when estimated future processing fees were billed in advance. Deferred revenue is recognized when payment-processing fees are earned.

Research and Development:

Research, development, and engineering costs are expensed in the year incurred. These costs were $44,000 for the year ended June 30, 2003 and $0 for the period ended June 30, 2002.

Long-Lived Assets:

In accordance with Statement of Financial Accounting Standards
("SFAS") No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. During the year ended June 30, 2003, the Company wrote off a credit for the future purchases of inventories in the amount of $900,000.

Goodwill:

Beginning in fiscal year ended June 30, 2003, with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but instead tested for impairment at least annually.
As of June 30, 2003, the Company performed an initial goodwill impairment review using the market capitalization approach and determined goodwill was not impaired related to the acquisition of Rahaxi.

Advertising:

The Company expenses advertising costs when incurred.   Advertising
expense totaled $0 and $2,024, respectively, for the year ended June 30, 2003 and period ended June 30, 2002.

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

Fair Value of Financial Instruments:

The carrying amount of the Company's cash and cash equivalents, accounts receivable, notes payable, bank overdraft, line of credit, accounts payable and accrued expenses, none of which is held for trading, approximates their estimated fair values due to the short-term maturities of those financial instruments.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2003 and 2002 and for the year and period then ended, the Company reported the foreign currency translation adjustment as other comprehensive income
(loss) in the consolidated financial statements.

Basic and Diluted Loss Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-
dilutive.   The Company has excluded all outstanding warrants from the calculation of diluted net loss per share because these securities are anti-dilutive.

Concentrations of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of sales with customers. Credit risk is generally relatively high as a result of the limited numbers of its customers since inception, which are located primarily in Dominican Republic and Finland. FreeStar extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $37,584 and $62,462, respectively, in the June 30, 2003 and 2002 balance sheets, respectively. The Company's single largest customer accounted for over 90% of the Company's sales for the period ended June 30, 2002. The Company's two largest customers accounted for over approximately 14% and 11% of its sales for the period ended June 30, 2003.

Segment Reporting:

Based on management's representation, the Company operates in two business segments: the sale of its secure transaction processing
PaySafe System and transaction processing fees generated by Rahaxi, its wholly-owned subsidiary.

Foreign Currency Translation Adjustment:

The Company's operations are principally in Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso and in Helsinki Finland under the Rahaxi subsidiary, operated in its local currency, the Euro. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $(18,652) and $(52,576), respectively, for the year ended June 30, 2003 and for the period ended June 30, 2002.

Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price.
When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the Black-Scholes pricing model and expensed over the period services are provided.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS No. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the third quarter of fiscal 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                                    2003          2002

Net loss, as reported                          $(11,442,379)    $(4,233,822)
Compensation recognized under APB No. 25            900,000               -
Compensation recognized under SFAS 123             (900,569)              -
Proforma net loss                              $(11,442,948)    $(4,233,822)

Proforma loss per share                        $      (0.10)    $     (0.15)

New Accounting Pronouncements:

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances.
The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation No. 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. The Company does not expect adoption of this statement to have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instrument with characteristics of both liabilities and equity. It requires that issuers classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement with the definitions of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements."
The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instrument including puttable shares, convertible bonds, and dual indexed financial instruments. This Statement is effective for financial instruments entered into modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. The Company does not expect adoption of this statement to have a material impact on the Company's financial position or results of operations.

(2)  Business Acquisitions:

Acquisition of ePayLatina, S.A.:

On August 10, 2001, the Company purchased all of the assets of ePayLatina, S.A., a privately held company, formed in May 2001, in exchange for 1,000,000 shares of Series A convertible preferred stock in FreeStar. These preferred shares shall convert to 12,000,000 shares of common stock over a period of three years commencing twelve months after the consummation of this transaction subject to minimum earnings criteria. The holders of Series A convertible preferred stock are entitled to twelve votes for each share held. As of June 30, 2003 and 2002, the Company has not met the minimum requirements of converting these shares. This acquisition was approved by the both companies' shareholders.

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

Acquisition of Rahaxi Processing Oy.:

On September 10, 2002, the Company entered into an agreement with Heroya Investments Limited ("Heroya"; the "Rahaxi Acquisition Agreement") for the acquisition of Rahaxi Processing Oy. The original terms of the Rahaxi Acquisition provided for the Company to make incremental cash payments to Heroya over the course of 13 months, and to collateralize the full value of the acquisition in the form of an equivalent amount of common stock of the Company. In addition, Heroya is entitled to receive 10% of the net profits generated by Rahaxi for the first four quarters immediately following the closing date.

On December 16, 2002, the Company and Heroya executed a first amendment ("Amendment I") to the Rahaxi Acquisition Agreement. Under Amendment I, the purchase price of $4,300,000 is to be paid in restricted common stock of the Company, and cash, as follows:

(a) The Company is to issue to Heroya 22,000,000 shares of common stock in consideration for 53.3% of Rahaxi's common stock outstanding (16 of 30 shares) no later than January 1, 2003.
(b) The remainder of the purchase price is to be paid in cash, with payments due from February 16, 2003 to December 16, 2003. The Company may pay the entire balance of the purchase price in full at any time.

On January 16, 2003, the Company issued 22,000,000 shares of common stock in order to obtain a majority interest of Rahaxi. Since the remainder of the purchase price was to be made in installments, the Company considered the transaction to be completed as of that date.

On February 25, 2003, the Company and Heroya executed a second amendment ("Amendment II") to the Rahaxi Acquisition Agreement. Under Amendment II, the cash purchase price is to be reduced from approximately 47% to approximately 13%. Thus, the Company's holding of Rahaxi shares increased from 16 to 26 (representing approximately 87% of the 30 shares issued and outstanding). Payment was to be made as follows:

(a) The Company shall issue to Heroya 23,200,000 shares of common stock in consideration for an additional 33.3% of Rahaxi's common stock outstanding (additional 10 of 30 shares) no later than March 10, 2003.

(b) The remainder of the cash purchase price totaling $552,100 is to be paid in cash, with payments due from March 10, 2003 to December 16, 2003. The Company may pay the entire balance of the purchase price in full at any time.

On June 27, 2003, the Company and Heroya executed a third amendment ("Amendment III") to the Rahaxi Acquisition Agreement. Under Amendment III, the Company will issue an additional 8,100,000 shares of common stock in lieu of the remaining cash consideration due Heroya under Amendment II, or $502,100 ($552,100 less $50,000 cash paid).
The total purchase price was 53,300,000 shares of the Company's common stock and cash of $100,000.

Pursuant to the terms of the Agreement, the actual purchase price was based on the fair value of the Company's stock on the dates of the grant plus cash to be paid in the future periods. The operating results of Rahaxi beginning January 16, 2003 are included in the accompanying consolidated statements of operations.

The total purchase price was valued at approximately $4,010,013 and is summarized as follows:

The purchase price was
allocated as follows:

    Accounts receivable  $    160,208
    Other current assets       10,973
    Fixed assets               46,154
    Software                  114,540
    Software license fee    2,719,500
    Goodwill                1,508,859
    Accounts payable and
 accrued expenses            (518,572)
    Deferred revenue          (31,649)

                            $4,010,013

The Company has one year from the date of acquisition "allocation period" to make purchase price adjustments including those to goodwill for new information affecting the original purchase price allocation.

Proforma results of operations as if the Rahaxi Processing Oy. had been acquired at the beginning of the fiscal year are as follows:

                                                   2003           2002

Revenue:
  As reported                                   $    563,832     $      86,005
  Pro forma                                        1,111,302           534,061

Net loss:
  As reported                                    (11,442,379)       (4,233,822)
  Pro forma                                      (11,590,585)       (4,348,348)

Basic and diluted loss per share:

  As reported                                          (0.10)            (0.15)
  Pro forma                                            (0.08)            (0.05)

(3)  Accounts Receivable:

A summary is as follows:

                                                                  June 30,
                                                           2003            2002

Trade                                                     $ 174,346   $ 65,733
Allowance for doubtful accounts                              37,584     62,462
                                                          $ 136,762   $  3,271

Accounts receivable at June 30, 2002 includes $62,462 from Interleisure, S.A., which is related through Paul Egan, president and chief executive officer of the Company, who is also one of the officers of Interleisure, S.A. The outstanding amount represents administrative charges for sharing office space. As of June 30, 2003, the Company reserved the full amount of uncollectible accounts of FreeStar totaling $37,584 as allowance for doubtful account.

(4)  Credits and Deposits for Future Purchase of Inventories:

At June 30, 2002, the Company had a credit to purchase its PaySafe devices "ePayPad." This credit was contributed by the Company's major shareholder. Under the agreement with Connex Technologies, Inc. ("Connex"), formerly Asia Pacific Micro, S.A., the Company has available $900,000 credit against the purchase of ePayPad based on applying a $15 credit per unit for 60,000 units.

At June 30, 2002, the Company expected to use approximately 25% of the credit in the next 12 months and the remaining 75% over the next three to four years. Accordingly, $225,000 of this credit, representing 25% of the total credit amount, is classified as current assets and the remaining $675,000 is classified as non-current.

At June 30, 2003, management was unable to substantiate the credit and its future use, and accordingly, has fully reserved the balance. The eventual utilization of this credit, if any, will be applied against any future inventory purchases as such purchases are made.

The Company made a deposit of $20,000 with Connex for an order of the USB version ePayPad in May 2002. In addition, the Company issued 200,000 shares of S-8 common stock with a value of $44,000 to the principal of Connex as a deposit for the research and development cost for converting the ePayPad to USB version. As of June 30, 2002, Connex had not yet completed the order and the deposit is therefore classified in current assets. During the year ended June 30, 2003, Connex completed work on the USB version of the ePayPad and the Company expensed the $44,000 in the period.

(5)  Goodwill:

During the year ended June 30, 2003, the Company adopted SFAS No. 142, which requires the Company to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite useful life be reviewed for impairment upon adoption of SFAS No. 142 and annually thereafter. Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. As of June 30, 2003, the Company performed an initial goodwill impairment review using the market capitalization approach and determined that no goodwill impairment existed related to the acquisition of Rahaxi. See note 2 regarding further discussions pertaining to the "allocation period" for purchase price adjustments.

The change of carrying value of the goodwill is summarized as follows:


                                                  2003           2002

Balance at the beginning of the year:         $       -     $         -
  Goodwill acquired during the year           1,508,859               -
   Impairment loss during the year                    -               -
Balance at the end of the year                1,508,859               -

(6)  Property and Equipment:

A summary is as follows:

                                                                   June 30,
                                                              2003         2002

Computer Equipment                                         $ 68,045    $ 13,035
Leasehold Improvements                                        3,842       6,776
                                                             71,887      19,811
Less accumulated depreciation
   and amortization                                          21,700       5,520
                                                             50,187      14,291

Depreciation and amortization expense for property and equipment amounted to $12,779 and $5,738, respectively, for the year ended June 30, 2003 and the period ended June 30, 2002.

(7)  Software Cost and Software License:

A summary is as follows:

                                                                   June 30,
                                                              2003         2002

"ETSS" Software                                            $231,237   $407,842
Rahaxi System Software                                      154,447          -
Software development costs                                  203,956     78,133
                                                            589,640    485,975

Less accumulated amortization                               231,290    148,969

                                                            358,350    337,006

In relation with the purchase of Rahaxi in January 2003, $2,719,500, the fair value of the BAS24 Release 6, was allocated to the software license cost. Accumulated amortization amounted to $124,644 as of June 30, 2003.

Amortization expense for software cost and software license cost amounted to $298,777 and $154,842, respectively, for the year ended June 30, 2003 and the period ended June 30, 2002.

Estimated amortiztion expense of software cost and software license for the future periods are summarized as follows:

Years ended June 30,


2004         $   387,950
2005             387,950
2006             387,950
2007             282,300
2008             271,950

Thereafter

               1,235,106

             $ 2,953,206

(8)  Line of Credit and Notes Payable:

Bank Credit Line:

The Company has an unsecured note payable with Banc Nacional de
Credito, a Dominican Republic bank, of $5,091 and $ 11,154, respectively, at June 30, 2003 and 2002, respectively. The note carries an interest rate of 48% per annum and is payable on demand.

Note Payable:

On March 25, 2002, the Company entered into financing agreements with Boat Basin Investors LLC and Papell Holdings, Ltd. Under the terms of the agreements, the Company issued 8% convertible notes payable to these two parties, in the amounts of $70,000 and $200,000. These convertible notes matured on March 1, 2003 and were collateralized by 4,000,000 restricted shares of common stock pledged by the majority stockholder. The notes were convertible after 61 days into common stock at the lower of 80% of the average closing bid price at the conversion date. If the Company, at any time while these notes are outstanding, does any of the following, (a) pay stock dividend or any form of distributions on common shares, (b) subdivide outstanding shares of the common stock into a larger number of shares, (c) combine outstanding shares of the common stock into smaller number of shares, or (d) issue by reclassification of shares of common stock any shares of capital stock of the Company, the conversion price shall be revised per a pre-defined formula. During the period ended June 30, 2002, none of the principal amount was converted to common stock. The interest is payable on the earlier of the conversion date of the notes or the maturity date with any unpaid interest at an accelerated rate of 18%. Furthermore, the Company was required to file a registration statement by May 25, 2002 for 200% of the number of shares into which the notes plus accrued interest can be.

In addition, since this debt is convertible into equity at the option of the note holder at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective rate over the life of the debt in accordance with EITF No. 00-27. The Company recorded a discount of $83,077 and amortized $20,769 as interest expense for the period ended June 30, 2002. Any unamortized debt discount related to the beneficial conversion feature will be charged to interest expense upon conversion.

The Company defaulted on the registration requirement and consequently was required to pay the investors a 9% penalty on the amount borrowed. As of June 30, 2002, the Company recorded $24,300 related to the penalties. In addition, the common shares collateralizing the loans were taken by the lender and subsequently sold.

At October 19, 2002, the Company was in default of these agreements.
All collateralized common shares were taken into possession by the lenders.

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

These notes payable were convertible into equity at the option of the note holders at beneficial conversion rates, an embedded beneficial conversion feature will be recorded as a debt discount and amortized using the effective rate over the life of the debt in accordance with EITF No. 00-27. The Company has an unamortized discount of $62,308 related to convertible notes payable of $270,000 as of June 30, 2002 and recorded a discount of $44,444 related to the $400,000 convertible debts. The Company recorded amortization of discounts of $31,880 on these convertible notes during the quarter ended September 30, 2002, and fully amortized the remaining discount of $74,872 during the quarter ended December 31, 2002.

In December 2002, the Company received an additional $237,000 less $37,000 financing fees from these same lenders.

In June 2002, this lender group exercised their rights against the 4,000,000 shares pledged by the president of the Company in full satisfaction of the $270,000 note payable. The parties dispute the effect and effective date of such exercise. Such dispute had not been resolved as of June 30, 2003 and the litigation is ongoing.

In December 2002, this lender group exercised their rights against the 14,400,000 shares pledged by the president of the Company in full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300. As of December
31, 2002, the Company considered the notes payable and related expenses totaling $679,869 with this lender group to be satisfied, and has recorded a payable to the president for this amount plus accrued interest of $23,795 in the accompanying balance sheet at June 30, 2003. The Company intends to issue new stock to replace such pledged shares. Prepaid financing cost and debt discounts related to this convertible debt were expensed during the quarter ended December 31, 2002.

The Company is litigating with this lender group regarding excessive financing cost, number of shares to be returned to the Company and certain terms of the debt agreements. Since the outcome cannot be reasonably estimated, such matters were not reflected in the financial statements for the period ended June 30, 2003.

(9)  Due to Related Party:

The Company's president and shareholder, Paul Egan, has advanced funds to the Company for the Company's operations. These amounts include advances of $240,389 and accrued interest of $50,853 at June 30, 2003 and advances of $400,605 and accrued interest of $13,375 at June 30, 2002. The Company expects to repay this amount as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

(10)  Income Taxes:

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly a valuation allowance, in an amount equal to the net deferred tax asset as of June 30, 2002 has been established to reflect these uncertainties. As of June 30, 2003 and June 30, 2002, the deferred tax asset before valuation allowance is approximately $4,921,000 and $1,340,000, respectively, for federal purposes.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Income tax provision amounted to $0 for both the year ended June 30, 2003 and the period ended June 30, 2002 (an effective rate of 0%). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:


                                                      2003            2002
Computed tax (benefit) at federal
statutory rate of 34%                            $(3,887,000)      $(1,440,000)
Estimated net operating loss
carryforward limitation                                    -           100,000
Write-off of credit for future
purchases of inventories                             306,000                 -
Change in valuation allowance                      3,581,000         1,340,000

                                                           -                 -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                     2003            2002

Deferred tax assets:
Allowance for doubtful accounts                   $    12,800     $     21,700
Impairment of credit for future
purchases of inventories                              306,000                -
Accrued vacation                                          600              900
Net operating losses carryforwards                  4,601,600        1,317,400

Net deferred assets before
valuation allowance                                 4,921,000        1,340,000
Valuation allowance                                (4,921,000)      (1,340,000)

                                                            -                -

At June 30, 2003 and 2002, the Company has available unused net operating losses carryforwards of approximately $14,500,000 and $3,900,000, respectively, for federal purposes that may be applied against future taxable income and that, if unused, begins to expire in 2022.

(11)  Stock Options:

Effective October 25, 2001, the Company adopted the Stock Option Plan (the "Plan") under which all employees may be granted options to purchase shares of the Company's authorized but unissued common stock. The maximum number of shares of the Company's common stock available for issuance under the Plan is 15,000,000 shares, which was increased to 25,000,000 shares effective December 11, 2002. On June 2, 2003, the maximum number of shares available was amended to 50,000,000 shares. As June 30, 2003 and June 30, 2002, the maximum number of shares available for future grants under the Plan is 33,500,000 and 15,000,000, respectively. Under the Plan, the option exercise price is equal to whatever price is established by the board of directors, in its sole discretion, on the date of the grant or the fair market value of the Company's common stock at the date of grant. Options
expire no later than ten years from the grant date.   During the year
ended June 30, 2003, the Company granted 16,500,000 options to employees below the fair market value at the date of grant. During the year ended June 30, 2003 and the period ended June 30, 2002, the Company recognized expense of $900,000 and $0, respectively, for the excess of the fair value of the common stock over the exercise price. All the shares granted during the year ended June 30, 2003 were exercised shortly after the grant. As of June 30, 2003, unpaid exercise price of $155,000 was included in stock subscription receivable. There were no shares issued or outstanding under the Plan at June 30, 2002.

The weighted average estimated fair value of stock options granted during 2003 and 2002 was $0.053 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model for stock options granted in 2003 and 2002 were as follows:

                                                     2003         2002

Risk-free interest rate                          3.27 to 4.05%    N/A
Expected volatility of common stock               123 to 163%     N/A
Dividend yield                                             0%     N/A
Expected life of options                           1/12 year      N/A

The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options. The Company's options do not have the characteristics of traded options, therefore, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

(12)  Warrants:

On August 15, 2001, the Board of Directors approved and issued a warrant covering 250,000 shares of common stock to a consultant at an exercise price of $0.18 per share for 50,000 warrants and at 50% of market price at exercise for 200,000 warrants. The Company recognized an expense of $44,986. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 5.5%, (iii) expected volatility of 406%, and (iv) an expected life of three years.

On March 21, 2002, the Board of Directors approved and issued a warrant covering 400,000 shares of common stock to a consultant at an exercise price ranging from $0.50 to $1.00 per share. The Company recognized an expense of $21,780. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 4.35%, (iii) expected volatility of 238%, and (iv) an expected life of six months.

On March 25, 2002, the Board of Directors approved and issued a warrant covering 700,000 shares of common stock to a financing company and various consultants. 350,000 warrants can be exercised at the conversion price and the remaining 350,000 warrants can be exercised
at 125% of the conversion price.   Conversion price means the lower of
(1) the average closing bid price of a share of common stock as reported by the OTC Bulletin Board for the 10 trading days prior to March 25, 2002, or (2) the average closing bid price of a share of common stock as reported by the OTC Bulletin Board for the 5 trading days immediately preceding the date of the receipt of the conversion notice. The Company recognized an expense of $101,807. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 4.35%, (iii) expected volatility of 238%, and (iv) an expected life of six months.
On December 11, 2002, the Board of Directors approved and issued a warrant covering 4,500,000 shares of common stock to a consultant at an exercise price of $0.14 per share. The Company recognized an expense of $177,796. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.99%, (iii) expected volatility of 160%, and (iv) an expected life of 30 months

On February 13, 2003, the Board of Directors approved and issued a warrant covering 3,500,000 shares of common stock to a consultant at an exercise price of $0.07 per share. The Company recognized an expense of $249,638. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.87%, (iii) expected volatility of 165%, and (iv) an expected life of 6 months. These warrants were exercised in February and March 2003.

On March 11, 2003, the Board of Directors approved and issued a warrant covering 3,500,000 shares of common stock to a consultant at an exercise price of $0.07 per share. The Company recognized an expense of $274,584. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.59%, (iii) expected volatility of 158%, and (iv) an expected life of 6 months.

On March 11, 2003, the Board of Directors approved and issued a warrant covering 3,500,000 shares of common stock to a consultant at an exercise price of $0.10 per share. The Company recognized an expense of $229,429. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.59%, (iii) expected volatility of 158%, and (iv) an expected life of 6 months.

On March 13, 2003, the Board of Directors approved and issued a warrant covering 500,000 shares of common stock to a consultant at an exercise price of $0.10 per share. The Company recognized an expense of $40,880. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions:
(i) no expected dividends, (ii) a risk free interest rate of 3.73%,
(iii) expected volatility of 158%, and (iv) an expected life of 6 months. These warrants were exercised in March 2003.

On March 21, 2003, the Board of Directors approved and issued a warrant covering 3,000,000 shares of common stock to a consultant at an exercise price of $0.07 per share. The Company recognized an expense of $382,209. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 4.09%, (iii) expected volatility of 126%, and (iv) an expected life of 6 months. 794,117 of these warrants were exercised in March 2003, and 411,765 of these warrants were exercised in April 2003.

On March 21, 2003, the Board of Directors approved and issued a warrant covering 3,000,000 shares of common stock to a consultant at an exercise price of $0.10 per share. The Company recognized an expense of $321,777. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 4.09%, (iii) expected volatility of 126%, and (iv) an expected life of 6 months. 794,117 of these warrants were exercised in February 2003, and 411,764 of these warrants were exercised in April 2003.

On April 25, 2003, the Board of Directors approved and issued a warrant covering 1,000,000 shares of common stock to a consultant at an exercise price of $0.13 per share. The Company recognized an expense of $98,419. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.73%, (iii) expected volatility of 124%, and (iv) an expected life of 6 months. These warrants were exercised in April 2003.

On April 29, 2003, the Board of Directors approved and issued a warrant covering 500,000 shares of common stock to a consultant at an exercise price of $0.13 per share. The Company recognized an expense of $41,089. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions:
(i) no expected dividends, (ii) a risk free interest rate of 3.73%,
(iii) expected volatility of 125%, and (iv) an expected life of 6 months. These warrants were exercised in April 2003.

On May 15, 2003, the Board of Directors approved and issued a warrant covering 500,000 shares of common stock to a consultant at an exercise price of $0.08 per share. The Company recognized an expense of $46,075. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions:
(i) no expected dividends, (ii) a risk free interest rate of 3.73%,
(iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in May 2003.

On May 15, 2003, the Board of Directors approved and issued a warrant covering 500,000 shares of common stock to a consultant at an exercise price of $0.10 per share. The Company recognized an expense of $40,191. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions:
(i) no expected dividends, (ii) a risk free interest rate of 3.73%,
(iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in May 2003.

On June 3, 2003, the Board of Directors approved and issued a warrant covering 500,000 shares of common stock to a consultant at an exercise price of $0.06 per share. The Company recognized an expense of $48,300. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions:
(i) no expected dividends, (ii) a risk free interest rate of 3.73%,
(iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in June 2003.

On June 11, 2003, the Board of Directors approved and issued a warrant covering 500,000 shares of common stock to a consultant at an exercise price of $0.06 per share. The Company recognized an expense of $34,465. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions:
(i) no expected dividends, (ii) a risk free interest rate of 3.73%,
(iii) expected volatility of 122%, and (iv) an expected life of 6 months. These warrants were exercised in June 2003.

The warrant activities at June 30, 2003 and 2002 follow:

                                                                 Weighted
                                                  Number         average of
                                                 of shares      exercise price

Outstanding at May 25, 2001 (inception)                  -                -
Granted                                          1,350,000              N/A
Exercised                                                -                -
Cancelled/Expired                                        -                -

Outstanding at June 30, 2002                     1,350,000              N/A

Warrants exercisable at June 30, 2002            1,350,000              N/A

Granted                                         25,000,000             0.09
Exercised                                        9,911,763             0.10
Cancelled/Expired                                  400,000                -

Warrants exercisable at June 30, 2003           16,038,237              N/A

Certain warrants were granted at an exercise price based on the market price at the exercise day; therefore, weighted average of exercise price cannot be determined.

The following tables summarize information about warrants outstanding and exercisable at June 30, 2003:



                                                             Weighted                         Weighted
                                        Weighted              average                          average
                                        Average of            exercise                         exercise
                                        Remaining              price                             price
Range of            Number of           contractual             of           Number of             of
Exercise              shares               life              outstanding       shares          exercisable
 Prices            Outstanding           (years)               options       exercisable         options
$0.07              5,294,118                  9.7               $ 0.07       5,294,118          $ 0.07
 0.10              5,294,118                  9.7                 0.10       5,294,118            0.10
 0.14              4,500,000                  9.5                 0.14       4,500,000            0.14
 0.18                 50,000                  1.1                 0.18          50,000           0.18

50% of average                                                50% of average                 50% of average
market price                                                  market price                   market price
at exercise          200,000                  1.1             at exercise      200,000       at exercise

Average                                                       Average                        Average
market                                                        market                         Market
price at                                                      price at                       price at
exercise            350,000                   1.7             exercise         350,000       exercise

125% of                                                       125% of                        125% of
average                                                       average                        average
market                                                        market                         market
price at                                                      price at                       price at
exercise            350,000                   1.7             exercise        350,000        exercise

                 16,038,236                   2.0              N/A         16,038,236           N/A


(13)  Commitments:

The Company leases its facility under an operating lease. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of June 30, 2003:

                                                Real estate
Year ending June 30,

2004                                                  21,114
2005                                                       -
2006                                                       -
2007                                                       -

               Total                                  21,114

All leases expire prior to June 2004. Real estate taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, leases that expire will be renewed or replaced by leases on other properties; thus, it is anticipated that future minimum lease commitments will be more than the amounts shown for 2003. Rent expense for the year ended June 30, 2003 and for the period ended June 30, 2002 totaled $30,228 and $33,317, respectively.

(14)  Stockholders' Equity:

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

The preferred stock was issued pursuant to Section 4(2) of the Securities Act of 1934, as amended, and was disbursed to Paul Egan, the owner of ePayLatina, S.A. The Series A preferred stockholders are not entitled to receive any dividends declared and paid by the Company but are entitled to all of the voting rights including the right to vote in person or by proxy. Each share of Series A preferred stock receives 12 votes on any issue brought before the shareholders.

In November 2002, the Company issued 2,500,000 shares of Series B preferred stock to three directors as directors' fees. The Series B preferred stock is convertible into shares of common stock at a ratio of 12 to 1, with restriction. The holders of Series B preferred stock will be entitled to 12 votes for each preferred share held. The Company valued these issuances on the quoted market price on the date of the issuance for its common shares, and recognized $1,800,000 as expense for directors' fees during the period ended June 30, 2003.

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

In August 2001, the Board of Directors authorized the Company to issue 7,000,000 restricted shares of common stock to the executives as sign on bonuses, with total compensation cost of $686,000.

In September 2001, the Board of Directors authorized the Company to issue 14,400,000 restricted shares of common stock to the president of the Company. 8,035,714 shares were issued to pay off a loan owed to him in relation to his contribution of $900,000 in merchandise credits. The remaining 6,364,286 shares were given to him as additional compensation totaling $712,800.

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

During the period from July 1, 2002 through June 30, 2003, the Company issued 35,195,514 shares of restricted and S-8 common stock to various consultants for professional fees. Compensation cost totaled
$3,018,744. The Company recorded $3,136,217 as non-cash compensation and reduced deferred compensation by $117,473.

In November 2002, the Company issued an aggregate of 16,000,000 restricted shares of common stock as directors' fees, with total compensation costs of $784,000.

In January and April 2003 the Company issued an aggregate of 45,200,000 restricted shares of common stock pursuant to the acquisition of Rahaxi Processing Oy.. Fair value of these shares and the additional 8,100,000 restricted shares related to the purchase totaled $3,999,100.

In November 2002, the Company issued 4,000,000 restricted shares of common stock in satisfaction of a loan in the amount of $270,000.

In November 2002, the Company issued 7,000,000 restricted shares of common stock to executives for unpaid and future salaries in the amount of $343,000.

In November 2002, the Company issued 15,500,000 restricted shares of common stock for the exercise of stock options by the Company's executives. The exercise price of $155,000 was unpaid and was included in subscription receivable as of June 30, 2003.

For the year ended June 30, 2003, the Company issued 9,911,763 shares of S-8 common stock to consultants for the exercise of stock options for an aggregate of $791,999. Of this amount, $786,999 was received by the Company in cash, and $5,000 is included in subscription receivable as of June 30, 2003.

From July to December 2002, the Company sold 5,750,000 shares of S-8 common stock to investors for a total of $368,000. $268,000 was received by the company in cash and $100,000 was included in subscriptions receivable as of June 30, 2003.

In June 2003, the Company issued 1,000,000 shares of S-8 common stock to employees for the exercise of stock options. The exercise price of $10,000 is included in subscriptions receivable as of June 30, 2003.

Warrants and Options:

For the year ended June 30, 2003, the Company granted 16,500,000 shares of options to its employees at $0.01 per share, which was below the fair value on the grant date. The Company expensed $900,000 related to the grant of these options.

In December 2002, the Company granted a warrant covering 4,500,000 shares of common stock to a consultant with a sale price of $0.02 per share. The fair value of the warrant was $267,796. The Company expensed $177,796 (net of $90,000 sale price) during the year ended June 30, 2003.

During the year ended June 30, 2003, the Company granted 20,500,000 shares of warrants/options to consultants with a total fair value of $1,807,055, which was expensed during the year ended June 30, 2003.

(15)  Segment Information:

The Company currently operates two business segments: (1) the sale of its secure transaction processing system ePayPad and related service, and (2) transaction processing fees generated through its wholly owned subsidiary, Rahaxi. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1. While intercompany receivable and payable payables are subtracted from the total assets and liabilities for the segments, which are eliminated in consolidation and therefore, do not themselves impact consolidated results.

                                       PaySafe     Rahaxi Payment
                                       System       Processing        Total

Revenue                             $    79,090    $  484,742     $    563,832

Loss from operations                (10,827,963)     (284,329)     (11,112,292)

Total assets                            416,961     4,652,472        5,069,433

Total liabilities                     1,176,754       617,657        1,794,411

(16)  Consulting Agreements:

The Company enters into various consulting and service agreements for terms from 60 days to one year. The Company pays the combination of cash and stock for these consulting and professional services upon execution of these agreements. Compensation for future services was classified as deferred compensation. As of June 30, 2003 and 2002, deferred compensation related to cash paid and stock issued for future services totaled $700,693 and $818,166, respectively.

Company has entered into various sales and marketing agreements.
Under these agreements, the Company agreed to pay these sales/marketing partners a portion of the revenues brought in by these marketing firms. No material revenue has been recognized in relation to these sales agreements.

(17)  Strategic Alliance Agreement with Banc Nacional de Credito:

In October 2001, the Company entered into a strategic alliance agreement with Banc Nacional de Credito (the "Bank"). Under the agreement, the Company, the bank and an agent entered into a strategic alliance whereby the Company would provide ePayPads, with the client and system software. The Bank would provide the approval, collection and payment of electronic transactions. The agent will provide the advertising, promotion and identify merchants that will agree to use the ePayPads. The first 1,000 ePayPads will be given to the Bank and treated as promotion expense. The Company charges a fee for these transactions ranging from 0.3% to 1.3% of the eligible purchases through the eCashpads.

During the period ended June 30, 2002, the total dollar transactions through eCashpads totaled over $300,000 while the fees generated from these transactions approximated $3,000.

In November 2003, the Company acquired Rahaxi Processing Oy., a Northern European online credit card processing enterprise headquartered in Helsinki, Finland. Rahaxi provides full card payment processing, transaction authorization, data capture and settlement facilities for Visa, MasterCard, American Express, Diners Club, JCB and all bank-issued domestic debit cards. The Company intends for Rahaxi to provide many the services that were previously obtained from Banc Nacional de Credito, and accordingly the Company has terminated the arrangement with Banc Nacional de Credito.

(18)  Employment Agreements:

In August 2001, the Company entered into an employment agreement with Paul Egan, president and chief executive officer. Under the terms of the agreement, the Company is liable for a minimum annual salary of $150,000 per year. In addition, the Company is liable for an automobile allowance not to exceed $1,500 per month. This employment agreement expires in August 2004. For the period ended June 30, 2002, the Company accrued $137,500 of which $112,500 remained unpaid and is included in accrued salaries - related parties. For the year ended June 30, 2003, the Company accrued $150,000 and paid $178,500 in cash and issued 4,000,000 restricted shares of common stock with a fair value of $196,000 as past unpaid salaries and future salaries.
As of June 30, 2003, the Company recorded $112,000 as prepaid salaries to related parties. The Company accrued and paid $14,550 and $53,965, respectively, of fringe benefits to Paul Egan for the year ended June 30, 2003 and the period ended June 30, 2002.

In August 2001, the Company entered into an employment agreement with Ciaran Egan, Chief Financial Officer. Under the terms of the
agreement, the Company is liable for   a minimum annual salary of
$120,000 per year. In addition, the Company is liable for an automobile allowance not to exceed $1,500 per month. This employment agreement expires in August 2004. For the period ended June 30, 2002, the Company accrued $110,000 of which $85,000 remained unpaid and is included in accrued salaries - related parties. For the period ended June 30, 2003, the Company paid $76,500 in cash and issued 3,000,000 restricted shares of common stock with a fair value of $147,000 as past-unpaid salaries to related parties. As of June 30, 2003, the Company recorded $112,000 as prepaid salaries to related parties.

On January 1, 2002, the Company entered into an employment agreement with its Chief Technical Officer. Under the terms of the agreement, the Company is liable for an annual salary of $54,000 per year. In addition, this employee is entitled an auto allowance and other fringe
benefits.   This employment agreement expires January 1, 2005.

(19)  Legal Proceedings:

Dennis H. Johnston v. FreeStar et al.:

On or about March 4, 2002, the Company and certain of its agents, Paul Egan, Ciaran Egan, First American Stock Transfer and Phillip Young, were named as defendants in a suit brought by the Company's former interim chief executive officer and attorney, Dennis Johnston. That suit was filed in the United States District Court for the Central District of California (SA02-224). In response to the complaint, the defendants filed a motion to dismiss pursuant to Rules 9(b) and 12(b)
(6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted.

On or about May 17, 2002, Federal Judge Gary Taylor granted the Company's motion to dismiss, but provided plaintiff with an opportunity to amend. On or about June 10, 2002, the Company, and certain of its agents, Paul Egan, Ciaran Egan, and others were served with a first amended complaint in the foregoing action. On June 27, 2002, the case was assigned to Judge John F. Walter for all further proceedings.

On July 1, 2002, the Company filed a motion to dismiss all allegations pursuant to Rules 9(b), 12(b) (I) and l2(b) (6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted. On August 6, 2002, the Ron. Judge Walker granted the Company's motion to dismiss each and all claims for relief in the first amended complaint with 10 days leave to amend. Judge Walker advised Plaintiff that he would not be granted any further opportunities to amend.

On August 16, 2002, plaintiff filed a second amended complaint against the Company, Paul Egan, Ciaran Egan, First American Stock Transfer and Phillip Young alleging breach of contract, writ of mandate, injunctive relief and an unspecified amount of damages. On August 27, 2002, the Company filed a motion to dismiss all allegations pursuant to Rules 9(b), 12(b) (1) and 12(b) (6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted.

On September 10, 2002, Mr. Johnston dismissed the federal action in its entirety against Company, Paul Egan, Ciaran Egan, First American Stock Transfer and Phillip Young.

FreeStar et al. v. Dennis H. Johnston et al.:

On or about September 13, 2002, the Company and ePayLatina, S.A.
brought an action in the Superior Court for the State of California against Dennis Johnston for malpractice, breach of fiduciary duty;
deceit and declaratory relief. Mr. Johnston demurred to the Complaint. On January 30,2003, Judge Judith Chirlin rejected Mr.
Johnston's demurrer and ordered him to answer the Complaint as it stands.

On or about February 19, 2003, Mr. Johnston filed an answer to the complaint and an unverified cross-complaint alleging breach of contract, fraud among other causes of action. The cross-complaint was brought against the same defendants in the District Court action and added new defendants, including Corrigan & Morris LLP and its partners. In March 2003, Company and other defendants demurred to Mr. Johnston's cross-complaint. In the face of Company's demurrer, Johnston chose not to oppose, but instead abandoned his complaint.

In May 2003, Mr. Johnston filed an unverified first amended cross-complaint alleging breach of contract and fraud in connection with legal fees allegedly owed to Mr. Johnston. All causes of action against Corrigan & Morris LLP and its partners were dismissed with prejudice and costs were awarded to Corrigan & Morris LLP. The Company has now filed an answer to that cross-complaint.

Management believes the Company has meritorious claims and defenses to Mr. Johnston's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

Centralized Escrow v. FreeStar et al.:

On January 24, 2002, Paul Egan, in his individual capacity and as president of the Company and in his capacity as president of ePayLatina, S.A., along with SSP Solutions, Inc. and Dennis Johnston, were named as defendants in a suit brought by Centralized Escrow Systems, Inc., as trustee for certain shareholders of the FreeStar Technologies and derivatively on behalf of FreeStar Technologies and Meridian Capital Credit, Inc. in the Superior Court of the State of California, County of Orange.

On May 8, 2002, Superior Court Judge Kim Dunning granted Mr. Egan's demurrer with plaintiffs having 15 days leave to amend. Plaintiffs subsequently filed a first amended complaint. On June 5,2002, Mr. Egan filed a demurrer to the first amended complaint. On July 10, 2002, Judge Dunning granted Defendant

Mr. Egan's demurrer to the first amended complaint was granted with 15 days leave to amend. No second amended complaint has ever been filed. On July 23, 2002, Judge Dunning on the Court's own motion set an order to show cause re: dismissal and/or sanctions for July 23,2002 for the parties' failure to follow court orders. On July 23,2002, Judge Dunning exercised her judicial discretion to dismiss this entire case with prejudice. As a result, Centralized Escrow's and Meridian Capital Credit's claims against Paul Egan, Dennis Johnston and SSP Solutions were dismissed in their entirety.

On September 4, 2002, Centralized Escrow and Meridian Capital Credit asked Judge Dunning to reconsider her order dismissing the action against Paul Egan, Dennis Johnston and SSP Solutions. Judge Dunning denied Centralized Escrow's and Meridian Capital Credit's motion for reconsideration. This case has been dismissed with prejudice and does not represent a contingent liability to Company.

vFinance et al. v. FreeStar et al. (Bankruptcy Action):

On January 9, 2003, vFinance Investments, Richard Rosenblum, David Stefansky, Marc Siegel, Boat Basin Investors LLC and Papell Holdings, Ltd. ("Petitioners") filed an involuntary bankruptcy petition against the Company alleging that the Petitioners had debts that were not the subject of a bona fide dispute. The Petitioners sought liquidation and the appointment of a receiver .

On March 4, 2003, United States Bankruptcy Judge Gropper dismissed the Petitioners' bankruptcy petition against the Company. Judge Gropper's memorandum of opinion expressly found, among other things, that the claims of the Petitioners were the subject of a bona fide dispute.

On March 21, 2003, the Company filed its motion for an order and judgment awarding costs and attorneys' fees in favor of the Company
against the Petitioners pursuant to 11 U.S.C.   303(i).  On or about
April 21, 2003, the parties reached a settlement to resolve the 11 U.S.C. 303(i) (1) issues in that motion. The Petitioners owed and paid the Company $40,000 in satisfaction of the settlement.

vFinance et al. v. FreeStar et al. (Civil Action):

On or about January 22, 2003, vFinance Investments, Richard Rosenblum, David Stefansky, Marc Siegel, Boat Basin Investors LLC, and Papell Holdings, Ltd. (collectively, "Plaintiffs") filed a complaint against Paul Egan, First American Stock Transfer and Phil Young, president of First American Stock Transfer, in the United States District Court for the Southern District of New York alleging, among other claims, fraud, conversion and violations of the Securities Exchange Act of 1934. In addition to unspecified money damages, the Plaintiffs sought an affirmative preliminary injunction against Mr. Egan and First American Stock Transfer seeking the removal of restrictive legends placed on 14,400,000 unregistered shares of Company stock purportedly owned by the Plaintiffs. The Company was not named in the suit. The Company opposed the affirmative injunctive action on the grounds that removal of the legends would constitute a violation of the registration provisions of the federal securities laws and that the Company was an indispensable party.

On January 29, 2003, U.S. District Judge Robert Sweet held a hearing on the Plaintiffs' request for preliminary injunction and expressed serious concern that there seemed to be significant factual disputes and refused to order the injunction.

On February 7, 2003, Judge Sweet issued an order denying the Plaintiffs' motion for preliminary injunction and staying the action pursuant to U.S. Bankruptcy Code 11 U.S.C. 362(a), on the ground that the Company, which was not named in the action, was an indispensable party. That stay continued until after the bankruptcy case was dismissed and the Company was added as a defendant.

On March 24, 2003, the Plaintiffs filed an amended complaint against the Company, Paul Egan, Ciaran Egan, and Company's stock transfer agent alleging, among other things, that Company and Paul Egan failed to repay money borrowed. Plaintiffs' 13 causes of action include breach of contract, conversion fraud and violations of the Securities and Exchange Act of 1934. The amended complaint seeks the issuance of 14,400,000 shares of free trading Company stock and damages in an unspecified amount.

On May 5, 2003, the Company filed a counterclaim against the Plaintiffs and vFinance Investments, Inc. On that same date, the Company answered Plaintiffs' complaint, denying the allegations. The Company's counterclaim contends that the Plaintiffs and vFinance breached their fiduciary duties to the Company by recommending and assisting the Company in negotiating and drafting convertible debt financing through floorless convertible notes with lenders controlled by vFinance. The Company further alleges that the Plaintiffs and vFinance charged the Company exorbitant fees and otherwise ensured profits of multiples of their original investment by setting out to destroy the Company. The Company and Paul Egan further allege that vFinance and the Plaintiffs caused them to suffer damages as a result of their "death spiral" or toxic convertible financing strategy, violations of the federal securities laws, breach of contracts, including over-conversion of certain pledged securities, market manipulation, breach of fiduciary duty and fraud.

As part of the counter-claim, the Company alleges that the Plaintiffs may have caused the Company unwittingly to participate in violations of the registration provisions of the federal securities laws in connection with certain previously disclosed financing transactions involving convertible notes.

On approximately June 5, 2003, the Plaintiffs replied to the Company's counterclaim denying the allegations. On June 10, 2003, vFinance replied to the Company's counterclaim and in turn counterclaimed against the Company seeking damages to be determined at trial.

On approximately, June 27, 2003, First American Stock Transfer, Company's transfer agent, filed a cross-complaint against the Company seeking indemnification. In turn, the Company replied to First American's cross-complaint and filed its own cross-complaint against First American.

Management believes the Company has meritorious claim, setoff claims and defenses to the Plaintiffs', vFinance, and First American's claims. However, there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

Securities and Exchange Commission Investigation:

In January 2003, Freestar was advised by the staff of the Denver office of the Securities and Exchange Commission ("SEC") that it had initiated an informal, non-public inquiry. Since that time, the staff has sought and received production of documents and testimony relating to certain financing transactions entered into by the Company, issuance of its stock in compliance with the registration provisions, facts stated in press releases and reports filed with the Commission concerning, among other things, the Company's assets, operations, financial condition, anticipated revenue and strategic initiatives.

Freestar has been and expects to continue to cooperate with the ongoing SEC investigation. In July 2003, the Company learned that the SEC had issued a formal order of investigation. There is a risk that an enforcement proceeding will be recommended by the staff of the Commission as a result of this formal investigation. Enforcement proceedings could include allegations by the SEC that Freestar violated the anti-fraud, registration and books and records provisions of federal securities laws, and the rules thereunder. However, it cannot be predicted with certainty what the nature of such enforcement proceeding would be, the type of sanctions that might be sought, or what the likelihood would be of reaching a settlement.

Other Matters:

On March 6, 2002, the SEC filed an action against Raece Richardson and David McKenzie, formerly the president and vice president, respectively, of Freedom Surf, Inc., for securities fraud, and falsifying Freedom Surf's financial statements. The SEC's complaint alleges that the two included $5,180,000 in fraudulently valued assets on Freedom Surf's financial statements filed with the SEC between January and November 2000. The SEC also charged the Company, as successor corporation to Freedom Surf, with various violations of sections of the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company resolved the litigation without admitting or denying the allegations in the complaint by consenting to an entry of final judgments of permanent injunction from violating any of the foregoing sections of the Securities Act and the Exchange Act, and rules thereunder. The settlement represents neither evidence nor an admission of wrongdoing or liability of the Company. All the violations alleged predated current management's assumption of control. As of June 30, 2003, the Company's legal counsel was not aware of any of these sections being violated.

(20)  Subsequent Event:

On October 15, 2003, the Company acquired approximately 87% of the outstanding common stock of TransAxis, Inc., a software company located in Salt Lake City, Utah. The Company issued an aggregate of 25,312,053 shares of its common stock (representing approximately 9.4% of its outstanding shares) to TransAxis stockholders as consideration in the acquisition.

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

2.10 Revised Letter of Intent between the Registrant and TransAxis, Inc. (formerly known as Digital Courier Technologies, Inc.), dated and accepted on June 20, 2003 (the following exhibits to this document have been omitted:
       Exhibit A: form of a Senior Secured Convertible Note ; Exhibit B: Security Agreement; and Exhibit C: Use of Proceeds) (incorporated by reference to Exhibit 2.2 of the Form 8-K/A filed on June 26, 2003).

2.11 Amendment 3 to Acquisition Agreement between the Registrant and Heroya Investments Limited, dated June 27, 2003
       (incorporated by reference to Exhibit 2.4 of the Form 8-K/A filed on October 15, 2003).

2.12 Stock Purchase Agreement between the Registrant and the stockholders of TransAxis, Inc., dated September 24, 2003
       (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 24, 2003).

2.13 Amendment to Stock Purchase Agreement between the Registrant and the stockholders of TransAxis, Inc., dated October 8, 2003 (incorporated by reference to Exhibit 2.2 of the Form
       8-K filed on October 24, 2003).

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 20, 2003).

31.1   Rule 13a-14(a)/15d-14(a) Certification (see below).

31.2   Rule 13a-14(a)/15d-14(a) Certification (see below).

32     Section 1350 Certification (see below).

99.1   Certificate of Register issued to ePayLatina, S.A., dated
       June 4, 2001 (in Spanish and translated into English)
       (incorporated by reference to Exhibit 99 of the Form 8-K filed on April 9, 2003).

99.2   Press Release issued by the Registrant on April 24, 2003
       (incorporated by reference to Exhibit 2 of the Form 8-K filed on April 24, 2003).

99.3 Press Release issued by the Registrant at 7:37 p.m. on April 24, 2003 (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on April 25, 2003).

99.4 Text of conference call held on May 7, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on May 9, 2003).

99.5 Text of conference call held on May 21, 2003 (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on May
       30, 2003).

99.6 Text of press release, dated May 29, 2003 (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on May 30, 2003).

99.7   Press Release issued by the Registrant on July 29, 2003
       (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on August 6, 2003).

99.8 Text of conference call held on July 29, 2003 (incorporated by reference to Exhibit 99.4 of the Form 8-K/A filed on August 6, 2003).

99.9 Text of press release, dated October 16, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on October 24, 2003).