Form 10QSB
period 2003-09-30
FREESTAR TECHNOLOGY CORP
filed 2003-12-01
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of September 30, 2003, the Registrant had 242,560,834 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE
              SHEET AS OF SEPTEMBER 30, 2003                                  3

              CONDENSED CONSOLIDATED STATEMENTS
              OF OPERATIONS FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                       5

              CONDENSED CONSOLIDATED STATEMENTS
              OF CASH FLOWS FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                       6

              NOTES TO CONDENSED CONSOLIDATED
              FINANCIAL STATEMENTS                                            8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                      14

     ITEM 3.  CONTROLS AND PROCEDURES                                        25

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                              26

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      30

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                32

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            32

     ITEM 5.  OTHER INFORMATION                                              32

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               34

SIGNATURES                                                                   35

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          FREESTAR TECHNOLOGY CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30, 2003
                                   (Unaudited)

                                      ASSETS

Current assets:
Cash and cash equivalents                                       $      242,783
Accounts receivable, net of allowance for
doubtful accounts of $37,584                                           122,623
Prepaid salaries to officers                                           100,500
Other current assets                                                    40,705

Total current assets                                                   506,611

Property and equipment, net of accumulated
depreciation and amortization                                           70,751
Software, net of accumulated amortization                              413,478
Software license, net of accumulated amortization                    2,526,868
Goodwill                                                             1,508,859
Investment in TransAxis, Inc.                                           75,000
Other assets                                                             3,152

                                                                 $   5,104,719

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                  829,743
Deferred revenue                                                        16,232
Line of credit                                                           5,075
Due to related party for converted pledged collateral                  715,562
Due to related party for advances                                      304,971

Total current liabilities                                            1,871,583

Stockholders' Equity:
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares  authorized; 1,000,000 shares issued
and outstanding                                                          1,000
Convertible preferred stock, series B, $0.001 par value,
4,000,000 shares  authorized; 2,500,000 shares issued
and outstanding                                                          2,500
Additional paid-in capital - preferred stock                         2,229,558
Common stock, $0.001 par value, 500,000,000 shares authorized;
242,560,834 issued and outstanding                                     241,571
Additional paid-in capital - common stock                           20,613,396
Subscription receivable                                               (361,515)
Deferred compensation                                               (1,405,524)
Accumulated deficit                                                (18,082,129)
Accumulated other comprehensive loss                                    (5,721)

Total stockholders' equity                                           3,233,136

                                                                  $  5,104,719

The accompanying notes form an integral part of these condensed consolidated financial statements


                            FREESTAR TECHNOLOGY CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                              Three Months              Three Months
                                                                  Ended                    Ended
                                                              September 30,             September 30,
                                                                  2003                      2002
Revenue                                                      $        299,943          $        8,700

Cost of revenue                                                       152,659                     802

Gross profit                                                          147,284                   7,898

Non-cash compensation                                               1,940,856                 202,033
Selling, general and administrative expenses                          595,805                 427,465

Loss from operations                                               (2,389,377)               (621,600)

Other income (expenses):
   Miscellaneous                                                            -                  50,622
   Interest expense                                                   (16,551)               (123,608)

Loss before income taxes                                           (2,405,928)               (694,586)

Income taxes                                                                -                       -

Net Loss                                                           (2,405,928)               (694,586)

Other comprehensive income (loss)                                      12,931                 (38,192)

Comprehensive loss                                                 (2,392,997)               (732,778)

Loss per share - basic and diluted                                      (0.01)                  (0.02)

Weighted average shares outstanding - basic and diluted           206,608,019              46,079,414

The accompanying notes form an integral part of these condensed consolidated financial statements

                              FREESTAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                              Three Months              Three Months
                                                                  Ended                    Ended
                                                              September 30,             September 30,
                                                                  2003                      2002
Cash flows used for operating activities:
Net loss                                                     $    (2,405,928)          $      (694,586)
Adjustments to reconcile net loss to net cash
  used for operating activities:
Depreciation and amortization                                        107,337                    57,173
Non-cash compensation                                              1,940,856                   202,033
Amortization of financing cost on convertible
notes payable                                                              -                    47,500
Amortization of discount for beneficial conversion
features on convertible notes payable                                      -                    31,880

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable                                                   14,137                         -
Inventories                                                                -                    (3,597)
Prepaid salaries - officers                                           30,000                         -
Deferred revenue                                                     (18,069)                        -
Other assets                                                         (18,328)                    1,811
Increase in liabilities
Accounts payable and accrued expenses                                 64,172                    67,650
Due to shareholders                                                   16,475                         -
Accrued salaries - related parties                                         -                    57,500

Total adjustments                                                  2,136,580                   461,950

Net cash used for operating activities                              (269,348)                 (232,636)

Cash flows used for investing activities:
Purchase of property and equipment                                   (24,417)                        -
Purchase of software and capitalized software cost                   (85,932)                        -
Deposits on acquisition of Rahaxi Processing Oy.                           -                   (50,000)
Investment in TransAxis, Inc.                                        (75,000)                        -

Net cash used for investing activities                              (185,349)                  (50,000)

Cash flows provided by financing activities:
Principal proceeds from line of credit agreement                           -                     7,768
Repayment on overdraft                                                     -                    (9,578)
Proceeds from issuance of notes payable                                    -                   150,000
Proceeds from sale of common stock                                    99,985                   150,000
Proceeds from exercise of stock options/warrants                     307,500                         -
Advances (repayments) from related party, net                          8,206                   (26,371)

Net cash provided by financing activities                            415,691                   271,819
Net decrease in cash and cash equivalents                            (39,006)                  (10,817)

Effect of exchange rate changes on cash                               17,366                    38,806

Cash and cash equivalents, beginning of period                       264,423                     2,441

Cash and cash equivalents, end of period                             242,783                    30,430

Supplemental disclosure of cash flow information:
     Interest paid                                                         -                    29,984
     Income tax paid                                                       -                         -
Shares and warrants issued for service                             1,940,856                   202,033

Prepaid financing cost as increase of
convertible notes payable                                                  -                   135,720

Discount for beneficial conversion
features on convertible notes payable                                      -                    44,444

Loan payable to a stockholder related to
a deposit transferred to the Company                                       -                         -



The accompanying notes form an integral part of these condensed consolidated financial statements

                             FREESTAR TECHNOLOGY CORPORATON
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2003. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of operations for the three-month periods ended September 30, 2003 and 2002, and cash flows for the three-month periods ended September 30, 2003 and 2002. The results of operations for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Business Operations.

The Company, formerly known as Freestar Technologies and Freedom Surf, Inc., was formed on November 17, 1999 as a Nevada corporation, with its principal offices in Santo Domingo, Dominican Republic. The Company has developed software- enabling e-commerce transactions over the Internet, using credit, debit, ATM (with PIN), or smart cards.

The Company intends to have four main revenue sources: (1) sales of its PaySafe devices "ePayPad"; (2) processing fees related to the transactions through the use of ePayPad and merchant services (the Company intends to charge a fee for these transactions ranging from0.3% to 1.3% of the value of the transaction); (3) revenue from the Company's transaction fees stemming from its Internet Payment Gateway; and (4) revenue stemming from Rahaxi Processing Oy which, derives income from the transaction fees it receives from processing online point of sale terminal transactions.

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

Through the purchase of Rahaxi Processing Oy in January 2003, a
Northern European online credit card processing company based in Helsinki, Finland, the Company expands its market to the European market.

2.  ACQUISITION OF TRANSAXIS, INC.

On September 24, 2003, the Company entered into a stock purchase agreement with certain shareholders of TransAxis, Inc. ("TransAxis") (formerly Digital Courier Technologies, Inc.) for the acquisition of a majority of the common stock of this publicly held company. The terms of the acquisition provide for the Company to purchase a majority of the shares that consist of the following: (a) the 2,916,533 shares that will be outstanding upon the conversion of certain debt of TransAxis ("Conversion Right"); and (b) the 805,000 shares of company common stock issued and outstanding. In exchange the Company is to issue on a pro rata basis based on the sellers' current percentage beneficial ownership of TransAxis common stock (including the beneficial ownership of the TransAxis common stock represented by the Conversion Right) the aggregate number of shares of Company common stock which is the greater of (i) 7,000,000 shares of common stock, or
(ii) that number of shares of common stock equal to $1,260,000 divided by the average closing bid price per share of the common stock on the five days prior to the closing date.

On October 8, 2003, the parties amended the original purchase agreement. The following was amended under this document:

     (a) The Registration Rights Agreement (Exhibit B to the agreement) was amended so that the Company is to use commercially reasonable efforts to cause a Form SB-2 registration statement covering re-sales of all of the shares of Company common stock to be issued to or on behalf of the Sellers at the closing to be filed with the Securities and Exchange Commission within 180 days after the closing. Thereafter, the Company is to use commercially reasonable efforts to have this registration statement declared effective as promptly as possible, and to keep this registration statement effective until the earlier of (i) one year following the effectiveness date or (ii) that date on which all of the common stock covered by the registration statement may be resold without further restriction pursuant to Rule 144 under the Securities Act of 1933.

     (b) The parties to the agreement concur that the original amount of Company common stock to be issued in connection with the Agreement is 31,500,000 shares, but that due to a certain liability of TransAxis, the total amount of common stock to be issued by the Company is reduced to 25,312,053. In addition, due to a missing stock certificate of that company, the Company will be required to deliver a further reduced total of 25,183,418 shares of common stock at the closing, with the remaining 128,585 shares only upon delivery to the Company the missing stock certificate.

In compliance with the agreement and the amendment, on October 15, 2003, the Company issued and delivered a total of 25,183,418 restricted shares of common stock for approximately 87% of the shares of TransAxis, and this transaction was closed. The closing date of the transaction, October 15, 2003, was considered the effective date of the acquisition as all the terms and details were finalized and executed. TransAxis's financial statements will be included in the Company's consolidated financial statements after October 15, 2003.

3.  NOTES RECEIVABLE

On September 24, 2003, the Company entered into a stock purchase agreement with certain shareholders of TransAxis, Inc. ("TransAxis") (formerly Digital Courier Technologies, Inc.) for the acquisition of a majority of the common stock of this publicly held company. In anticipation of this transaction and while in the negotiation stage, in July 2003, the Company loaned to TransAxis the amount of $75,000 via two senior secured convertible note agreements in the amount of $50,000 and $25,000, respectively (the "Bridge Notes"). The Bridge Notes carry interest at the rate of (i)12.5 % per year from September 1, 2003, provided that the Company does not hold less than 70% interest of the outstanding capital stock of TransAxis at August 31, 2003, and (ii) 15% per annum commencing January 1, 2004, provided that the Company has not completed the acquisition of TransAxis by this date. The Bridge Notes are senior obligation of TransAxis, Inc. and payment is secured by a security agreement between the two parties.

The Bridge Notes matured on September 29, 2003 without being paid. If the Bridge Notes are not paid in full before December 31, 2003, the Company has the option for a one-year period to convert the Bridge Notes without payment of any other consideration into common stock of TransAxis according to the following: at least the number of shares which will prove 5% ownership of the outstanding shares of TransAxis, and shall be increased by 1% for each additional $15,000 of loans or accrued interest thereon that the Company maintains with TransAxis.

Since the Company purchased majority interest of TransAxis effective October 15, 2003, the Company classified these notes receivable as investment in the accompanying condensed consolidated balance sheet and will include this amount in the calculation of the purchase price of TransAxis in the quarter ended December 31, 2003.

4.  COMMON STOCK

Issuance of Common Stock for Service.

During the quarter ended September 30, 2003, the Company issued
6,350,000 S-8 shares of its common stock to various consultants and legal counsel for current and future services.

During the quarter ended September 30, 2003, the Company issued
20,000,000 restricted shares of its common stock to various consultants for current and future services.

Sale of Common Stock.

During the quarter ended September 30, 2003, the Company sold
15,700,000 restricted shares of its common stock to various investors at $0.01 per share for an aggregate amount of $157,000. The company received cash proceeds of $99,985 and expected to receive the remaining $57,015 in the quarter ended December 31, 2003.

Issuance of Shares for Rahaxi Acquisition.

During the quarter ended September 30, 2003, the Company issued 8,100,000 shares of common stock pursuant to the acquisition of Rahaxi Processing Oy ("Rahaxi"). The issuance of these shares had been included in the calculation of the purchase price of Rahaxi during the fiscal year ended June 30, 2003. The Company issued an additional 37,000 shares pursuant to the Rahaxi acquisition pursuant to an adjustment to Addendum #3 of the Purchase Agreement. Fair value of these additional share issued was immaterial to the purchase price.

Warrants and Stock Options to Consultants.

During the quarter ended September 30, 2003, the Company granted 9,000,000 options to purchase its common stock to various consultants. These options vested immediately on the grant date and have a strike price of ranging between $0.023 to $0.05 per share. The Company valued these options by using the Black-Scholes model under the following assumptions: (i) no expected dividends (ii) a risk-free interest rate range of 2.65% (iii) expected volatility ranging between 118% to 156% and (iv) an expected life of 1/2 year. The fair value of these options was $298,187, which was expensed in the quarter ended September 30, 2003.

Exercise of Warrants/Options.

During the quarter ended September 30, 2003, the 9,000,000 options granted were exercised resulting in the issuance of 9,000,000 shares of the Company's common stock for an aggregate exercise price of
$342,000.   The Company received cash proceeds of $307,500 and
expected to receive the remaining $34,500 in the quarter ended
December 31, 2003.

5.  SEGMENT INFORMATION

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

                                           PaySafe     Rahaxi
                                           System      Payment
                                                      Processing     Total

                                 For the Three Months Ended September 30,2003

Revenue                                   $      -    $   299,943  $  299,943
Income (loss) from operations          $(2,415,039)   $    25,662  $(2,389,377)

                                            As of September 30, 2003

Total assets                           $   432,083    $ 4,672,636  $ 5,104,719

Total liabilities                      $ 1,260,542    $   611,041  $ 1,871,583

6.  RELATED PARTY TRANSACTIONS

The Company's president and shareholder, Paul Egan, has advanced funds to the Company for its operations. These amounts include advances of $283,550 and accrued interest of $21,421 at September 30, 2003. The Company expects to repay this amount as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum. The Company accrued interest expense of $4,653 and $6,783, respectively, for the three months ended September 30, 2003 and 2002.

In December 2002, a lender group exercised their rights against the 14,400,000 shares pledged by the president of the Company in full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300. As of September
30, 2003, the Company considered the notes payable and related expenses totaling $679,869 with this lender group to be satisfied, and has recorded a payable to the president for this amount plus accrued interest of $35,693 in the accompanying condensed consolidated balance sheet at September 30, 2003. The Company accrued interest of $11,898 related this transaction for the three months ended September 30, 2003. The Company intends to issue new stock to replace such pledged shares.

The Company is litigating with this lender group regarding excessive financing cost, number of shares to be returned to the Company and certain terms of the debt agreements. Since the outcome cannot be reasonably estimated, such matters were not reflected in the financial statements for the three months ended September 30, 2003.

7.  GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Through September 30, 2003, the Company has not been able to generate significant revenue from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether the Company will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses.

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

8.  LEGAL PROCEEDINGS

There are legal proceedings involving the Company. Please see "Legal Proceedings" under Item 1 of Part II hereafter for a complete description of these proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of FreeStar Technology Corporation, a Nevada corporation ("Registrant" or "Company"), is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

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

     The Registrant intends to have four main revenue sources: (1) sales of its PaySafe devices "ePayPad"; (2) processing fees related to the transactions through the use of ePayPad and merchant services (the Registrant intends to charge a fee for these transactions ranging from 0.3% to 1.3% of the value of the transaction); (3) revenue from the Registrant's transaction fees stemming from its Internet Payment
Gateway (estimated to be about 0.5% to 3.5% of the value of the transaction); and (4) revenue stemming from Rahaxi Processing Oy.
which, derives income from the transaction fees it receives from processing online point of sale terminal transactions in Finland. For the nine months ended September 30, 2003, the Registrant's revenue was primarily generated from the transaction fees through its Finland operations.

Results of Operations.

(a)  Revenue.

     The Registrant recognized revenue of $299,943 for the three months ended September 30, 2003, an increase of $291,243 compared to $8,700 for the three months ended September 30, 2002 . The increased revenue is mainly due to the revenue derived as a result of the acquisition of Rahaxi Processing Oy. The Registrant did not own Rahaxi Processing during the three months ended September 30, 2002. The Company expects revenue levels to increase throughout the next twelve months as we continue to roll out our service offering; however, there can be no guarantee that our product will be accepted in the marketplace or that our sales effort will be successful. Please see "Factors That May Affect Operating Results", below.

     A significant percentage of the Registrant's revenue has been derived from a limited number of the Registrant's customers, primarily Finnish customers for the Registrant's transaction processing products. Approximately 40% of the Registrant's total revenue for the quarter ended September 30, 2003 was attributable to the Registrant's ten largest customers. The future loss of any major customer could have a material adverse effect on the Registrant's business, financial condition and results of operations.

     The majority of Registrant's revenues have been generated by its operations outside of the United States, and the Company's future growth rates and success are in part dependent on continued growth and success in international markets. The Registrant expects this trend to continue through the fiscal year 2004.

(b)  Cost of Revenue.

     The Registrant recorded cost of revenue of $152,659 (50.9% of revenue) for the three months ended September 30, 2003 compared to cost of revenue of $802 (9.2% of revenue) for the three months ended to September 30, 2002. The increase of $151,857 is due to increased cost of revenue in relation to the revenue of Rahaxi. The increase in cost of revenue as a percentage of revenue of approximately 45% is due to a change in the Registrant's sales mix. Cost of revenue can be expected to increase in relation to the level of sales over the coming twelve months

(c)  Non-cash Compensation.

     During the three months ended September 30, 2003, the Registrant recorded $1,940,856 in non-cash compensation, which was an increase of $1,738,823 compared to $202,033 of non-cash compensation recorded during the three months ended September 30, 2002. The primary components of the increase were: (1) common stock issued to consultants and amortization of deferred compensation of $1,642,669 related to services performed; and (2) fair value of warrants and options issued to consultants of $298,187. The Company expects the non-cash compensation continue to increase in the future. As the Company expands its European market through Rahaxi and the U.S. market through its newly acquired majority owned subsidiary, TransAxis, a need for consultants and advisors and related cost will continue to rise.

(d)  Selling, General and Administrative Expenses.

     Selling, general, and administrative expenses ("SG&A") were $595,805 for the three months ended September 30, 2003, an increase of $168,340, or approximately 39%, compared to SG&A expenses of $427,465 for the three months ended September 30, 2002. The increase over the comparable period of 2002 was due primarily to higher capitalized software and equipment values, resulting in increased amortization and depreciation expense; the addition of Rahaxi, which the Company did not own in 2002; and merchant fees relating to the roll-out of the Company's services, which did not occur in 2002.

     The rate of future SG&A spending will largely depend on the pace of the Registrant's growth in the market for payment processing products and upon the cost of outside services and professional fees, including legal fees relating to litigation. Additionally, as the Company continues to market and implement its services, it can be expected that selling expenses will continue to increase due to increased focus on obtaining new customers. The Company intends to focus additional resources in the areas of sales personnel salaries, trade show participation, and other promotional expenses

(e)  Interest Expense.

     The Registrant recognized interest expense of $16,551 during the quarter ended September 30, 2003, a decrease of $107,057, or approximately 87%, compared to interest expense of $123,608 for the period ended September 30, 2002. The reason is due to lower borrowings during the quarter ended September 30, 2003. The Company had outstanding convertible debentures of approximately $600,000 as of September 30, 2002 that was settled in December 2002 with the common stock personally owned by the President of the Company. Since the Company has been able to raise funds through selling its common stock, the Company has lower outstanding loan balance and related interest expense

(f)  Miscellaneous.

     The Company received a non-refundable deposit of $50,000 from GameBase during the quarter ended September 30, 2002 and has no such transaction during the quarter ended September 30, 2003.

(g)  Net Loss

     During the three months ended September 30, 2003, the Registrant recorded a net loss of $2,405,928, an increase of $1,711,342 or approximately 246%, compared to the net loss of $694,586 realized during the three months ended September 30, 2002. The increase was due primarily to due to an increase in non-cash compensation.

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

     The Registrant will attempt to continue to fund its operations through debt and equity financing until it achieves profitability, of which there is no guarantee. The Registrant expects these concerns regarding its perceived viability to continue throughout the fiscal year 2004.

Factors That May Affect Operating Results.

     The operating results of the Registrant can vary significantly depending upon a number of factors, many of which are outside the Company's control. General factors that may affect the Company's operating results include:

     - market acceptance of and changes in demand for products and services;

     - a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services and products by the Company or by its competitors;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to introduce and market products and services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     The Registrant believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.
Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its client base. If the Registrant is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

     The Registrant is also subject to the following specific factors that may affect the Company's operating results:

(a)  Competition.

     The market for electronic payment systems and electronic
POS systems is intensely competitive and we expect competition to continue to increase. The Registrant's competitors for POS systems include VeriFone, Ingenico and Hypercom amongst others, and companies such as NetGiro, TradeSafe & ProPay, and SafeDebit for the Registrant's electronic payment software. In addition, the companies with whom we have strategic relationships could develop products or services, which compete with the Registrant's products or services. In addition some competitors in the Registrant's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Registrant also expects to face additional competition as other established and emerging companies enter the market for electronic payment solutions.

(b)  Technological and Market Changes.

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

(c)  New Versions of Registrant's Products May Contain Errors or Defects.

     The Registrant's electronic payment software products and point of sale devices are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of the Registrant's products. The Registrant has in the past discovered software errors in the Company's new releases and new products after their introduction. The Registrant has experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. The Registrant may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, as a result of which the Registrant's business, cash flow, financial condition and results of operations could be materially adversely affected.

(d)  Protection of Proprietary Rights.

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

(e)  Economic Slowdown.

     The slowdown in the U.S. and European economies has affected the market for payment technology solutions, including the Registrant's products and services, and the Registrant's future financial results from operations will depend, in part, upon whether this slowdown continues. In addition, the Registrant's business can be affected by the general condition of the world economy, as well as by social, political and military conditions. In light of the current economic environment these factors could have a material adverse impact on the Registrant's business, operating results, and financial condition and we may continue to incur losses for the foreseeable future.

(f)  Key Personnel.

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

(g)  Litigation.

     As stated under Legal Proceedings, the Registrant is subject to a variety of claims and lawsuits. It is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on the Registrant's business, and could negatively impact its revenues, operating margins, and net income.

Liquidity and Capital Resources.

     The Registrant had a working capital deficit of $1,364,972 as of September 30, 2003, which is an increase of approximately 10% from a working capital deficit of $1,240,392 as of June 30, 2003. The Registrant has needed to continually raise capital through private offerings to fund its operations.

     The Registrant recognizes the need for the infusion of cash during fiscal 2004. The Company is pursuing various financing options. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all.

     The Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $5,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Company. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Company's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash. The notes to the condensed consolidated financial statements contained in this Form 10-QSB, as well as the audited consolidated financial statements contained in the Company's Form 10-KSB for the year ended June 30, 2003, include substantial doubt paragraphs regarding the Company's ability to continue as a going concern. The Company believes it currently has adequate cash to fund anticipated cash needs for at least the next three months.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require the Company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

In addition, if additional shares were issued to obtain financing, or compensate service providers, existing stockholders may suffer a dilutive effect on their percentage of stock ownership.

Financing Activities.

     During the three months ended September 30, 2003, the Registrant sold a total of 15,700,000 shares of common stock in a Regulation S offering to two individuals and two companies for a total consideration of $157,000 ($0.01 per share). The Company received cash proceeds of $99,985 and expected to receive the remaining $57,015 in the quarter ended December 31, 2003.

Certain Indebtedness.

     (a) The Registrant's president and a shareholder, Paul Egan, has advanced funds to the Registrant for the Company's operations. These amounts include advances of $283,550 and accrued interest of $21,421 at September 30, 2003. The Registrant expects to repay this amount as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

     (b)  The Registrant has an unsecured note payable with Banc
Nacional de Credito, a Dominican Republic bank, of $5,075 at September
30, 2003.  The note carries an interest rate of 48% and is payable on demand.

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

     The Registrant defaulted on the registration requirement and consequently was required to pay the investors a 9% penalty on the amount borrowed. As of June 30, 2002, the Registrant recorded $24,300 related to the penalties. In June 2002, this lender group exercised their rights against the 4,000,000 shares pledged by the president of the Registrant in full satisfaction of the $270,000 note payable. The note originally was set to mature in June 2003. The parties dispute the effect and effective date of such exercise. Such dispute had not been resolved as of September 30, 2003 and the litigation is ongoing.

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

     In December 2002, this lender group exercised their rights against the 14,400,000 shares pledged by the president of the Registrant in full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300. As of December 31, 2002, the Registrant considered the notes payable and related expenses totaling $679,869 with this lender group being paid off and has recorded a payable to the president for this amount plus accrued interest of $35,693 in the accompanying balance sheet at September 30, 2003. The Registrant intends to issue new stock to replace such pledged shares.

     Prepaid financing cost and debt discounts related to this convertible debt were expensed during the quarter ended December 31, 2002.

     The Registrant is litigating with this lender group regarding excessive financing cost, number of shares to be returned to the Registrant and certain terms of the debt agreements. Since the outcome cannot be reasonably estimated, such matters were not reflected in the financial statements for the three months ended September 30, 2003.

Exchange Rates.

     The Registrant's operations are principally in Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso; and in Helsinki Finland under the Rahaxi subsidiary, operated in its local currency, the Euro. All assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in comprehensive income (loss). The accumulated foreign currency translation adjustment was $(5,721) at September 30, 2003.

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

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) non-cash compensation valuation. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Stock-Based Compensation Arrangements.

     The Registrant intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Company's ability to develop new technology and introduce new products, its ability to protect its intellectual property, its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by the report pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

     On July 1, 2002, the Registrant filed a motion to dismiss all allegations pursuant to Rules 9(b), 12(b)(1) and l2(b)(6) of the Federal Rules of Civil Procedure for failure to state a claim upon which relief can be granted. On August 6, 2002, the Ron. Judge Walker granted the Registrant's motion to dismiss each and all claims for relief in the first amended complaint with 10 days leave to amend. Judge Walker advised Plaintiff that he would not be granted any further opportunities to amend.

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

     On February 7, 2003, Judge Sweet issued an order denying the Plaintiffs' motion for preliminary injunction and staying the action pursuant to U.S. Bankruptcy Code 11 U.S.C. 362(a), on the ground that the Registrant, which was not named in the action, was an indispensable party. That stay continued until after the bankruptcy case (discussed above) was dismissed and the Registrant was added as a defendant.

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

     Recently, the Registrant filed a motion to compel production of documents since certain Plaintiffs have refused to produce such documents in the course of discovery, claiming that the litigation has been settled.

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

Securities and Exchange Commission Investigation.

     In January 2003, Freestar was advised by the staff of the Denver office of the SEC that it had initiated an informal, non-public inquiry. Since that time, the staff has sought and received production of documents and testimony relating to certain financing transactions entered into by the Registrant, issuance of its stock in compliance with the registration provisions, facts stated in press releases and reports filed with the SEC concerning, among other things, the Registrant's assets, operations, financial condition, anticipated revenue and strategic initiatives.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant sold the following securities without registration (restricted) during the three months ended September 30, 2003:

     (a) Between July 1, 2003 and September 25, 2003, the Registrant issued options covering a total of 9,000,000 shares of common stock to three individuals in connection with various consulting contracts with the Company. These options are exercisable into free trading shares of common stock under the Registrant's Stock Incentive Plan, as amended. These options vested immediately on the grant date and have a strike price of ranging between $0.023 to $0.05 per share. The fair value of these options was $298,187, which was expensed in the quarter ended September 30, 2003. These options were exercised between July and September 2003 for an aggregate exercise price of $342,000.

     (b) On July 18, 2003, the Registrant issued 10,000,000 shares of common stock to one individual in connection with a consulting contract with the Company. These shares were valued at $700,000
($0.07 per share).

     (c) On June 27, 2003, the parties to an agreement between Heroya Investments Limited and the Registrant for the acquisition of privately held Rahaxi Processing Oy. executed a third amendment to that agreement. Under this third amendment, the Registrant purchased the last 13.3% of Rahaxi from Heroya in exchange for Registrant common stock representing the outstanding cash balance of $502,100, bringing total equity payments to a cash value equivalent of $4,300,000. On August 26, 2003, the Registrant issued 8,137,000 shares of common stock (previously mistakenly reported in a Form 8-K/A as 8,100,000) to Heroya under the terms and in satisfaction of this third amendment.

     (d) On August 26, 2003, the Registrant issued 10,000,000 shares of common stock to one Company in connection with a consulting contract with the Company. These shares were valued at $400,000
($0.04 per share).

     (e) Between September 23, 2003 and September 29, 2003, the Registrant sold a total of 15,700,000 shares of common stock to two individuals and two companies for a total consideration of $157,000 ($0.01 per share). The Company received cash proceeds of $99,985 and expected to receive the remaining $57,015 in the quarter ended December 31, 2003.

     No commissions were paid in connection with any of these sales. All these sales, with the exception of subparagraphs (a) and (b), were undertaken under Regulation S under the Securities Act of 1933, as amended ("Act"), by the fact that:

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

     The sales under subparagraphs (a) and (b) were undertaken under Rule 506 of Regulation D under the Act by the fact that:

     - the sales were made to a sophisticated or accredited investor as defined in Rule 502;

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

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser is not an underwriter within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

Disagreement with Former Auditor for ePayLatina, S.A.

     On August 10, 2001, the Registrant purchased all of the assets of ePayLatina, S.A. Prior to this acquisition, an audit was conducted on the books and record of ePayLatina, S.A. by the Dominican Republic office of Ernst & Young. This audit, dated August 2, 2001, is contained in a Form 8-K/A filed with the SEC on November 1, 2001. For accounting purposes, this acquisition was accounted for using the purchase method, with ePayLatina, S.A. as the accounting acquirer in a reverse acquisition. Therefore, the historical equity of the Registrant has been adjusted to reflect the conversion of ePayLatina, S.A. common stock to that of the Registrant. Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of ePayLatina, S.A. and include only the transactions of the Registrant after the acquisition.

     On October 25, 2002, the current independent auditors for the Registrant, Stonefield Josephson, Inc. ("Stonefield"), completed an audit of the books and records of the Registrant for the period from May 25, 2001 (inception of ePayLatina, S.A.) to June 30, 2002. Stonefield concluded, as a result of this audit, that: (a) because ePayLatina, S.A. lacked sufficient documentation to demonstrate to Stonefield that this company owned free and clear of any liens certain assets, including equipment and software, previously recorded on ePayLatina, S.A.'s balance sheet as having a value of approximately $900,000, this company could no longer properly recognize such items as assets of this company; and (b) the revenue figures for the Registrant, based on the ePayLatina, S.A. audit, for the period from May 25, 2001 to March 31, 2002 (including the intervening quarters), were recorded improperly and overstated by approximately $150,500. Both the balance sheet and the income statement in question had previously been audited by Ernst & Young.

     Prior to the issuance of the audit for the fiscal year ended June 30, 2002, Stonefield attempted on numerous occasions to contact Ernst & Young to discuss this inconsistency. In September 2003, Ernst & Young's Domincan Republic office orally advised Paul Egan that Ernst & Young continues to stand behind its audit of ePayLatina, and in particular confirms its opinion that the assets and revenue were both properly recorded by ePayLatina, S.A. as reflected in the audited financial statements which they prepared. Neither the Registrant nor Stonefield has received any written correspondence from Ernst & Young supporting their position or evidence of the Registrant's ownership of such assets. However, it is the Registrant's understanding that this matter is still under review by Ernst & Young.

     As a result of the above disagreement, the Registrant has not amended the Form 8-K noted above. Once this matter has been resolved, then a determination will be made by the Registrant as to whether the Form 8-K is required to be further amended. However, the Registrant intends to file amended Form 10-QSB's for the affected periods as a result of Stonefield's audit.

Acquisition of TransAxis, Inc.

     On September 24, 2003, the Registrant entered into a stock purchase agreement with certain shareholders of TransAxis, Inc. ("TransAxis") (formerly Digital Courier Technologies, Inc.) for the acquisition of a majority of the common stock of this publicly held company (see Exhibit 2.12 to this Form 10-QSB). The terms of the acquisition provide for the Registrant to purchase a majority of the shares that consist of the following: (a) the 2,916,533 shares that will be outstanding upon the conversion of certain debt of TransAxis ("Conversion Right"); and (b) the 805,000 shares of Registrant common stock issued and outstanding. In exchange the Registrant is to issue on a pro rata basis based on the sellers' current percentage beneficial ownership of TransAxis common stock (including the beneficial ownership of the TransAxis common stock represented by the Conversion Right) the aggregate number of shares of Registrant common stock which is the greater of (i) 7,000,000 shares of common stock, or
(ii) that number of shares of common stock equal to $1,260,000 divided by the average closing bid price per share of the common stock on the five days prior to the closing date.

     On October 8, 2003, the parties amended the original purchase agreement (see Exhibit 2.13 to this Form 10-QSB). The following was amended under this document:

     (a) The Registration Rights Agreement (Exhibit B to the agreement) was amended so that the Registrant is to use commercially reasonable efforts to cause a Form SB-2 registration statement covering re-sales of all of the shares of Registrant common stock to be issued to or on behalf of the Sellers at the closing to be filed with the SEC within 180 days after the closing. Thereafter, the Registrant is to use commercially reasonable efforts to have this registration statement declared effective as promptly as possible, and to keep this registration statement effective until the earlier of (i) one year following the effectiveness date or (ii) that date on which all of the common stock covered by the registration statement may be resold without further restriction pursuant to Rule 144 under the Securities Act of 1933.

     (b) The parties to the agreement concur that the original amount of Registrant common stock to be issued in connection with the Agreement is 31,500,000 shares, but that due to a certain liability of TransAxis, the total amount of common stock to be issued by the Registrant is reduced to 25,312,053. In addition, due to a missing stock certificate of that Registrant, the Registrant will be required to deliver a further reduced total of 25,183,418 shares of common stock at the closing, with the remaining 128,585 shares only upon delivery to the Registrant the missing stock certificate.

     In compliance with the agreement and the amendment, on October 15, 2003, the Registrant issued and delivered a total of 25,183,418 restricted shares of common stock for approximately 87% of the shares of TransAxis, and this transaction was closed. The closing date of the transaction, October 15, 2003, was considered the effective date of the acquisition as all the terms and details were finalized and executed. TransAxis's financial statements will be included in the Registrant's consolidated financial statements after October 15, 2003.

     In anticipation of this transaction and while in the negotiation stage, in July 2003, the Registrant loaned to TransAxis the amount of $75,000 via two senior secured convertible note agreements in the amount of $50,000 and $25,000, respectively ("Bridge Notes") (see Exhibits 4.15 and 4.16 to this Form 10-QSB). The Bridge Notes carry interest at the rate of (i)12.5 % per year from September 1, 2003, provided that the Registrant does not hold less than 70% interest of the outstanding capital stock of TransAxis at August 31, 2003, and
(ii) 15% per annum commencing January 1, 2004, provided that the Registrant has not completed the acquisition of TransAxis by this date. The Bridge Notes are senior obligation of TransAxis, Inc. and payment is secured by a security agreement between the two parties.

     The Bridge Notes matured on September 29, 2003 without being paid. If the Bridge Notes are not paid in full before December 31, 2003, the Registrant has the option for a one-year period to convert the Bridge Notes without payment of any other consideration into common stock of TransAxis according to the following: at least the number of shares which will prove 5% ownership of the outstanding shares of TransAxis, and shall be increased by 1% for each additional $15,000 of loans or accrued interest thereon that the Registrant maintains with TransAxis.

     Since the Registrant purchased majority interest of TransAxis effective October 15, 2003, these notes receivable will be included in the calculation of the purchase price of TransAxis in the quarter ended December 31, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant filed the following report on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB:

     An amended Form 8-K was filed on August 6, 2003 to report that on July 29, 2003, the Registrant announced in a press release that it had terminated negotiations with FreeStar Acquisition
Corporation and Hans Thulin, its principal, concerning the proposed acquisition of all the stock of the Registrant by means of a cash merger. the Registrant's board of directors had determined that the proposed transaction was being restructured in a manner deemed to be inadvisable and not in the best interests of its stockholders.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FreeStar Technology Corporation


Dated: December 1, 2003                By: /s/ Paul Egan
                                       Paul Egan, President/Chief
                                       Executive Officer

Dated: December 1, 2003                By: /s/ Ciaran Egan
                                       Ciaran Egan,
                                       Secretary/Treasurer/Chief
                                       Financial Officer

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

4.13 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No, 2), dated May 25, 2003
       (incorporated by reference to Exhibit 4.1 of the Form S-8
       POS filed on June 2, 2003).

4.14 Amended and Restated Stock Incentive Plan (Amendment No, 2), dated May 25, 2003 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on June 2, 2003).

4.15 Senior Secured Convertible Note issued by TransAxis, Inc. in favor of the Registrant, dated July 14, 2003 (see below).

4.16 Senior Secured Convertible Note issued by TransAxis, Inc. in favor of the Registrant, dated July 17, 2003 (see below).

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 20, 2003).

23     Consent of Independent Certified Public Accountants
       (incorporated by reference to Exhibit 23 of the Form 8-K filed on November 4, 2003).

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