Form 10KSB/A
period 2003-06-30
FREESTAR TECHNOLOGY CORP
filed 2004-01-09
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                        FORM 10-KSB/A

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

     The Registrant, by this Form 10-KSB/A, amends Part II, Item 7 (Financial Statements - Balance Sheet for the fiscal year ended June 30, 2003) to correct an error that occurred in the amount of cash and cash equivalents formerly reported in the filed Form 10-KSB as $64,423. This error occurred upon the filing of the Form 10-KSB on the EDGAR system (this amount was correct in the document submitted for filing but the first numeral of the correct amount of $264,423 in the cash and cash equivalents was omitted from the filed document). Besides this change to this Balance Sheet, no other changes have been made to the Form 10-KSB for the fiscal year ended June 30, 2003.

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


/s/ Stonefield Josephson, Inc.
Certified Public Accountants
Irvine, California
October 16, 2003

                        FREESTAR TECHNOLOGY CORPORATION
                        (formerly Freestar Technologies)
                          CONSOLIDATED BALANCE SHEETS


                                                                 June 30,
                                                              2003    2002

                                           ASSETS

Current assets:
Cash and cash equivalents                                 $ 264,423 $    2,441
Accounts receivable, net of allowance for
  doubtful account of $37,584 in 2003
  and $62,462 in 2002                                       136,762      3,271
Prepaid expenses                                                  -     52,018
Prepaid salaries to officers/related parties                130,500          -
Credits and deposits for future purchases of inventories          -    289,000
Other current assets                                         22,334          -

Total current assets                                        554,019    346,730

Property and equipment, net of accumulated
  depreciation and amortization                              50,187     14,291
Software, net of accumulated amortization                   358,350    337,006
Software license, net of accumulated amortization         2,594,856          -
Credit for future purchases of inventories                        -    675,000
Goodwill                                                  1,508,859          -
Other assets                                                  3,162      5,577

                                                         $5,069,433 $1,378,604

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                    $ 760,113  $  148,115
Accrued salaries - related parties                               -     197,500
Bank overdraft                                                   -       9,578
Line of credit                                               5,091      11,154
Notes payable                                                    -     321,972
Deferred revenue                                            34,301           -
Due to related party for converted
pledged collateral                                         703,664           -

Due to related party                                       291,242     413,980

Total current liabilities                                1,794,411   1,102,299

Stockholders' equity:
Convertible preferred stock, series A,
$0.001 par value,
  1,000,000 shares  authorized;
  1,000,000 shares issued
   and outstanding in both 2003 and 2002                     1,000       1,000

Convertible preferred stock, series B,
$0.001 par value,
 4,000,000 shares  authorized;
 2,500,000 shares issued and outstanding                     2,500           -
Additional paid in capital - preferred stock             2,229,558     432,058

Common stock, $0.001 par value,
500,000,000 shares authorized;
183,373,834 in 2003 and 43,816,557 in 2002,
issued and outstanding                                     182,384      42,827
Additional paid-in capital - common stock               17,525,126   4,904,984
Deferred compensation                                     (700,693)   (818,166)
Subscription receivable                                   (270,000)          -
Accumulated deficit                                    (15,676,201) (4,233,822)
Accumulated other comprehensive loss                       (18,652)    (52,576)

Total stockholders' equity                               3,275,022     276,305

                                                       $ 5,069,433 $ 1,378,604


The accompanying notes are an integral part of these consolidated financial statements


                              FREESTAR TECHNOLOGY CORPORATION
                             (formerly Freestar Technologies)
             CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                  Period From
                                                                  May 25, 2001
                                              Year Ended         (Inception) to
                                              June 30, 2003      June 30, 2002

Revenue                                       $     563,832      $      86,005

Cost of revenue                                     490,387             59,046

Gross profit                                         73,445             26,959

Operating expenses:
Non-cash compensation                             8,605,068          3,095,707
Selling, marketing, general and administrative    1,680,669          1,198,957
Write-off of credits for future purchases
of inventories                                      900,000                  -

Loss from operations                            (11,112,292)        (4,267,705)

Other income (expense):
Interest expense                                   (398,891)           (42,267)
Miscellaneous                                        68,804             76,150

Total other income (expense)                       (330,087)            33,883

Loss before income taxes                        (11,442,379)        (4,233,822)

Income taxes                                              -                  -

Net loss                                        (11,442,379)        (4,233,822)

Comprehensive gain (loss), foreign
currency translation adjustment                      33,924            (52,576)

Total comprehensive loss                       $(11,408,455)     $  (4,286,398)

Loss per share - basic and diluted             $      (0.10)     $       (0.15)

Weighted average shares outstanding -
basic and diluted                               109,095,770         27,647,006

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


                         Preferred                Common stock
                                                                                           Accum
                                                                                           lated
                                                                                            Com
                                                                         Sub               prehen
                                Addl                     Addl    De      scrip              sive    Total
                                Paid                     Paid    ferred  tion   Accum      income    Stock
    Series A       Series B      In                       In     Compen  Receiv lated      (loss)  holders
Shares  Amount  Shares  Amount  Capital  Shares  Amount  Capital   sation   able   Deficit         Equity
Balance at
May 25, 2001
1,000,000 $1,000     -       -  $432,058      -       -        -        -       -         -      -  433,058

Acquisition of
ePayLatina, S.A.
assets
        -      -     -       -         -  6,861,500 6,861      -        -       -         -      -    6,861

Issuance of
common stock to
pre-reorganization
shareholders
        -      -     -       -         -    988,750     -      -        -       -         -       -       -

Issuance of common stock
related to pay-off of note
payable to a major shareholder
         -     -     -       -        -   8,035,714 8,036 891,964       -       -         -       - 900,000

Issuance of common stock
to executives as
compensation
         -     -     -       -        - 13,364,286 13,364 1,385,436     -       -         -     - 1,398,800

Issuance of common stock to
various consultants and
legal advisors for
professional fees
         -      -     -      -         - 14,366,307 14,366 2,332,134 (818,166)   -        -     - 1,528,334

Issuance of common stock
as deposits
         -      -     -      -         -    200,000    200    43,800        -    -        -     -    44,000

Issuance of warrants to
various consultants
         -      -     -      -         -          -      -   168,573        -    -       -      -   168,573

Intrinsic value for
beneficial conversion
features on convertible notes
payable
         -      -     -      -         -          -      -    83,077        -    -       -      -    83,077

Net loss
         -      -     -      -         -          -      -         -        -(4,233,822)(52,576) (4,286,398)

Balance at June 30, 2002
1,000,000   1,000     -      -   432,058 43,816,557 42,827 4,904,984 (818,166)4,233,822)(52,576)   276,305

Issuance of preferred stock
to executives as director fees
        -       - 2,500,000 2,500 1,797,500      -       -         -        -         -       - -1,800,000

Intrinsic value for
beneficial conversion
features on convertible notes
payable
        -       -        -      -       -        -       -   45,005         -         -       - -   45,005

Issuance of common stock to
various consultants and legal
advisors for professional fees
        -       -        -      -       - 35,195,514 35,196 2,983,548  117,473        -       - - 3,136,217

Issuance of common stock as
directors' fees
        -       -        -      -       - 16,000,000 16,000   768,000        -        -       - -   784,000

Issuance of common stock to
purchase Rahaxi Processing Oy.
        -       -        -      -       - 45,200,000 45,200 3,953,900        -        -       - - 3,999,100

Issuance of common stock to
pay off debt
        -       -        -      -       -  4,000,000  4,000   266,000        -        -       - -   270,000

Issuance of common stock for
unpaid salaries of
executives
        -       -        -      -       -  7,000,000  7,000   336,000        -        -      -  -   343,000

Issuance of common stock for
exercise of stock options by
executives
        -       -        -      -       - 15,500,000 15,500  139,500        - (155,000)      -  -         -

Issuance of
common stock for
exercise of stock options by
consultants
        -       -        -      -      -   9,911,763  9,911  782,088        -  (5,000)      -   -   786,999

Sales of common stock to
investors
        -       -        -      -      -   5,750,000  5,750  362,250        - (100,000)     -   -   268,000

Issuance of common stock for
exercise of stock options by
employees
        -       -        -      -      -   1,000,000  1,000    9,000        -  (10,000)     -   -         -

Fair value for warrants issued
to a consultant
        -       -        -      -      -           -      -  267,796        -        -      -   -   267,796

Intrinsic value of
stock options issued to
employees
        -       -       -       -      -          -       -  900,000        -        -      -   -   900,000

Fair value of stock options
issued to consultants
        -       -       -       -      -          -       - 1,807,055       -        -      -   - 1,807,055

Net loss
-      -      -      -      -          -       -         -       -        -(11,442,379) 33,924 (11,408,455)

Balance at June 30, 2003
1,000,000 1,000 2,500,000 2,500 2,229,558 183,373,834 182,384 17,525,126 (700,693) (270,000) (15,676,201)(18,652) 3,275,022


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

Adjustments to reconcile net
loss to net cash
provided by (used for)
operating activities:
Depreciation and amortization                         311,556          160,580
Bad debt                                                3,149           64,925
Non-cash compensation                               8,605,068        3,095,707
Amortization of financing cost on convertible
notes payable                                         234,918                -
Amortization of discount for
beneficial conversion
features on convertible
notes payable                                         106,752           20,769

Impairment of credit for
purchases of future inventories                       900,000                -

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable                                    32,617          (65,733)

Deposits for inventory purchase                        64,000          (20,000)
Prepaid expenses                                       52,018          (52,018)

Prepaid salaries to related parties                    15,000                -

Other current assets                                  (11,933)               -

Other assets                                                -           (5,577)

Increase (decrease) in liabilities

Accounts payable and accrued expenses                  63,726          148,115

Accrued salaries - related parties                          -          197,500

Accrued interest - advances from related party         50,853           13,375

Total adjustments                                  10,427,724        3,557,643

Net cash used by operating activities              (1,014,655)        (676,179)

Cash flows provided by (used for)
investing activities:
Purchases of computer and office equipment             (3,360)         (19,811)
Purchases of software                                (159,658)               -
Cash paid for acquisition of Rahaxi Processing Oy.,
net of cash received                                  (11,113)               -

Net cash used by investing activities                (174,131)         (19,811)

Cash flows provided by (used for)
financing activities:
Principal proceeds from line
of credit agreement                                   (6,063)           11,154
Proceeds from overdraft                               (9,578)            9,578
Proceeds from issuance of notes payable              350,000           384,280
Proceeds from advances from related party             54,531           400,605
Proceeds from exercise of options by employees and
consultants                                          415,000                 -
Proceeds from sales of common
stock and warrants                                   730,000                 -

Net cash provided by financing activities          1,533,890           805,617

Net increase (decrease) in cash and cash
equivalents                                          345,104           109,627

Effect of exchange rate changes on cash              (83,122)         (107,186)

Cash and cash equivalents, beginning of period         2,441                 -

Cash and cash equivalents, end of period          $  264,423        $    2,441

Supplemental disclosure of cash flow information:
Interest paid                                     $        -        $   11,411

Income tax paid                                   $        -        $        -

Issuance of 200,000 shares of common
stock for purchase deposit                        $        -        $   44,000

Issuance of 8,035,714 shares of common
stock to purchase merchandise
credits from Paul Egan                            $        -        $  900,000

Shares, options, and warrants issued for services $5,221,068        $1,696,908

Issuance of shares of preferred stock as
executive compensation                            $1,800,000        $1,398,800

Intrinsic value of options issued to
executive compensation                            $  800,000        $        -

Shares of common stock issued as
directors' fees                                   $  784,000        $        -

Issuance of 4 million shares of common
stock to replace shares
a shareholder contributed for a debt
conversion                                        $  270,000        $        -

Shares issued to pay off executive salaries       $  343,000        $        -

Discount for beneficial conversion
features on convertible notes payable             $  106,752        $   83,077

Debt to related party incurred in
relation to convertible notes payable
and related accrued expenses paid off
by share owned by
president of the Company                          $  679,869        $        -

Issuance of 45,200,000 shares to acquire
86.6 % interest of
Rahaxi Processing Oy.                             $3,488,000        $        -

Accrual of 8,100,000 shares to be issued
to acquire 13.4% interest of
Rahaxi Processing Oy.                             $  511,100        $        -


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

The total purchase price was valued at approximately $4,010,013 and is summarized as follows:

The purchase price was allocated as follows:

    Accounts receivable                                  $    160,208
    Other current assets                                       10,973
    Fixed assets                                               46,154
    Software                                                  114,540
    Software license fee                                    2,719,500
    Goodwill                                                1,508,859
    Accounts payable and accrued expenses                    (518,572)
    Deferred revenue                                          (31,649)

                                                         $  4,010,013

The Company has one year from the date of acquisition "allocation period" to make purchase price adjustments including those to goodwill for new information affecting the original purchase price allocation.

Proforma results of operations as if the Rahaxi Processing Oy. had been acquired at the beginning of the fiscal year are as follows:

                                                      2003           2002

Revenue:
  As reported                                       $    563,832   $    86,005
  Pro forma                                         $  1,111,302   $   534,061

Net loss:
  As reported                                       $(11,442,379)  $(4,233,822)
  Pro forma                                         $(11,590,585)  $(4,348,348)

Basic and diluted loss per share:

  As reported                                       $      (0.10)  $     (0.15)
  Pro forma                                         $      (0.08)  $     (0.05)

(3)  Accounts Receivable:

A summary is as follows:

                                                             June 30,
                                                       2003            2002

Trade                                               $   174,346   $     65,733
Allowance for doubtful accounts                          37,584         62,462
                                                    $   136,762   $      3,271

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

The change of carrying value of the goodwill is summarized as follows:

                                                      2003           2002

Balance at the beginning of the year:              $        -      $        -
  Goodwill acquired during the year                 1,508,859               -
   Impairment loss during the year                          -               -
Balance at the end of the year                     $1,508,859      $        -

(6)  Property and Equipment:

A summary is as follows:

                                                           June 30,
                                                      2003           2002

Computer Equipment                                 $   68,045      $   13,035
Leasehold Improvements                                  3,842           6,776
                                                       71,887          19,811
Less accumulated depreciation and amortization         21,700           5,520

                                                   $   50,187      $   14,291

Depreciation and amortization expense for property and equipment amounted to $12,779 and $5,738, respectively, for the year ended June 30, 2003 and the period ended June 30, 2002.

(7)  Software Cost and Software License:

A summary is as follows:

                                                           June 30,
                                                      2003           2002

"ETSS" Software                                    $  231,237     $   407,842
Rahaxi System Software                                154,447               -
Software development costs                            203,956          78,133
                                                      589,640         485,975

Less accumulated amortization                         231,290         148,969
                                                   $  358,350     $   337,006

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

                                     $ 2,953,206

(8)  Line of Credit and Notes Payable:

Bank Credit Line:

The Company has an unsecured note payable with Banc Nacional de
Credito, a Dominican Republic bank, of $5,091 and $11,154, respectively, at June 30, 2003 and 2002, respectively. The note carries an interest rate of 48% per annum and is payable on demand.

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

Income tax provision amounted to $0 for both the year ended June 30, 2003 and the period ended June 30, 2002 (an effective rate of 0%). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                                    2003            2002
Computed tax (benefit) at federal
statutory rate of 34%                          $(3,887,000)      $(1,440,000)
Estimated net operating loss
carryforward limitation                                  -           100,000
Write-off of credit for future
purchases of inventories                           306,000                 -
Change in valuation allowance                    3,581,000         1,340,000

                                               $         -       $         -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   2003            2002

Deferred tax assets:
Allowance for doubtful accounts                $    12,800      $     21,700
Impairment of credit for future
purchases of inventories                           306,000                 -
Accrued vacation                                       600               900
Net operating losses carryforwards               4,601,600         1,317,400

Net deferred assets before
valuation allowance                              4,921,000         1,340,000
Valuation allowance                             (4,921,000)        (1,340,000)

                                               $         -      $           -

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

The warrant activities at June 30, 2003 and 2002 follow:



                                                                                   Weighted
                                                                 Number            average of
                                                               of shares          exercise price
Outstanding at May 25, 2001 (inception)                                 -                      -
Granted                                                        1,350,000          $          N/A
Exercised                                                              -                       -
Cancelled/Expired                                                      -                       -

Outstanding at June 30, 2002                                   1,350,000          $          N/A

Warrants exercisable at June 30, 2002                          1,350,000          $          N/A

Granted                                                       25,000,000          $         0.09
Exercised                                                      9,911,763          $         0.10
Cancelled/Expired                                                400,000                       -

Warrants exercisable at June 30, 2003                         16,038,237         $           N/A



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



(13)  Commitments:

The Company leases its facility under an operating lease. The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of June 30, 2003:


                                                    Real estate

     Year ending June 30,

     2004                                                21,114
     2005                                                     -
     2006                                                     -
     2007                                                     -

               Total                                $    21,114

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

                                       FreeStar Technology Corporation



Dated: January 6, 2004                 By: /s/ Paul Egan
                                       Paul Egan, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                    Title                             Date

/s/  Paul Egan            President/Chief Executive            January 6, 2004
Paul Egan                 Officer/Director

/s/  Ciaran Egan          Secretary/Treasurer/Chief            January 6, 2004
Ciaran Egan               Financial Officer (principal
                          financial and accounting
                          officer)/Director

/s/  Fionn Stakelum       Director                             January 6, 2004
Fionn Stakelum