Form 10QSB
period 2003-12-31
FREESTAR TECHNOLOGY CORP
filed 2004-03-17
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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

     As of December 31, 2003, the Registrant had 450,562,670 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X .

                                    TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE
              SHEET AS OF DECEMBER 31, 2003                               3

              CONDENSED CONSOLIDATED STATEMENTS OF
              OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
              DECEMBER 31, 2003 AND DECEMBER 31, 2002                     5

              CONDENSED CONSOLIDATED STATEMENTS OF
              CASH FLOWS FOR SIX MONTHS ENDED
              DECEMBER 31, 2003 AND DECEMBER 31, 2002                     6

              NOTES TO CONDENSED CONSOLIDATED
              FINANCIAL STATEMENTS                                        9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND
              ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                  20

     ITEM 3.  CONTROLS AND PROCEDURES                                    36

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          37

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  40

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            41

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        41

     ITEM 5.  OTHER INFORMATION                                          41

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           44

SIGNATURES                                                               45

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          FREESTAR TECHNOLOGY CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2003
                                  (Unaudited)

                                     ASSETS

Current assets:
Cash and cash equivalents                                     $      590,141
Accounts receivable, net of allowance for
doubtful accounts of $34,676                                         185,693
Prepaid salaries to officers                                          73,947
Other current assets                                                 118,652

Total current assets                                                 968,433

Property, plant and equipment, net of accumulated
  depreciation and amortization                                       53,589

Software, net of accumulated amortization                            685,645
Software license, net of accumulated amortization                  2,012,868
Customer relations and contracts, net of accumulated amortization  1,914,275
Investment in TransAxis, Inc.                                      1,506,028
Other assets                                                           2,917

                                                               $   7,143,755

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                          $   1,091,749
Line of credit                                                         4,697

Due to related party for converted pledged collateral                727,459
Due to related party for advances                                    253,960

Total current liabilities                                          2,077,865

Stockholders' Equity:
Convertible preferred stock, series A, $0.001 par value,
  1,000,000 shares  authorized; 1,000,000 shares issued
   and outstanding                                                     1,000
 Convertible preferred stock, series B, $0.001 par value,
  4,000,000 shares  authorized; 2,500,000 shares issued
   and outstanding                                                     2,500
 Additional paid-in capital - preferred stock                      2,229,558
 Common stock, $0.001 par value, 500,000,000
shares authorized;
  450,562,670 issued and outstanding                                 449,572
 Additional paid-in capital - common stock                        26,181,329
 Share cancellation receivable                                    (1,531,206)
 Subscription receivable                                            (888,648)
 Deferred compensation                                            (2,134,372)
 Accumulated deficit                                             (19,351,087)
 Accumulated other comprehensive income                              107,244

Total stockholders' equity                                         5,065,890

                                                                $  7,143,755

The accompanying notes form an integral part of these condensed consolidated financial statements


                       FREESTAR TECHNOLOGY CORPORATION
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                Three Months   Three Months   Six Months   Six Months
                                                   Ended          Ended         Ended        Ended
                                              December, 31     December 31,   December 31,  December 31,
                                                   2003           2002          2003           2002
Revenue                                       $   361,431      $          -   $    661,374  $      8,700

Cost of revenue                                   282,776                 -        435,435           802

Gross profit                                       78,655                 -        225,939         7,898

Non-cash compensation                             611,552         4,416,472      2,552,408     4,618,505
Selling, general and administrative expenses      720,151           292,301      1,315,956       719,766

Loss from operations                           (1,253,048)       (4,708,773)    (3,642,425)   (5,330,373)

Other income (expenses):
Miscellaneous                                           -            (7,966)             -        42,656
Interest expense                                  (15,910)         (254,254)       (32,461)     (377,862)

Net Loss                                       (1,268,958)       (4,970,993)    (3,674,886)   (5,665,579)

Other comprehensive income (loss)                 112,965           164,919        125,896       126,727

Comprehensive loss                             (1,155,993)       (4,806,074)    (3,548,990)   (5,538,852)

Loss per share - basic and diluted                   0.00             (0.07)         (0.01)        (0.09)

Weighted average shares outstanding -
    basic and diluted                         382,509,784        76,011,340    294,558,901    61,059,628


The accompanying notes form an integral part of these condensed consolidated financial statements


                           FREESTAR TECHNOLOGY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                   Six Months     Six Months
                                                     Ended          Ended
                                                   December 31,   December 31,
                                                      2003            2002

Cash flows used for operating activities:

Net loss                                          $(3,674,886)    $ (5,665,579)
Adjustments to reconcile net loss to net cash
  provided by (used for) operating activities:
Depreciation and amortization                         258,222          120,905

Non-cash compensation                               2,552,408        4,618,505

Amortization of financing cost on convertible
notes payable                                               -          224,738

Amortization of discount for beneficial conversion
features on convertible notes payable                       -          106,752

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable                                   (35,629)               -
Prepaid salaries - officers                            56,553                -
Merchandise credits - current                               -           44,000
Deferred revenue                                      (29,917)               -
Other assets                                          (96,898)           1,811
Increase (decrease) in liabilities
Accounts payable and accrued expenses                 393,329           24,139
Due to shareholders                                    16,475            4,853
Accrued salaries - related parties                          -           52,400

Total adjustments                                   3,114,543        5,198,103

Net cash used by operating activities                (560,343)       (467,476)

Cash flows used for investing activities:
Purchase of fixed assets                              (11,911)         (7,278)
Investment in Rahaxi                                        -        (208,000)
Purchase of software and capitalized software cost   (385,406)              -
Investment in TransAxis, Inc.                         (75,000)              -

Net cash used by investing activities                (472,317)       (215,278)

Cash flows provided by financing activities:
Principal proceeds from line of credit agreement            -          (2,470)
Repayment on overdraft                                      -          (8,842)
Proceeds from issuance of notes payable                     -         350,000

Proceeds from sale of common stock                  1,046,152         212,000
Proceeds from exercise of stock
options/warrants                                      307,500               -
Sale of warrants                                            -          90,000
Repayments from a related party, net                  (11,585)         (7,700)

Net cash provided by financing activities           1,342,067         632,988

Net increase (decrease) in cash and
cash equivalents                                      309,407         (49,766)

Foreign currently translation adjustments              16,311         126,458

Cash and cash equivalents, beginning of period        264,423           2,441

Cash and cash equivalents, end of period              590,141          79,133

Supplemental disclosure of cash flow information:
Interest paid                                               -          30,685

Income tax paid                                             -               -

Shares and warrants issued for services             2,552,408       4,618,505

Prepaid financing cost as increase of
convertible notes payable                                   -         135,720

Loan payable to a stockholder related
to a deposit transferred to the Company                     -               -

Issuance of 4 million shares of common
stock to replace shares a shareholder
contributed for a debt conversion                     270,000               -

Issuance of 7 million shares of common
stock for unpaid accrued salaries to
officers and salaries                                 343,00                -

Debt to related party incurred in
relation to convertible notes payable and related
accrued expenses paid off by
shares owned by president of the Company             679,869                -

Discount for beneficial conversion
features on convertible notes payable                      -          106,752

Issuance of 4,000,000 shares of common
stock to replace shares
a shareholder contributed for a debt
conversion                                                 -          270,000

Issuance of 7,000,000 shares of common
stock for unpaid accrued
salaries to officers and salaries for future period        -          343,000

Debt to related party incurred in
relation to convertible notes payable
and related accrued expenses paid off
by shares owned by president of the Company                -          679,867

Issuance of 8,383,418 shares for
investment in TransAxis, Inc.                      1,431,028                -


The accompanying notes form an integral part of these condensed consolidated financial statements


                           FREESTAR TECHNOLOGY CORPORATON
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2003. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of December 31, 2003, and the results of operations for the three-month and six-month periods ended December 31, 2003 and 2002, and cash flows for the six-month periods ended December 31, 2003 and 2002. The results of operations for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Business Operations.

The Company, formerly known as Freestar Technologies and Freedom Surf, Inc., was formed on November 17, 1999 as a Nevada corporation, with its principal offices in Santo Domingo, Dominican Republic. The Company has developed software- enabling e-commerce transactions over the Internet, using credit, debit, ATM (with PIN), or smart cards.

The Company intends to have four main revenue sources: (1) sales of its PaySafe devices "ePayPad"; (2) processing fees related to the transactions through the use of ePayPad and merchant services (the Company intends to charge a fee for these transactions ranging from 0.3% to 1.3% of the value of the transaction); (3) revenue from the Company's transaction fees stemming from its Internet Payment Gateway; and (4) revenue stemming from Rahaxi Processing Oy., which derives income from the transaction fees it receives from processing online point of sale terminal transactions.

ePayPad is one of several card swipe devices that the Company intends to utilize to deliver its transaction processing solution "Pay Safe Now". The ePayPad is a small desktop hardware device resembling a credit card reader found at your local supermarket or bank. This unobtrusive box is equipped with a credit card reader and a ten key numeric keypad. The ePayPad allows the consumers to securely shop and pay bills on-line.

Through the purchase of Rahaxi Processing Oy. in January 2003, a Northern European online credit card processing company based in Helsinki, Finland, the Company intends to expand its market to Europe. For the three months and six months ended December 31, 2003, all revenue of the Company was derived from this division.

Revenue Recognition.

The Company recognizes revenue when products are shipped or services provided to its customers. Provisions for discounts and other adjustments are provided for in the same period the related revenue is recorded.

Processing fee revenue is earned based upon the actual number of transactions processed through its processing system. Transaction processing fees are recognized in the period that the service is performed. These fees are charged on a per transaction basis, depending on the arrangement with the customers.

Recent Accounting Pronouncements.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

During October 2003, the FASB issued Staff Position No. FIN 46, deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46.

On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN-46R"), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The Company has deferred the adoption of FIN 46 with respect to variable interest entities created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact to the Company's financial position, results of operations or liquidity resulting from the adoption of this interpretation.

In December 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This standard replaces SFAS No. 132 of the same title that was previously issued in February 1998. The revised SFAS No. 132 was issued in response to concerns expressed by financial statement users about their need for more transparency of pension information. The revised standard increases the existing GAAP disclosures for defined benefit pension plans and other defined benefit postretirement plans.
However, it does not change the measurement or recognition of those plans as required under: SFAS No. 87, "Employers' Accounting for Pensions"; SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits"; and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised standard requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, for the first time, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The revised SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003 and for interim periods beginning after December 15, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

2.  ACQUISITION OF RAHAXI PROCESSING OY.

In September 2002, the Company entered into an acquisition agreement with Heroya Investments Limited ("Heroya") for the purpose of acquiring 100% of the common stock of Rahaxi Processing Oy. ("Rahaxi"). The original acquisition agreement was subsequently amended in December 2002, in February 2003, and again in June 2003.
On January 16, 2003, the Company issued 22,000,000 shares of common stock in order to obtain a majority interest of Rahaxi. Since the remainder of the purchase price was to be made in installments, the Company considered the transaction to be completed as of that date.
As of December 31, 2003, all the considerations to purchase Rahaxi had been given Heroya.

During the three months ended December 31, 2003, the Company engaged an independent firm to perform a valuation of Rahaxi. Based on the results of the valuation, the Company adjusted the allocation of the purchase price primarily pertained to the values assigned to intangible assets and goodwill. Total purchase price remained to be valued at approximately $4,010,013.

The Company will continuously evaluate the fair value of the assets acquired. If the fair value is determined to be lower than the purchase price of Rahaxi in the future, the Company will record an impairment charge against acquired assets accordingly.

The preliminary and revised purchase price allocation is summarized as follows:



                                                 Originally
                                                 reported as                               As
                                                 of June 30, 2003       Adjustment      Adjusted
Accounts receivable                             $    160,208                     -      $    160,208
Other current assets                                  10,973                     -            10,973
       Fixed assets                                   46,154                     -            46,154
Software                                             114,540                     -           114,540
Software license fee                               2,719,500              (458,345)        2,261,155
Customer relations and contracts                           -             1,967,204         1,967,204
Goodwill                                           1,508,859            (1,508,859)                -
Accounts payable and accrued expenses               (518,572)                    -          (518,572)
Deferred revenue                                     (31,649)                    -           (31,649)

  Total purchase price                             4,010,013                     -          4,010,013


3.  ACQUISITION OF TRANSAXIS, INC.

Acquisition.

On September 24, 2003, the Company entered into a stock purchase agreement with certain shareholders of TransAxis, Inc. ("TransAxis") (formerly Digital Courier Technologies, Inc.) for the acquisition of a majority of the common stock of this publicly held company ("TA Acquisition Agreement"). The terms of the TA Acquisition Agreement provide for the Company to purchase a majority of the shares that consist of the following: (a) 2,916,533 shares that will be outstanding upon the conversion of certain debt of TransAxis ("Conversion Right"); and (b) 805,000 shares of company common stock issued and outstanding. In exchange, the Company is to issue on a pro rata basis based on the sellers' current percentage beneficial ownership of TransAxis common stock (including the beneficial ownership of the TransAxis common stock represented by the Conversion Right) the aggregate number of shares of Company common stock which is the greater of (i) 7,000,000 shares of common stock, or (ii) that number of shares of common stock equal to $1,260,000 divided by the average closing bid price per share of the common stock on the five days prior to the closing date.

On October 8, 2003, the parties amended the original purchase agreement as follows ("Amendment No. 1"):

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

     (b) The parties to the agreement concur that the original amount of Company common stock to be issued in connection with the Agreement is 31,500,000 shares, but that due to a certain liability of TransAxis, the total amount of common stock to be issued by the Company is reduced to 25,312,053. In addition, due to a missing stock certificate of that company, the Company will be required to deliver a further reduced total of 25,183,418 shares of common stock at the closing, with the remaining 128,585 shares issuable only upon delivery to the Company of the missing stock certificate.

In compliance with the agreement and the amendment, on October 15, 2003, the Company issued and delivered a total of 25,183,418 restricted shares of common stock for approximately 87% of the shares of TransAxis, and this transaction was closed. The closing date of the transaction, October 15, 2003, was considered the effective date of the acquisition as all the terms and details were finalized and executed and the Company has control of the assets of TransAxis.

On February 20, 2004, the parties further amended the original purchase agreement ("Amendment No. 2"). The Company claimed that it had identified certain accounting-related deficiencies in the books and records of TransAxis which predate the closing date, and that such deficiencies have and will continue to preclude TransAxis from being able to obtain audited financial statements without undue effort and expense. In order to avoid the cost of litigation and further disputes and negotiation, the Company and TransAxis agreed to reduce the number of shares issuable under the TA Acquisition Agreement from 25,183,418 to 3,200,000. The excess of shares issued per the original purchase agreement over the revised number of shares will be cancelled and returned to the Company. The fair value of the 3,200,000 shares of $752,000 was calculated based on the quoted market price on February 20, 2004 (measurement date) and is shown as Investment in TransAxis, Inc. in the accompanying condensed consolidated balance sheet as of December 31, 2003.

The acquisition of TransAxis has enabled the Company to enhance its existing processing system and offer a complete end-to-end solution to its clients. As an Internet Payment Gateway is an integral part of the Company's business module, and TransAxis possessed what the Company believes to be a quality Internet Payment Gateway with a proven record, the Registrant decided it would be in its best interests to acquire TransAxis. This Internet Payment Gateway is a comprehensive merchant and client payment gateway that offers, amongst others:

Transaction processing for VISA/MC/AMEX and Diners Club

   Real-time transaction reporting

   Fraudulent protection and transaction monitoring through iGuard
   Administration

   Batch services

   Credit issuing services

Brown Simpson Settlement.

Prior to the execution of the TA Acquisition Agreement, TransAxis had incurred a liability to Brown Simpson Partners I, Ltd. ("Brown Simpson") in the amount of approximately $1,400,000. During the three months ended December 31, 2003, the Company entered into a settlement agreement with Brown Simpson ("Brown Simpson Settlement Agreement") whereby the Company would issue to Brown Simpson 5,183,418 restricted shares of Company common stock and pay the amount of $10,000 in cash in return for Brown Simpson's dismissal of all its claims against the
Company.  These shares were issued on December 30, 2003.   The Company
is currently in negotiations with Brown Simpson to restructure the terms of the Brown Simpson Settlement Agreement. The Company believes these negotiations will result in the issuance of a significantly reduced number of shares in settlement of the Brown Simpson dispute. The 5,183,418 shares are valued at $679,028 and, along with the 3,200,000 shares issued pursuant to the TA Acquisition Agreement, are shown as Investment in TransAxis in the accompanying condensed consolidated balance sheet as of December 31, 2003.

The fair value of 25,183,418 shares originally issued in October 2003 totaling $1,813,206 was included in common stock and additional paid in capital. The excess of 21,983,418 shares with a fair value of $1,061,206 was classified as share cancellation receivable in the stockholders' equity section as of December 31, 2003. The receivable will be satisfied upon receipt of the shares.

Notes Receivable.

In anticipation of the TransAxis transaction and while in the negotiation stage, in July 2003, the Company loaned to TransAxis the amount of $75,000 via two senior secured convertible note agreements in the amount of $50,000 and $25,000, respectively (the "Bridge Notes"). The Bridge Notes carry interest at the rate of (i)12.5 % per year from September 1, 2003, provided that the Company does not hold less than 70% interest of the outstanding capital stock of TransAxis at August 31, 2003, and (ii) 15% per annum commencing January 1, 2004, provided that the Company has not completed the acquisition of TransAxis by this date. The Bridge Notes are senior obligation of TransAxis, Inc. and payment is secured by a security agreement between the two parties.

The Bridge Notes matured on September 29, 2003 without being paid. If the Bridge Notes are not paid in full before December 31, 2003, the Company has the option for a one-year period to convert the Bridge Notes without payment of any other consideration into common stock of TransAxis according to the following: at least the number of shares which will provide 5% ownership of the outstanding shares of TransAxis, and shall be increased by 1% for each additional $15,000 of loans or accrued interest thereon that the Registrant maintains with TransAxis.

The Bridge Notes are shown as Investment in TransAxis, Inc. in the accompanying condensed consolidated balance sheet as of December 31, 2003.

Consolidation of TransAxis, Inc.

Due to the insufficient accounting records of TransAxis, the Company was unable to obtain accurate financial statements and information related to the purchase price allocation, therefore, the purchase price including the payments to settle certain liabilities of TransAxis was classified as "Investment in TransAxis, Inc." until such information becomes available. Since the date of the acquisition, TransAxis has been inactive and its operating results are immaterial to the accompanying condensed consolidated financial statements.

As of March 16, 2004, the Company believed that the fair value of the technologies and payment gateway acquired through TransAxis exceed the purchase price and therefore, no impairment existed as of December 31, 2003. If the fair value is determined to be lower than the purchase price of TransAxis in the future, the Company will record an impairment charge against acquired assets accordingly.

4.  COMMON STOCK

Issuance of Common Stock for Services.

During the three months ended September 30, 2003, the Company issued 6,350,000 free trading shares of its common stock (registered under Form S-8) to various consultants and legal counsel for current and future services.

During the three months ended September 30, 2003, the Company issued 20,000,000 restricted shares of its common stock to various consultants for current and future services.

During the three months ended December 31, 2003, the Company issued 6,535,000 free trading shares of its common stock (registered under Form S-8) to various consultants and legal counsel for current and future services.

During the three months ended December 31, 2003, the Company issued 1,000,000 restricted shares of its common stock to an employee for current and future services.

During the three months ended December 31, 2003, the Company issued 3,400,000 restricted shares of common stock to various consultants for current and future services.

Sale of Common Stock.

During the three months ended September 30, 2003, the Company sold 15,700,000 restricted shares of its common stock to various investors at $0.01 per share for an aggregate amount of $157,000. The Company received cash proceeds of $99,985 during the quarter ended September 30, 2003 and $35,000 during the quarter ended December 31, 2003, and expects to receive the remaining $22,015 in the quarter ended March 31, 2004.

During the three months ended December 31, 2003, the Company sold 163,700,000 restricted shares of its common stock to various investors at $0.01 per share for an aggregate amount of $1,637,000. The Company received cash proceeds of $946,167 of this amount (net of financing cost of $163,700 paid and to be paid), and expects to receive the remaining $527,133 in the quarter ending March 31, 2004.

Issuance of Shares for Rahaxi Acquisition.

During the three months ended September 30, 2003, the Company issued 8,137,000 restricted shares of its common stock pursuant to the acquisition of Rahaxi Processing Oy. ("Rahaxi"). The issuance of these shares had been included in the calculation of the purchase price of Rahaxi during the fiscal year ended June 30, 2003.

Issuance of Shares for TransAxis Acquisition.

During the three months ended December 31, 2003, the Company issued 25,183,418 restricted shares of its common stock pursuant to the acquisition of TransAxis. On February 20, 2004, the Company renegotiated this transaction, and has cancelled these shares and issued 3,200,000 restricted shares of its common stock in satisfaction of the renegotiated agreement subsequent to December 31, 2003. The net amount of 3,200,000 shares is shown as issued and outstanding in the accompanying the condensed consolidated balance sheet as of December 31, 2003. The fair value of 25,183,418 shares originally issued in October 2003 totaling $1,813,206 was included in common stock and additional paid in capital. The excess of 21,983,418 shares with a fair value of $1,061,206 was classified as share cancellation receivable in the stockholders' equity section as of December 31, 2003.

Issuance of Shares for Debt Settlement.

During the three months ended December 31, 2003, the Company issued 5,183,418 restricted shares of its common stock pursuant to the terms of a debt settlement agreement in relation to the acquisition of TransAxis, Inc. The Company is in the process of renegotiating the terms of this agreement, and expects to cancel these shares and satisfy this debt with the issuance of a significantly fewer number of shares. The entire amount of 5,183,418 is shown as issued and outstanding and the fair value of these shares was classified as Investment in TransAxis, Inc. in the accompanying condensed consolidated balance sheet as of December 31, 2003.

Warrants and Stock Options to Consultants.

During the three months ended September 30, 2003, the Company granted options covering 9,000,000 shares of its common stock to various consultants. These options vested immediately on the grant date and have a strike price of ranging from $0.023 to $0.05 per share. The Company valued these options by using the Black-Scholes model under the following assumptions: (i) no expected dividends (ii) a risk-free interest rate range of 2.65% (iii) expected volatility ranging between 118% to 156% and (iv) an expected life of 1/2 year. The fair value of these options was $298,187, which was expensed in the quarter ended September 30, 2003.

Exercise of Warrants/Options.

During the three months ended September 30, 2003, the granted options covering 9,000,000 shares of common stock were exercised resulting in the issuance of 9,000,000 free trading shares of the Company's common
stock for an aggregate exercise price of $342,000.   The Company
received cash proceeds of $307,500 in the quarter ended September 309, 2003 and $34,500 in the quarter ended December 31, 2003.

Cancellation of Common Stock.

The Company included 3,000,000 shares of its common stock in the shares issued and outstanding that were originally issued to two consultants with a fair value of $470,000 and subsequently cancelled. These shares were shown as share cancellation receivable in the stockholders' equity section as of December 31, 2003.

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

                                      PaySafe        Rahaxi
                                      System         Payment
                                                     Processing     Total

                              For the Three Months Ended December 31,2003

Revenue                               $      -       $   361,431   $   361,431

Loss from operations                  (1,138,403)       (114,645)   (1,253,048)

                              For the Six Months Ended December 31,2003

Revenue                                        -         661,374       661,374

Loss from operations                  (3,553,442)        (88,983)   (3,642,425)

                                      As of December 31, 2003

Total assets                           2,186,130       4,957,625     7,143,755

Total liabilities                      1,216,330         861,535     2,077,865

6.  RELATED PARTY TRANSACTIONS

The Company's president and a shareholder, Paul Egan, has advanced funds to the Company for its operations. These amounts include net advances of $219,144 and accrued interest of $34,816 at December 31, 2003. The Company expects to repay this amount as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum. The Company accrued interest expense of $4,180 and $4,853, for the three months ended December 31, 2003 and 2002, respectively, and $8,833 and $11,636, for the six months ended December 31, 2003 and 2002, respectively.

In December 2002, a lender group exercised their rights against the 14,400,000 shares pledged by the president of the Company in full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300. As of December 31, 2003, the Company considered the notes payable and related expenses totaling $679,869 with this lender group to be satisfied, and has recorded a payable to the president for this amount plus accrued interest of $47,590 in the accompanying condensed consolidated balance sheet at December 31, 2003. The Company accrued interest of $11,898 and $23,795 related this transaction for the three months and six months ended December 31, 2003, respectively. The Company intended to issue new stock to replace such pledged shares.

The Company litigated with this lender group regarding excessive financing cost, number of shares to be returned to the Company and certain terms of the debt agreements.

On March 4, 2004, this lender group entered into settlements with the Company. Under the agreements, this lender group agreed to return 14,400,000 shares originally owned by the president of the Company and agreed to dismiss all claims, cross-claims and counterclaims with prejudice. Accordingly, the president will relieve the liabilities related to the fair value of the pledged collateral totaling $727,459 as gain on forgiveness of debt during the quarter ended March 31, 2004.

7.  GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Through December 31, 2003, the Company has not been able to generate significant revenue from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether the Company will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of the FreeStar Technology Corporation, a Nevada corporation ("Registrant"), is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The e-payments and e-commerce market is composed of debit and credit card issuers, switch interchanges, transaction acquirers and transaction generators, including Automated Teller Machine ("ATM") networks, retail merchant locations and the Internet. The routing, control and settlement of e-payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization and varied reporting requirements. These activities are typically performed online and must be conducted 24 hours a day, seven days a week.

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

     The Registrant's solutions and services focus on these areas and enable financial institutions and merchants to formulate coherent strategies based on knowledge, insight and understanding of the transformations taking place in the industry. The Registrant's acquisition of the assets of ePayLatina S.A., and the formation of its strategic alliances were instigated to help institutions and merchants position themselves to provide superior value added services, and differentiate themselves from competitors in a way that preserves the business line's profitability.

     The Registrant intends to have four main revenue sources: (1) sales of its PaySafe devices "ePayPad"; (2) processing fees related to the transactions through the use of ePayPad and merchant services (the Registrant intends to charge a fee for these transactions ranging from 0.3% to 1.3% of the value of the transaction); (3) revenue from the Registrant's transaction fees stemming from its Internet Payment Gateway (estimated to be about 0.5% to 3.5% of the value of the transaction); and (4) revenue stemming from Rahaxi Processing Oy., which derives income from the transaction fees it receives from processing online point of sale terminal transactions in Finland. For the six months ended December 31, 2003, the Registrant's revenue was primarily generated from the transaction fees through its Finland operations.

     For the Registrant to derive revenue outside of its Finnish operations, the Registrant first had to perform a major hardware and software upgrade at Rahaxi, as Rahaxi is the core operating system of the Registrants products . This upgrade was completed in December 2003, and evolved the Registrant's business critical systems to the latest Hewlett-Packard ("HP") NonStop servers and BASE24? e-payment processing software. HP NonStop servers run approximately 95% of the world's secure transactions, making the NonStop platform the backbone for the world's most demanding and critical environments and offering the Registrant a secure, continuously available processing platform. A vastly scalable platform, HP NonStop provides the Registrant with the ability to achieve an adaptive enterprise by enabling it to respond quickly and easily to changing business needs, such as managing the expected growing number of transactions and the need for increased capacity.

     BASE24r software from ACI Worldwide provides the Registrant with a fast, powerful authorization system. BASE24 software offers high data integrity for mission-critical environments. ACI and HP have a strong and long-standing relationship in e-payment implementations worldwide.

     The new system will enable the Registrant to meet the latest Visa and MasterCard standards and to pave the way for EMV
Europay/MasterCard/Visa ("EMV") compliance. The Registrant will also be capable of supporting the latest Visa 3D Secure payment technology. EMV is an agreed-upon protocol for the introduction of smart cards. Chip-based bank and payment cards provide a substantial increase in the security of consumer payment transactions, and the Registrant expects it will be the standard throughout Europe by 2005. EMV is also gaining momentum in Asia and America, and promises complete global interoperability of bankcards for consumers. All payment processors will have to be able to accept payments mediated by smart cards in order to remain competitive, and meeting EMV compliance has major implications for all aspects of the payment handling processes.

     Visa 3D Secure payment introduces greatly increased security for Internet-based card payments. Consumer payments over the Internet are already a substantial and growing market, but suffer from unacceptably high fraud levels. The 3D-Secure protocol will re-establish public confidence in card payments over the Internet, and enable the continued expansion of electronic commerce.

     The Registrant believes that its investment in the  upgraded
NonStop systems running the newest ACI software, that it can meet its projected increasing capacity needs and ensure future volume growth.

     The acquisition of TransAxis, Inc. has enabled the Registrant to enhance its existing processing system and offer a complete end-to-end solution to its clients. As an Internet Payment Gateway is an integral part of the Registrant's business module, and TransAxis, Inc. possessed what the Registrant believes to be a quality Internet Payment Gateway with a proven record, the Registrant decided it would be in its best interests to acquire TransAxis, Inc. This Internet Payment Gateway is a comprehensive merchant and client payment gateway that offers, amongst others, the following:

     Transaction processing for VISA/MC/AMEX and Diners Club

     Real-time transaction reporting

     Fraudulent protection and transaction monitoring through iGuard Administration

     Batch services

     Credit issuing services

     After extensive research, the Registrant concluded that the cost involved to develop its own Internet Payment Gateway with the same advanced functionalities would be substantially in excess of the purchase price of TransAxis, Inc. The Registrant intends to derive revenue by charging its clients a fee per transaction for processing transactions through the Internet Payment Gateway. The Registrant believes that its Internet Payment Gateway, in addition to its existing processing system, will enable it to offer a more comprehensive processing solution to its clients.

     The Registrant is a small company in a very competitive market. It has a limited number of staff and is currently headquartered in the Dominican Republic; its main operating subsidiary is in Finland, which is a primary target market. In addition, many of the company's support services are in the United States. The Registrant believes that its operating plan is aggressive, and its success will depend largely upon its ability to continue to implement high quality technical solutions for complex and sensitive transaction processing issues, and to rollout these solutions in a timely, well-coordinated fashion. In order to enhance the company's ability to coordinate its operations, it intends to relocate its corporate offices in the near future to Miami, Florida; it recently opened a European headquarters in Geneva, Switzerland.

     The Registrant, under the current management, began generating more revenue since its acquisition of Rahaxi Processing Oy. in January 2003. Its business is rapidly changing, and it expects the coming twelve months to be quite different from the previous twelve months as the company makes ready and further rolls-out its products and services. This process will require the company to react quickly to problems and opportunities as they arise, and may involve costs that it does not currently anticipate. The Registrant also expects that further acquisitions may help it to quickly move forward in achieving its goals. It is important to remember that within this context, it is often difficult to extrapolate future trends from the company's past operating history.

     In order to conserve cash, the company compensates many of its outside consultants via stock and stock options in lieu of cash payments. These consultants include attorneys, financial and marketing consultants, and accountants. Fees for these types of services are charged to sales, general, and administrative expenses when they are satisfied via cash, and to non-cash compensation when they are satisfied via stock or stock options.

     Results of Operations - Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002.

(a)Revenue.

     The Registrant had revenue of $361,431 for the three months ended December 31, 2003. The Registrant did not yet have revenue in the comparable period during fiscal 2003. The increased revenue is mainly due to the revenue derived as a result of the acquisition of Rahaxi Processing Oy. The Registrant did not own Rahaxi during the three months ended December 31, 2002.

(b)  Cost of Revenue.

     Cost of revenue was $282,776 for the three months ended
December 31, 2003 compared to $0 for the three months ended December 31, 2002 as the Registrant did not yet have revenue or cost of revenue in the prior period. The Registrant began to produce revenue and record the related costs of this revenue with the acquisition of Rahaxi Processing Oy. that occurred beginning in January 2003.

(c)  Non-cash Compensation.

     During the three months ended December 31, 2003, the Registrant recorded $611,552 in non-cash compensation, which was a decrease of $3,804,920, or approximately 86%, compared to $4,416,472 in non-cash compensation recorded during the three months ended December 31, 2002. The decrease was attributable primarily to fewer shares issued to consultants. In addition, the Registrant issued shares to directors and officers in the prior year and no such grants were made to directors and officers during the quarter ended December 31, 2003.

(d)  Selling, General and Administrative Expenses.

     Selling, general, and administrative ("SG&A") expenses were $720,151 for the three months ended December 31, 2003, an increase of $427,850, or approximately 146%, compared to such expenses of $292,301 for the three months ended December 31, 2002. Legal and accounting fees increased due to ongoing litigation (see "Part II - Item 1: Legal Proceedings") and as a result of increased legal and accounting work involved with regard to our acquisitions of Rahaxi Processing Oy. and TransAxis, Inc. Legal and accounting expenses made up approximately $168,000 of total SG&A expenses for the quarter ended December 31, 2003. In addition, the Registrant continued to add to its product capabilities, with higher values for capitalized software and software licenses generating higher amortization expense. Depreciation expense also increased for similar reasons. Depreciation and amortization accounted for approximately $105,000 of the total SG&A expenses for the quarter ended December 31, 2003. The company has continued to build out its infrastructure, and payroll costs have risen to approximately $95,000 during that quarter. Travel costs rose to approximately $44,000 for the quarter ended December 31, 2003 as the company increased its focus on the Finnish market and coordination of its product rollout with Rahaxi Processing Oy.

(e)  Interest Expense.

     The Registrant recognized net interest expense of $15,910 during the three months ended December 31, 2003, a decrease of $238,344, or approximately 94%, compared to interest expense of $254,254 for the three months ended December 31, 2002. The reason for this change is lower borrowings during the quarter ended December 31, 2003. The Registrant had outstanding convertible debentures of approximately $600,000 during the quarter ended December 31, 2002 that were settled in December 2002 with common stock personally owned by the President of the Registrant. The Registrant has recorded a liability to its president in the amount of $679,869 and accrues interest on this amount at the rate of 7% per annum. During the comparable three-month period of 2002, interest expense included substantially higher interest charges for the convertible debentures, including amortization of an amount attributable to the beneficial conversion feature of these notes.

(f)  Miscellaneous.

     The Registrant recorded no miscellaneous income or expense during the three months ended December 31, 2003 compared to miscellaneous expense of $7,966 during the three months ended December 31, 2002.

(g)  Net Loss.

     For the reasons stated above, the Registrant recorded a net loss of $1,268,958 for the three months ended December 31, 2003, an improvement of $3,702,035, or approximately 75%, compared to the net loss of $4,970,993 realized during the three months ended December 31, 2002.

     Results of Operations - Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002.

(a)  Revenue.

     The Registrant had revenue of $661,374 for the six months ended December 31, 2003 compared to revenue of $8,700 during the six months ended December 31, 2002, an increase of $652,674, or approximately 7,500%. The increased revenue is mainly due to the revenue derived as a result of the acquisition of Rahaxi Processing Oy. The Registrant did not own Rahaxi Processing Oy. during the six months ended December 31, 2002.

     The Registrant expects revenue levels to increase throughout the next twelve months as the company continues to roll out its service offering; however, there can be no guarantee that our product will be accepted in the marketplace or that our sales effort will be successful. Please see "Factors That May Affect Operating Results", below.

(b)  Cost of Revenue.

     Cost of revenue was $435,435 for the six months ended
December 31, 2003 compared to $802 for the six months ended December 31, 2002. The Registrant's revenue was minimal during the six months ended December 31, 2002 and related cost of revenue was insignificant. The Registrant began to produce revenue and record the related cost of revenue with the acquisition of Rahaxi Processing Oy. that occurred during the quarter ended March 31, 2003.

     Cost of revenue can be expected to increase in the coming twelve months if the company continues it current trend of increasing sales. The Registrant also intends to expand its service offering and its business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c)  Non-cash Compensation.

     During the six months ended December 31, 2003, the Registrant recorded $2,552,408 in non-cash compensation, which was an decrease of $2,066,097, or approximately 45%, compared to $4,618,505 in non-cash compensation recorded during the six months ended December 31, 2002. The primary components of the decrease were fewer shares issued as compensation to consultants, as well as a decrease in the number of shares issued as compensation to officers and directors.

     The Registrant expects non-cash compensation to increase during the coming twelve months. The Registrant's expected continued expansion in its various geographic markets will create a growing need for local consultants and advisors that will be satisfied in large part via non-cash compensation. Management intends to continue to utilize non-cash compensation in order to conserve cash.

(d)  Selling, General and Administrative Expenses.

     SG&A expenses were $1,315,956 for the six months ended December 31, 2003, an increase of $596,190, or approximately 83%, compared to $719,766 for the six months ended December 31, 2002. The same dynamics which drove up SG&A expenses during the three months ended December 31, 2003 were in play for the six months ended December 31, 2003: Legal and accounting fees were approximately $223,000 due to acquisitions, and the complexity of the company's business; depreciation and amortization rose to approximately $214,000, and payroll rose to approximately $187,000 as the company grew. Travel costs were approximately $82,000 for the six months ended December 31, 2003 due to the focus on its Finland subsidiary and the Finnish market.

     The rate of future SG&A expenses will largely depend on the pace of the Registrant's growth in the market for payment processing products and upon the cost of outside services and professional fees, including legal fees relating to litigation. The company fully expects these costs to increase as it continues its expected rollout of product offerings. Selling expenses will continue to increase due to increased focus on obtaining new customers. The company intends to focus additional resources in the areas of sales personnel salaries, trade show participation, and other promotional expenses. In addition, the Registrant may pursue further acquisitions in order to facilitate its rapid growth and exploit market opportunities, which would further drive up legal and accounting fees, payroll, and travel costs.

(e)  Interest Expense.

     The Registrant recognized net interest expense of $32,461 during the six months ended December 31,2003, a decrease of $345,401, or approximately 91%, compared to interest expense of $377,862 for the six months ended December 31, 2002. The reason is due to lower borrowings during the quarter ended December 31, 2003. The Registrant had outstanding convertible debentures of approximately $600,000 during the quarter ended December 31, 2002 that were settled in December 2002 with common stock personally owned by the president of the company. The Registrant has recorded a liability to its president in the amount of $679,869 and accrues interest on this amount at the rate of 7% per annum. During the comparable six-month period of 2002, interest expense included substantially higher interest charges for the convertible debentures, including amortization of an amount attributable to the beneficial conversion feature of these notes.

     Currently, the Registrant is utilizing equity financing partly in order to avoid the interest charges associated with debt financing. Accordingly, the Registrant does not expect interest expense to materially increase in the coming twelve months. There can be no guarantee that this will be the case; however, as the market for the Registrant's stock could change, forcing the company to pursue alternative methods of financing the company's cash needs; in addition, the Registrant could receive an offer of attractive debt financing or could undertake additional financing with regard to an acquisition, in which cases interest expense would significantly increase.

(f)  Miscellaneous.

     The Registrant recorded no miscellaneous income and expense during the six months ended December 31, 2003 compared to miscellaneous income of $42,656 during the comparable period of 2002. The Registrant received a non-refundable deposit of $50,000 during the six months ended December 31, 2002, and had no such transaction during the comparable period of 2003.

     The Registrant does not anticipate material increases in miscellaneous income or expense in the coming twelve months.

(g)  Net Loss.

     For the reasons stated above, the Registrant recorded a net loss of $3,674,886 for the six months ended December 31, 2003, an improvement of $1,990,693, or approximately 35%, compared to the net loss of $5,665,579 realized during the six months ended December 31, 2002.

     A significant percentage of the Registrant's revenue for the second quarter of fiscal 2004 and for the first six months of fiscal 2004 has been derived from a limited number of the Registrant's customers, primarily Finnish customers for the Registrant's transaction processing products. Approximately 40% of the Registrant's total revenue was attributable to the Registrant's ten largest customers. The future loss of any major customer could have a material adverse effect on the Registrant's business, financial condition and results of operations. The Registrant believes that this customer concentration will continue for the remainder of fiscal 2004. The Registrant believes that this customer concentration will be diluted in the first half of Fiscal 2005 as it pursues operations outside of Finland.

     The majority of Registrant's revenues for the second quarter of fiscal 2004 and for the first six months of fiscal 2004 has been generated by its operations outside of the United States, and the Registrant's future growth rates and success are in part dependent on continued growth and success in international markets. The Registrant expects this trend to continue through the fiscal year 2004.

     The Registrant may continue to incur losses on both a quarterly and annual basis. In addition, the Registrant expects to continue to incur significant costs of services and substantial operating expenses. Therefore, the Registrant will need to significantly increase revenues to achieve profitability and a positive cash flow. The Registrant may not be able to generate sufficient revenues to achieve profitability. The Registrant expects losses to continue for at least the next twelve months.

     The Registrant will attempt to continue to fund its operations through debt and equity financing until it achieves profitability, of which there is no guarantee. The Registrant expects these concerns regarding its perceived viability to continue throughout the fiscal year 2004.

Factors That May Affect Operating Results.

     The operating results of the Registrant can vary significantly depending upon a number of factors, many of which are outside the company's control. General factors that may affect the Registrant's operating results include:

     - market acceptance of and changes in demand for products and services;

     - a small number of customers account for, and may in future periods account for, substantial portions of the Registrant's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services and products by the Registrant or by its competitors;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to introduce and market products and services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     The Registrant believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.
Accordingly, the Registrant intends to invest in marketing, strategic partnerships, and development of its client base. If the Registrant is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

     The Registrant is also subject to the following specific factors that may affect the company's operating results:

(a)  Competition.

     The market for electronic payment systems and electronic
POS systems is intensely competitive and we expect competition to continue to increase. The Registrant's competitors for POS systems include VeriFone, Ingenico and Hypercom amongst others, and companies such as NetGiro, TradeSafe & ProPay, and SafeDebit for the Registrant's electronic payment software. In addition, the companies with whom we have strategic relationships could develop products or services, which compete with the Registrant's products or services.
In addition some competitors in the Registrant's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Registrant also expects to face additional competition as other established and emerging companies enter the market for electronic payment solutions. To be competitive, the Registrant believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Registrant's expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(b)  Technological and Market Changes.

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

(c)  New Versions of Registrant's Products May Contain Errors or
Defects.

     The Registrant's electronic payment software products and point of sale devices are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of the Registrant's products. The Registrant has in the past discovered software errors in its new releases and new products after their introduction. The Registrant has experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. The Registrant may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, as a result of which the Registrant's business, cash flow, financial condition and results of operations could be materially adversely affected.

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

     There is a risk that some of the Registrant's products may infringe the proprietary rights of third parties. In addition, whether or not the Registrant's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Registrant, it may be required to modify its products or seek licenses for these intellectual property rights. The Registrant may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Registrant's failure to do so could have a negative affect on its business and revenues.

(e)  Economic Slowdown.

     The world economy in general, and the United States economy in particular have experienced a prolonged downturn for electronic payment products which the Registrant believes has adversely affected demand for its products and has made it increasingly difficult to accurately forecast future revenues. While it is seeing indications that the economic outlook is no longer deteriorating, the Registrant cannot predict the extent, timing or duration of any improvement in the economies where it sells its products. Further, the Registrant expects that its revenue during fiscal 2004 will be significantly affected by the timing and success of the introduction of new products and services during the fiscal year.

(f)  Key Personnel.

     The Registrant's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Registrant's senior management, including the company's chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the company's business and prospects.

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

Liquidity and Capital Resources.

     The Registrant had a working capital deficit of $1,109,432 as of December 31, 2003, which is an increase of $206,228, or approximately 23%, from a working capital deficit of $903,204 as of December 31, 2002, and a decrease of $130,960, or approximately 11%, compared to a working capital deficit of $1,240,392 at June 30, 2003. The Registrant has needed to continually raise capital through private offerings to fund its operations.

     The Registrant recognizes the need for the infusion of cash during fiscal 2004. The Registrant is pursuing various financing options. However, there can be no assurance that we will be able to raise additional funds on favorable terms or at all. The Company relies heavily upon the market liquidity of its stock as traded on the Over the Counter Bulletin Board for its ability to raise funds, for its ability to consummate acquisitions, and for the use of non-cash compensation for many of the company's consultants. Should the Company experience a weakening in the market for its common stock, both its short-term liquidity and its ability to achieve its long-term strategy could be adversely affected.

     The Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $5,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the company's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet its operational needs, the company might seek to compensate providers of services by issuance of stock in lieu of cash. The notes to the condensed consolidated financial statements contained in this Form 10-QSB, as well as the audited consolidated financial statements contained in the Registrant's Form 10-KSB for the year ended June 30, 2003, include substantial doubt paragraphs regarding the company's ability to continue as a going concern. The Registrant believes it currently has adequate cash to fund anticipated cash needs for at least the next three months.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require the Registrant to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the Registrant to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Registrant.

In addition, if additional shares were issued to obtain financing, or compensate service providers, existing stockholders may suffer a dilutive effect on their percentage of stock ownership.

Financing Activities.

     During the three months ended December 31, 2003, the Registrant sold a total of 163,700,000 shares of common stock in a Regulation S offering to individuals for a total consideration of $1,637,000
($0.01 per share). The Registrant received cash proceeds of $946,167 (net of financing costs of $163,700 paid and to be paid) and expects to receive the remaining $527,133 in the quarter ending March 31, 2004.

     The Registrant requires substantial capital to fund its business, particularly to finance capital expenditures. As a result, the registrant could be required to raise substantial additional capital at any time. To the extent that the registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrants operations. If it is unable to obtain such additional capital, the Registrant may be required to reduce the scope of its planned product development and marketing efforts, which would materially adversely affect its business, financial condition and operating results.

Certain Indebtedness.

     (a) The Registrant's president and a shareholder, Paul Egan, has advanced funds to the company for its operations. These amounts include advances of $219,144 and accrued interest of $34,816 at December 31,2003. The Registrant expects to repay this amount as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.


     (b)  The Registrant has an unsecured note payable with Banc
Nacional de Credito, a Dominican Republic bank, of $4,697 at December 31,2003. The note carries an interest rate of 48% and is payable on demand.

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

     In December 2002, this lender group exercised their rights against the 14,400,000 shares pledged by the president of the Registrant in full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300. As of December 31, 2002, the Registrant considered the notes payable and related expenses totaling $679,869 with this lender group being paid off and has recorded a payable to the president for this amount plus accrued interest of $47,590 in the accompanying condensed consolidated balance sheet at December 31, 2003. The Registrant intended to issue new stock to replace such pledged shares.

     Prepaid financing cost and debt discounts related to this convertible debt were expensed during the quarter ended December 31, 2002.

     The Registrant litigated with this lender group regarding excessive financing cost, number of shares to be returned to the Registrant and certain terms of the debt agreements. As of December 31, 2003, the case was still pending and the outcome could not be determined. On March 4, 2004, this lender group entered into settlement agreements with the company. Under the agreements, this lender group agreed to return 14,400,000 shares originally owned by the president of the company and agreed to dismiss all claims, cross-claims and counterclaims with prejudice. Accordingly, the president will relieve the liabilities related to the fair value of the pledged collateral totaling $727,459 as gain on forgiveness of debt during the quarter ending March 31, 2004.

Exchange Rates.

     The Registrant's operations are principally in Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso; and in Helsinki Finland under the Rahaxi subsidiary, operated in its local currency, the Euro. All assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in comprehensive income (loss). The accumulated foreign currency translation adjustment was $107,244 at December 31, 2003.

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

Other.

     The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

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

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products, its ability to protect its intellectual property, its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

FreeStar et al. v. Dennis H. Johnston et al.

     On September 10, 2002, Dennis Johnston dismissed a previous federal court action in its entirety against Registrant, Paul Egan, Ciaran Egan, First American Stock Transfer and Phillip Young. On or about September 13, 2002, the Registrant and ePayLatina, S.A. brought an action in the Superior Court for the State of California against Mr. Johnston for malpractice, breach of fiduciary duty; deceit and declaratory relief. Mr. Johnston demurred to the complaint. On January 30, 2003, Judge Judith Chirlin rejected Mr. Johnston's demurrer and ordered him to answer the complaint as it stands.

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

     In May 2003, Mr. Johnston filed an unverified first amended cross-complaint alleging breach of contract and fraud in connection with legal fees allegedly owed to Mr. Johnston. All causes of action against Corrigan & Morris LLP and its partners were dismissed with prejudice and costs were awarded to Corrigan & Morris LLP. The Registrant has filed an answer to that cross-complaint.

     In June 2003, Judge Judith Chirlin ruled that the action against Corrigan & Morris LLP was dismissed with prejudice. On January 15,
2004, Judge Chirlin ordered Mr. Johnston to pay Corrigan & Morris LLP $15,500 in attorneys' fees. On January 15, 2004, Judge Chirlin granted the Anti-SLAPP motions brought by the Registrant's other attorneys, the affect of which is to dismiss them from this action, and instructed them to submit their requests for the award of attorney fees.

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

     On January 9, 2003, vFinance Investments, Richard Rosenblum, David Stefansky, Marc Siegel, Boat Basin Investors LLC and Papell Holdings, Ltd. ("Petitioners") filed an involuntary bankruptcy petition against the Registrant. The Petitioners sought liquidation and the appointment of a receiver.

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

     On May 5, 2003, the Registrant filed a counterclaim against the Plaintiffs and vFinance Investments, Inc. On that same date, the Registrant answered Plaintiffs' complaint, denying the allegations. The Registrant's counterclaim contends that the Plaintiffs and vFinance breached their fiduciary duties to the Registrant by recommending and assisting the Registrant in negotiating and drafting convertible debt financing through floorless convertible notes with lenders controlled by vFinance. The Registrant further alleges that the Plaintiffs and vFinance charged the Registrant exorbitant fees and otherwise ensured profits of multiples of their original investment by setting out to destroy the Registrant through short selling its stock. The Registrant and Paul Egan further allege that vFinance and the Plaintiffs caused them to suffer damages as a result of their "death spiral" or toxic convertible financing strategy, violations of the federal securities laws, breach of contracts, including over-conversion of certain pledged securities, market manipulation, breach of fiduciary duty and fraud.

     As part of the counter-claim, the Registrant alleges that the Plaintiffs may have caused the Registrant unwittingly to participate in violations of the registration provisions of the federal securities laws in connection with certain previously disclosed financing transactions involving convertible notes.

     As of March 4, 2004, this case has been settled. Under the terms of the settlement agreement: (i) Plaintiffs, David Stefansky, Richard Rosenblum, Marc Siegel, Boat Basin Investors LCC, and Papell Holdings Ltd. agreed to return 14,400,000 shares of the Registrant's stock issued to them; and (ii) Plaintiffs and vFinance agreed to refrain from trading in the Registrant's securities for a period of two years. The Parties each exchanged mutual releases and agreed to dismiss the action including all claims, cross-claims and counterclaims with prejudice. As a result of the settlement, the Registrant will extinguish approximately $750,000 of debt in its third quarter. There appears to be no remaining contingent liabilities of the Registrant related to that lawsuit.

Securities and Exchange Commission Investigation.

     The staff of the Denver office of the SEC, pursuant to a formal non-public inquiry, has sought and received production of documents and testimony relating to certain financing transactions entered into by the Registrant that were the subject of separate litigation referenced above (vFinance et al. v. FreeStar et al.), issuance of the Registrant's stock, facts stated in press releases, and reports filed with the SEC concerning, among other things, the Registrant's assets, operations, financial condition, anticipated revenue and strategic initiatives. The Registrant has been and expects to continue to cooperate with that SEC inquiry.

     The Registrant has not received any communications from the SEC in this matter since about August 2003. There remains, however, a risk that an enforcement proceeding will be recommended by the staff of the SEC as result of this formal investigation. However, it cannot be predicted with any certainty what the nature of such enforcement proceeding would be, the type of sanctions that might be sought, or what the likelihood would be of reaching a settlement.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant sold the following securities without registration (restricted) during the three months ended December 31, 2003:

     (a) During the quarter ended December 31, 2003, the Registrant issued 1,000,000 shares of its common stock to an employee for current and future services, with a fair value of $72,000 ($0.072 per share).

     (b) During the quarter ended December 31, 2003, the Registrant issued 3,400,000 restricted shares of common stock to various consultants for current and future services, with a fair value of $535,600 ($0.1575 per share).

     (c) During the quarter ended December 31, 2003, the Registrant sold 163,700,000 restricted shares of its common stock to various investors at $0.01 per share for an aggregate amount of $1,637,000. The Registrant received cash proceeds of $946,167 of this amount (net of sale commissions of $163,700 paid and to be paid), and expects to receive the remaining $527,133 in the quarter ending March 31, 2004.

     (d) During the quarter ended December 31, 2003, the Registrant issued 25,183,418 restricted shares of common stock pursuant to the acquisition of TransAxis. On February 20, 2004, the Registrant renegotiated this transaction, and has cancelled these shares and issued 3,200,000 restricted shares of common stock in satisfaction of the renegotiated agreement. The net amount of 3,200,000 shares is shown as issued and outstanding in the accompanying condensed consolidated balance sheet as of December 31, 2003.

     (e) During the quarter ended December 31, 2003, the Registrant issued 5,183,418 restricted shares of common stock pursuant to the terms of a debt settlement agreement; these shares were valued at $679,028. The Registrant is in the process of renegotiating the terms of this agreement, and expects to cancel these shares and satisfy this debt with the issuance of a significantly fewer number of shares. The entire amount of 5,183,418 is shown as issued on the accompanying condensed consolidated balance sheet as of December 31, 2003.

     Other than as set forth above, no commissions were paid in connection with any of these sales. All these sales were undertaken under either Rule 506 of Regulation D or Regulation S under the Securities Act of 1933, as amended.

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

(a)  Stock Purchase Agreement.

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

     On February 20, 2004, the parties further amended the original purchase agreement ("Amendment No. 2"). Freestar claimed that it had identified certain accounting-related deficiencies in the books of TransAxis which predate the closing date, and that such deficiencies have and will continue to preclude TransAxis from being able to obtain audited financial statements without undue effort and expense. In order to avoid the cost of litigation and further disputes and negotiation, Freestar and TransAxis agreed to reduce the number of shares issuable under the TA Acquisition Agreement from 25,183,418 to 3,200,000. The value of these shares of $752,000 along with the value of the shares issued pursuant to the Brown Simpson Settlement (see below) are shown as Investment in TransAxis in the accompanying condensed consolidated balance sheet for the period ended December 31, 2003.

(b)  Loan to TransAxis.

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

     Since the Registrant purchased majority interest of TransAxis effective October 15, 2003, these notes receivable are included in the Investment in TransAxis, Inc. in the quarter ended December 31, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant filed the following reports on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB:

     (a) A Form 8-K/A filed on October 15, 2003 to disclose a third amendment, dated June 27, 2003, to the acquisition agreement between the Registrant Heroya Investments Limited for Rahaxi
Processing Oy.

     (b) A Form 8-K filed on October 24, 2003 to disclose a Stock Purchase Agreement between the Registrant and the stockholders of TransAxis, Inc., dated September 24, 2003, and an Amendment to
Stock Purchase Agreement between the Registrant and the stockholders of TransAxis, Inc., dated October 8, 2003.

     (c) a Form 8-K filed on November 5, 2003 to disclose a Consent of Independent Certified Public Accountants in connection with the filing of the Form 10-KSB for the fiscal year ended June 30, 2003.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FreeStar Technology Corporation


Dated: March 16, 2004                  By: /s/ Paul Egan
                                       Paul Egan, President/Chief
                                       Executive Officer


Dated: March 16, 2004                  By: /s/ Ciaran Egan
                                       Ciaran Egan,
                                       Secretary/Treasurer/Chief
                                       Financial Officer

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

4.15 Senior Secured Convertible Note issued by TransAxis, Inc. in favor of the Registrant, dated July 14, 2003 (incorporated by reference to Exhibit 4.15 of the Form 10-QSB filed on December 1, 2003).

4.16 Senior Secured Convertible Note issued by TransAxis, Inc. in favor of the Registrant, dated July 17, 2003 (incorporated by reference to Exhibit 4.16 of the Form 10-QSB filed on December 1, 2003).

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 20, 2003).

23     Consent of Independent Certified Public Accountants
       (incorporated by reference to Exhibit 23 of the Form 8-K filed on November 4, 2003).

31.1   Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (see below).

31.2   Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (see below).

32     Section 1350 Certification of Paul Egan and Ciaran Egan (see below).

99.1   Certificate of Register issued to ePayLatina, S.A., dated
       June 4, 2001 (in Spanish and translated into English)
       (incorporated by reference to Exhibit 99 of the Form 8-K filed on April 9, 2003).

99.2 Press release issued by the Registrant, dated April 24, 2003 (incorporated by reference to Exhibit 2 of the Form 8-K filed on April 24, 2003).

99.3 Press release issued by the Registrant, April 24, 2003 (7:37 p.m.) (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on April 25, 2003).

99.4 Text of conference call held by the Registrant, dated May 7, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on May 9, 2003).

99.5   Text of conference call held by the Registrant, dated May
       21, 2003 (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on May 30, 2003).

99.6   Press release issued by the Registrant, dated May 29, 2003
       (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on May 30, 2003).

99.7 Press release issued by the Registrant, dated July 29, 2003 (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on August 6, 2003).

99.8   Text of conference call held by the Registrant, dated July
       29, 2003 (incorporated by reference to Exhibit 99.4 of the Form 8-K/A filed on August 6, 2003).

99.9 Press release issued by the Registrant, dated October 16, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on October 24, 2003).