Form 10QSB/A
period 2001-09-30
FREESTAR TECHNOLOGY CORP
filed 2004-03-29
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                    OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                      COMMISSION FILE NUMBER: 0-28749


                      FREESTAR TECHNOLOGY CORPORATION
                      (formerly Freestar Technologies)
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

     The Registrant, by this Form 10-QSB/A, amends Part I, Item 1 (Financial Statements) to restate its unaudited financial statements for the periods ending September 30, 2001. Also, portions of Part I,
Item 2 (Plan of Operation - Risk Factors Connected with Plan of Operation (Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Registrant to Survive)) have been amended to reflect this restatement. Finally, Part II, Item 6 (Exhibits and Reports on Form 8-K) has been amended to include certifications under Exhibits 31 and 32. The remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.
Additional information relating to the restatement is contained in
Note 9 of the Notes to Condensed Financial Statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS (RESTATED).

                        FREESTAR TECHNOLOGY CORPORATION
                       (formerly Freestar Technologies)
                          CONDENSED BALANCE SHEET
                            SEPTEMBER 30, 2001
                               (Unaudited)
                               (Restated)

                                 ASSETS

Current Assets
     Cash and cash equivalents                                    $   215,592
     Accounts receivable, net of allowance for
          doubtful accounts of $0                                      12,038
     Credit for future purchases of inventories                       225,000
     Inventories                                                        9,722
          Total current assets                                        462,352

Property and equipment, net of accumulated
depreciation and amortization                                          18,431
Credit for future purchases of inventories                            675,000
Other assets                                                          448,733

         Total assets                                             $ 1,604,516

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accrued salaries - related parties                                45,000
     Loan payable to stockholder                                      900,000
     Due to stockholder                                               369,255
     Accounts payable and accrued expense                             743,745
          Total current liabilities                                 2,058,000

Stockholders' deficit
     Convertible preferred stock, Series A, $0.001
par value, 5,000,000 shares authorized; 1,000,000
shares issued and outstanding                                           1,000
     Additional paid-in capital - preferred stock                     432,058
     Common stock, $0.001 par value, 80,000,000
shares authorized; 19,650,250 shares issued and outstanding            18,661
     Additional paid-in capital - common stock                      1,272,194
     Accumulated deficit                                           (2,177,397)
          Total stockholders' deficit                                (453,484)

     Total liabilities and stockholders' deficit                   $1,604,516

The accompanying notes form an integral part of these financial statements

                       FREESTAR TECHNOLOGY CORPORATION
                      (formerly Freestar Technologies)
                    CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)
                               (Restated)


                                                        Three Months Ended       Period from May 25, 2001
                                                        September 30, 2001         (Inception) to
                                                                                   September 30, 2001
Revenue                                                 $         249               $      7,747

Cost of revenue                                                     -                      5,841

Gross profit                                                      249                      1,906

Selling, general and administrative expenses                2,145,865                  2,174,737

Loss from operations                                       (2,145,616)                (2,172,831)

Interest expense                                               (3,055)                    (3,055)
Non-operating expense, net                                     (1,511)                    (1,511)
     Total other expense                                       (4,566)                    (4,566)

Net loss before income taxes                               (2,150,182)                (2,177,397)

Provision for income taxes                                          -                          -

Net Loss                                                   (2,150,182)                (2,177,397)

Foreign currency translation adjustment                        39,313                          -

Comprehensive loss                                         (2,110,869)                (2,177,397)

Loss per common share, basic and diluted                        (0.17)                     (0.20)

Weighted average shares outstanding, basic and diluted     12,605,508                 10,895,460

The accompanying notes form an integral part of these financial statements

                          FREESTAR TECHNOLOGY CORPORATION
                         (formerly Freestar Technologies)
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                    (Restated)

                                                     Period from May 25, 2001
                                                          (Inception) to
                                                       September 30, 2001

Cash flows used for operating activities:
     Net loss                                              $(2,177,397)
     Adjustments to reconcile net loss to net cash
       (used in) operating activities:
        Depreciation and amortization                           24,204
        Non cash compensation                                1,997,786
     Changes in assets and liabilities:
           (Increase) decrease in assets:
             Increase in accounts receivable                   (12,038)
               Increase in inventories                          (9,722)
               Increase in accounts
                payable and accrued expenses                    30,945
               Increase in accrued salaries -
                related parties                                 45,000
         Total Adjustments                                   2,076,175
 Net cash used for operating activities                       (101,222)

Cash flows used for investing activities:
     Purchase of fixed assets                                  (18,997)
     Net cash used for investing activities                    (18,997)

Cash flows provided by financing activities:
  Proceeds from advances from related parties                  369,255
   Net cash provided by financing activities                   369,255

Net Increase in cash and cash equivalents                      249,036

Effects of foreign currency translation adjustment             (33,444)

Cash and cash equivalents, beginning of period                       -

Cash and cash equivalents, end of period                       215,592

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                                         -
  Cash paid for income taxes                                         -

Non-cash activities:
  Loan payable to a stockholder
  related to a credit for future purchases of merchandise
  transferred to the Company                                   900,000

The accompanying notes form an integral part of these financial statements


                       FREESTAR TECHNOLOGY CORPORATION
                       (formerly Freestar Technologies)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)
                                 (Restated)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed restated financial statements of FreeStar Technology Corporation (formerly known as Freestar Technologies) ("Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying condensed financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. These condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB.

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

Pursuant to the terms of the Agreement and Plan of Merger ("Merger Agreement"), by and between the Company and ePayLatina, S.A., certain Company shareholders will receive 6,668,000 shares of Company stock after the merger. For accounting purposes, the acquisition was accounted for using the purchase method with ePayLatina, S.A. as the accounting acquirer in a reverse acquisition. Therefore, the historical equity of the company has been adjusted to reflect the conversion of ePayLatina, S.A. common stock to that of the Company. Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of ePayLatina, S.A. and include only the transactions of the Company after the merger.

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

NOTE 4 - CERTAIN FINANCIAL STATEMENTS INFORMATION

(a) The Company acquired a credit for purchases of future merchandise of $900,000 for cost of producing 66,000 card readers related to the Company's implementation of the PaySafeNow System. This credit was transferred to the Company by a stockholder/chief executive officer in September 2001 in order for the Company begins operations. Accordingly, the Company recorded a loan payable of $900,000 to this stockholder.

(b) Other assets consist of the "ETSS" software, net of accumulated amortization.

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

NOTE 6 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

NOTE 7 - NON-CASH COMPENSATION

In August 2001, the Company issued 8,000,000 Rule 144 restricted shares of common stock to three executives and officers as sign-on bonuses, and recognized an expense of $784,000 which is included in the selling, general and administrative expenses of the accompanying financial statement.

In August 2001, the Company issued 3,800,000 shares of common stock to two individuals for consulting services related to the assets purchase of ePayLatina, S.A. on August 10, 2001. The Company recognized an expense of $456,000 that is included in the selling, general and administrative expenses of the accompanying financial statements.

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

NOTE 8 - SUBSEQUENT EVENTS

On November 5, 2001, pursuant to Board of Director approval on September 30, 2001, the Company issued 14,400,000 Rule 144 restricted shares of common stock to the chief executive officer/stockholder as repayment of the loan payable owed to him at September 30, 2001. The value of the stock issued was $1,612,800. The excess cost of the stock issued over the carrying value of the loan has been recognized as interest expense and included in accrued expenses at September 30, 2001.

In November 2001, the Company issued 2,090,000 shares of registered common stock to various consultants and legal advisor related to consulting, marketing and legal services performed.

In November 2001, the Company issued 6,668,000 Rule 144 restricted shares of common stock to certain shareholders pursuant to the asset purchase agreement on August 10, 2001.

NOTE 9 -  RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously reported Balance Sheet as of September 30, 2001, its Statements of Operations for the three months ended September 30, 2001 and the period from May 25, 2001 (inception) to September 30, 2001, and its Statements of Cash Flows for the period from May 25, 2001 (inception) to September 30, 2001. In connection with its June 30, 2002 year-end audit, the Company determined that certain items of the financial statements had been incorrectly recorded. The following table summarizes the impact and explanation of the adjustments on the previously reported quarterly results:



<CAPTION
                                             Three months ended                 Period from May 25,
                                             September 30, 2001                 2001 (inception) to
                                                                                 September 30, 2001

                                          Previously                           Previously
                                           Reported      Restated               Reported      Restated
Net revenue (a)                           $     4,506    $      249            $   12,004     $      7,747
Cost of revenue                                     -             -                 5,841            5,841
Gross profit  (a)                               4,506           249                 6,163            1,906
Selling general and administrative
expense (b)                                 2,071,368     2,145,865             2,100,240        2,174,737
Loss from operations (a) (b)               (2,066,862)   (2,145,616)           (2,094,077)      (2,172,831)
Interest expense (c)                                -        (3,055)                    -           (3,055)
Non-operating expense                          (1,511)       (1,511)               (1,511)          (1,511)
Net loss (a) (b) (c)                       (2,068,373)   (2,150,182)           (2,095,588)      (2,177,397)
Other comprehensive income (loss) (d)               -        39,313                     -                -
Net loss                                   (2,068,373)   (2,110,869)           (2,095,588)      (2,177,397)
Loss per share                                  (0.16)        (0.17)                (0.19)           (0.20)
Weighted average shares outstanding -
basic and diluted                          12,605,508    12,605,508            10,895,460       10,895,460

(a) Decrease of revenue was related to a reclassification of interest income of $4,257 to other non-operating income
     (expense) for both the three months ended September 30, 2001 and the period from May 25, 2001 (inception) to September 30, 2001.

(b) Increase of selling, general and administrative expenses was related to (1) omission of accrued compensation of $45,000 to two executives pursuant to employment agreements in August 2001; (2) unrecorded amortization of software cost for approximately $39,000; and (3) a reduction of depreciation for $9,503 due to reduction of fixed assets cost.

(c) The Company reclassified certain advances from an executive from additional paid in capital to due from related party on the balance sheet. Interest expense of $7,300 was accrued which was offset by interest income of $4,257 reclassified from revenue.

(d) Difference was primarily related to the effects of foreign currency translation on the adjustments of capitalized software cost and misclassification of advances to additional paid in capital.

The following table summarizes the impact of these adjustments on the previously reported quarterly balance sheet:

                                                   As of September 30, 2001
                                                         Previously
                                                   Reported        Restated

Credit for future purchases of
inventories  - current (d)                        $     900,000    $   225,000
Property and equipment, net (e)                         144,622         18,431
Credit for future purchases of
inventories - non current (d)                                 -        675,000
Other assets (f)                                        968,662        448,733
Note payable (g)                                        750,000              -
Accrued salaries - related parties (h)                        -         45,000
Due to stockholder (i)                                        -        369,255
Additional paid in capital - preferred
stock (j)                                               606,639        432,058
Additional paid in capital - common stock (k)         1,326,179      1,272,194
Accumulated deficit (l)                              (2,095,588)    (2,177,397)

(e) Decrease of due to reclassification of 75% of credit for future purchases of inventories from current assets to long-term assets totaling $675,000.

(f) Decrease was due to fixed assets of $128,287 the Company could not prove ownership, net of related accumulated deprecation reduction of $2,096.

(g) Decrease was due to reduction of capitalized software of $485,976 the Company could not prove ownership, net of unrecorded accumulated amortization of $37,243.

(h) The Company wrote off a note payable of $750,000 incurred by the prior management of Freedom Surf, Inc. left as a liability from the reverse takeover that was later determined to be unsubstantiated.

(i) The Company did not accrue salaries to executives pursuant to the employment agreements dated August 2001.

(j) The Company misclassified certain advances from a related party to additional paid in capital - common stock and should be classified as advances.

(k) Decrease was due to reduction of capitalized software of $174,581 the Company could not prove ownership and the remaining reduction of $311,395 was netted to additional paid in capital - common stock.

(l) Decrease was due to reduction of software cost of $311,395 and reduction of fixed assets of $128,287 the Company could not prove ownership, write off of unclaimed note payable of $750,000, and reclassification to advances from related party totaling $369,255 and miscellaneous increase of $4,953.

(m)  Net difference of change in statements of operations.

ITEM 2.  PLAN OF OPERATION.

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

     The Registrant's sales forecast numbers have been derived from existing contracts currently in place and also after extensive research and consultations with one of our strategic partners Banco Nacional de Credito, in fact these assumptions were the main factor in the bank placing an order for the first 30,000 units. The Registrant is currently in Phase 1 of deployment of 30,000 units of its ePayPad pursuant to its contract with Banco Nacional de Credito, the first 3000 units are currently been deployed. Banco Nacional de Credito purchased the first 30,000 units at a price of $60 per unit, which will realize $1.8 million dollars in revenue once all of the units are deployed. The time frame for this deployment is expected to be in approximately twelve months.

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

     The Registrant has made important strides in obtaining a strong market presence in the United States with its strategic partner SSP Solutions. This strategic partnership will bring to the Registrant a strong and broad client portfolio with global scope., which will provide us with a secure platform for future growth. The Registrant will continue to build on new growth horizons, the results of which are anticipated to come to fruition in the early part of 2002. The Registrant has consistently sought high caliber partners to create a best of breed technology approach for its customers. The Registrant believes that harnessing the strengths of complementary industry partners is a vital part of our growth strategy. The Registrant will continue through the latter part of 2001 and the whole of 2002 to leverage these partner relationships to create important indirect sales channels, thus increasing revenue sources.

     After extensive research and long-term negotiations with numerous manufacturers it was decided to outsource manufacture of the units. The decision to outsource will have many obvious long term benefits for the Registrant, for example, no production payroll, not carrying excess amounts of inventory thus improving our cash flow, immunity from industrial disputes which will ensure an uninterrupted supply of units to our clients, the cost of the units will be put out to tender regularly thus ensuring our product remains at a competitive price in the market place. It is important for the Registrant to have cash on hand to maintain a sufficient supply of inventory to meet consumer demand. The risk of maintaining inadequate stocks of certain key components must be minimized by larger than normal forward purchasing.

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

     The Registrant incurred a net loss of $2,177,397 for the period from May 25, 2001 (inception) to September 30, 2001 and $2,150,182 for the three months ended September 30, 2001. At September 30, 2001, the Registrant had an accumulated deficit of $2,177,397. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(n) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

                                       FreeStar Technology Corporation
                                       (formerly Freestar Technologies)



Dated: March 25, 2004                  By: /s/ Paul Egan
                                       Paul Egan, President/Chief
                                       Executive Officer


Dated: March 25, 2004                  By: /s/ Ciaran Egan
                                       Ciaran Egan,
                                       Secretary/Treasurer/Chief
                                       Financial Officer

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