Form 10QSB/A
period 2001-12-31
FREESTAR TECHNOLOGY CORP
filed 2004-03-29
CIK 1102301

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

     The Registrant, by this Form 10-QSB/A, amends Part I, Item 1 (Financial Statements) to restate its unaudited financial statements for the periods ending December 31, 2001. Also, portions of Part I,
Item 2 (Plan of Operation - Risk Factors Connected with Plan of Operation (Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Registrant to Survive)) have been amended to reflect this restatement. Finally, Part II, Item 6 (Exhibits and Reports on Form 8-K) has been amended to include certifications under Exhibits 31 and 32. The remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.
Additional information relating to the restatement is contained in
Note 8 of the Notes to Condensed Financial Statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                       FREESTAR TECHNOLOGY CORPORATION
                      (formerly Freestar Technologies)
                          CONDENSED BALANCE SHEET
                             DECEMBER 31, 2001
                               (Unaudited)
                               (Restated)

                                 ASSETS

Current Assets
  Cash and cash equivalents                                            $  297
  Accounts receivable, net of allowance for
   doubtful accounts of $64,925                                        86,160
  Credit for future purchases of inventories                          225,000
    Total current assets                                              311,457

Property and Equipment, net of accumulated
depreciation and amortization                                          17,051
Credit for future purchases of inventories                            675,000
Other assets                                                          411,491
          Total assets                                             $1,414,999

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                        3,028
  Line of credit                                                       91,786
  Accrued salaries - related parties                                  112,500
  Due to stockholder                                                   97,837
  Accounts payable and accrued expenses                                82,552
          Total current liabilities                                   387,703

Stockholders' equity
  Convertible preferred stock, Series A, $0.001 par value,
          5,000,000 shares authorized; 1,000,000 shares issued
          and outstanding                                               1,000
  Additional paid-in capital - preferred stock                        432,058
  Common stock, $0.001 par value, 80,000,000
  shares authorized; 42,833,552 shares issued and outstanding          41,844
  Additional paid-in capital - common stock                         3,500,359
     Deferred compensation                                           (221,600)
     Accumulated deficit                                           (2,648,517)
     Accumulated foreign currency translation adjustments             (77,848)
          Total stockholders' equity                                1,027,296
          Total liabilities and stockholders' equity                1,414,999

The accompanying notes are an integral part of these financial statements

                          FREESTAR TECHNOLOGY CORPORATION
                         (formerly Freestar Technologies)
                         CONDENSED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                                    (Restated)

                                                             Three Months        Period from May
                                                                Ended           25, 2001 (Inception)
                                                             December 31,         To December 31,
                                                                2001                   2001
Revenue                                                      $      78,258        $       86,005

Cost of revenue                                                     53,205                59,046

Gross profit                                                        25,053                26,959

Selling, general and administrative expenses                       501,808             2,676,545

Loss from operations                                              (476,755)           (2,649,586)

Interest expense                                                    (3,197)               (6,252)
Non-operating expense, net                                           8,832                 7,321
     Total other expense                                             5,635                 1,069

Net loss before income taxes                                     (471,120)            (2,648,517)

Provision for income taxes                                              -                       -

Net loss                                                         (471,120)             (2,648,517)

Foreign currency translation adjustment                            77,848                  77,848

Comprehensive loss                                               (393,272)             (2,570,669)

Loss per common share, basic and diluted                            (0.01)                  (0.10)

Weighted average shares outstanding, basic and diluted         36,316,432              27,795,121


The accompanying notes are an integral part of these financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                         (formerly Freestar Technologies)
                        CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Restated)

                                                    Period from May 25, 2001
                                                          (Inception)
                                                      to December 31, 2001

Cash flows used for operating activities:
  Net loss                                                $(2,648,517)
  Adjustments to reconcile net loss to net cash
  (used in) operating activities:
   Depreciation and amortization                               62,826
   Bad debt                                                    64,925
   Non cash compensation                                    2,414,734
Changes in assets and liabilities:
  (Increase) decrease in assets:
  Increase in accounts receivable                             (86,160)
  Increase in accounts payable and accrued expenses            17,627
  Increase in accrued salaries - related parties              112,500
    Total adjustments                                       2,586,452
  Net cash used for operating activities                      (62,065)

Cash flows used for investing activities:
Purchase of fixed assets                                      (18,997)
Net cash used for investing activities                        (18,997)

Cash flows provided by financing activities:
  Principal proceeds from line of credit agreement             91,786
  Proceeds from overdraft                                       3,028
  Proceeds from advances from related party,
  net of repayments                                            97,837
  Net cash provided by financing activities                   192,651

Increase in cash                                             111,589

Effects on foreign currency translation adjustment          (111,292)

Cash and cash equivalents, beginning of period                     -

Cash and cash equivalents, end of period                         297

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                                       -
  Cash paid for income taxes                                       -

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
  Loan payable to a stockholder related to a
credit for future purchases of merchandise transferred to
the Company                                                  900,000

The accompanying notes are an integral part of these financial statements


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

NOTE 7 - NON-CASH COMPENSATION AND OTHER EQUITY TRANSACTIONS

In August 2001, the Company issued 8,000,000 shares of restricted common stock to three executives and officers as sign-on bonus, and recognized an expense of $784,000 that is included in the selling, general and administrative expenses of the accompanying financial statement.

In August 2001, the Company issued 3,800,000 shares of its common stock to two individuals for consulting services related to the assets purchase of ePayLatina, S.A. on August 10, 2001. The Company recognized an expense of $456,000 that is included in the selling, general and administrative expenses of the accompanying financial statements. In November 2001, the Company cancelled the issuance of 1,400,000 shares of common stock from one individual due to his inability of completing the services. Related expense of $168,000 was reversed in the quarter ended December 31, 2001.

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

NOTE 8 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously reported Balance Sheet as of December 31, 2001, its Statements of Operations for the three months ended December 31, 2001 and the period from May 25, 2001 (inception) to December 31, 2001, and its Statements of Cash Flows for the period from May 25, 2001 (inception) to December 31, 2001. In connection with its June 30, 2002 year-end audit, the Company determined that certain items of the financial statements had been incorrectly recorded. The following table summarizes the impact and explanation of the adjustments on the previously reported quarterly results:


<CAPTION
                                             Three months ended                 Period from May 25,
                                             December 31, 2001                 2001 (inception) to
                                                                                 December 31, 2001

                                          Previously                           Previously
                                           Reported      Restated               Reported      Restated
Net revenue   (a)                         $   224,491    $     78,258          $   228,997    $   86,005
Cost of revenue (b)                           108,232          53,205              108,232        59,046
Gross profit  (a) (b)                         116,259          25,053              120,765        26,959
Selling, general and administrative
expense  (c)                                  254,113         501,808            2,325,481     2,676,545
Loss from operations (a) (b) (c)             (137,854)       (476,755)          (2,204,716)   (2,649,586)
Interest expense (d)                                -          (3,197)                   -        (6,252)
Non-operating expense                           8,832           8,832                7,321         7,321
Net loss (a) (b) (c) (d)                     (129,022)      (471,120)           (2,197,395)   (2,648,517)
Other comprehensive income (loss) (e)               -         77,848                     -        77,848
Net loss                                     (129,022)      (393,272)           (2,197,395)   (2,570,669)
Loss per share                                  (0.00)         (0.01)                (0.08)        (0.10)
Weighted average shares outstanding -
basic and diluted                          36,316,432     36,316,432            27,795,121    27,795,121


(a) For the three months ended December 31, 2001, the decrease of revenue was related to (1) reclassification of billing for shared service as a reduction of expense for $66,488 from revenue to a reduction of operating expense (2) reclassification of promotional units given as marketing expense for $60,000; (3) reclassification of sales tax included in billings as sales tax payable for $9,600; (4) miscellaneous adjustment related to foreign currency translation incorrectly classified as revenue for $10,145.

     For the period from May 25, 2001 (inception) to December 31, 2001, the decrease of revenue was related to (1) reclassification of billing for shared service as a reduction of expense for $66,488 from revenue to a reduction of operating expense; (2) reclassification of promotional units given as marketing expense for $60,000; (3) reclassification of sales tax included in billings as sales tax payable for $9,600; (4) miscellaneous adjustment related to foreign currency translation incorrectly classified as revenue for $2,647; and (5) reclassification of interest income of $4,257 to interest income.

(b) Decrease in cost of sales of $55,027 and $49,186, respectively, for the three months ended December 31, 2001 and the period from May 25, 2001 (inception) to December 31, 2001, was related to reclassification of promotional units to marketing cost.

(c) For the three months ended December 31, 2001, the increase of selling, general and administrative expenses was related to
     (1) reversal of an overstatement of revenue for ($66,488) for shared service (2) reclassification of promotional units given as marketing expense for $55,027; (3) omission of accrued compensation of $67,500 to two executives pursuant to employment agreements in August 2001, which is offset by a reduction of amortization expense for approximately $39,000 on write-down of software cost, and a reduction of depreciation for ($9,503); (4) re-issuance of canceled stock which was originally classified as treasury stock for $168,000 (5) miscellaneous adjustment of ($5,841)

     For the period from May 25, 2001 (inception) to December 31,
     2001, increase of selling, general and administrative expenses was related to (1) reversal of an overstatement of revenue for ($66,488) for shared service; (2) reclassification of promotional units given as marketing expense for $49,186; (3) omission of accrued compensation of $112,500 to two executives pursuant to employment agreements in August 2001; (4) an increase of amortization of software cost for approximately
     $78,000 for understatement of accumulated amortization for software cost, and (5) reduction of depreciation for ($19,006) for overstatement of fixed assets cost; (4) re-issuance of canceled stock which was originally classified as treasury stock for $168,000; (5) other miscellaneous adjustments of $28,872.

(d) The Company reclassified certain advances from an executive from additional paid in capital to due from related party on the balance sheet. Interest expense of $3,197 for the three months ended December 31, 2001 and $10,509 for the period from May 25, 2001 (inception) to December 31, 2001, was accrued which was offset by interest income of $4,257 reclassified from revenue.

(e) Difference was primarily related to the effects of foreign currency translation on the adjustments of capitalized software cost and misclassification of advances to additional paid in capital.

The following table summarizes the impact of these adjustments on our previously reported quarterly balance sheet:

                                                   As of December 31, 2001
                                                         Previously
                                                   Reported        Restated

Accounts receivable (e)                            $  239,020      $   86,160
Credit for future purchases of inventories  -
current (f)                                           900,000        225,000
Property and equipment, net (g)                       142,764         17,051
Credit for future purchases of
inventories - non current (f)                               -        675,000
Other assets (h)                                      979,889        411,491
Note payable (i)                                      750,000              -
Accounts payable and accrued expenses (j)              72,935         82,552
Prepaid expense (k)                                   221,600              -
Accrued salaries - related parties (l)                      -        112,500
Due to stockholder (m)                                      -         97,837
Additional paid in capital - preferred
stock (n)                                             606,639        432,058
Additional paid in capital - common stock (o)       3,386,796      3,500,359
Deferred compensation (k)                                   -       (221,600)
Treasury stock (p)                                   (168,000)             -
Accumulated deficit (q)                            (2,224,610)    (2,648,517)

(f) Decrease of $152,860 was due to increase of $62,462 for allowance for doubtful accounts and reduction of revenues of $90,398.

(g) Decrease of was due to reclassification of 75% of credit for future purchases of inventories from current assets to long-term assets totaling $675,000.

(h) Decrease was due to fixed assets of $128,287 the Company did not pay for net of related accumulated deprecation reduction of $2,574.

(i) Decrease was due to reduction of capitalized software of $485,976 the Company could not prove ownership, net of unrecorded accumulated amortization of $78,000 and miscellaneous reduction of $4,422.

(j) The Company retroactively wrote off a note payable of $750,000 incurred by the prior management of Freedom Surf, Inc. left as a liability from the reverse takeover that was later determined to be unsubstantiated.

(k) Increase of $9,617 was due to accrual of interest on advances from related party.

(l)  Amount was reclassified as contra account to equity.

(m) The Company did not accrue salaries to executives pursuant to the employment agreements dated August 2001.

(n) The Company misclassified certain advances from a related party to additional paid in and should be classified as advances.

(o) Decrease was due to reduction of capitalized software of $174,581 the Company could not prove ownership and the remaining reduction of $311,395 was netted to additional paid in capital - common stock.

(p) Increase was due to reduction of software cost of $311,395 and reduction of fixed assets of $128,287 the Company could not prove ownership, write off of unclaimed note payable of $750,000, and reclassification to advances from related party totaling $97,837 and miscellaneous reduction of $98,918.

(q)  The Company re-issued its treasury stock that was not recorded.

(r) Net difference of change in statements of operations and $27,215 reduction related to operations from May 25, 2001
     (inception) to June 30, 2002.

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

     The Registrant has entered into a strategic alliance with Caribbean Postal Services (CPS) that will implement and develop an aggressive sales and marketing program for The Registrant's products. CPS will market and distribute the Registrant's product to their existing and future clients through their own portal and extensive marketing campaigns. CPS will give added value to the Registrant's clients by way of their distribution networks not only in the Dominican Republic but also in the United States. CPS will deliver goods purchased by clients using the ePayPad from the United States directly to the Dominican Republic. The Registrant believes that the CPS distribution network will greatly enhance and accelerate sales growth for the Registrant.

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

     The Registrant incurred a net loss of $2,648,517 for the period from May 25, 2001 (inception) to December 31, 2001 and $471,120 for the three months ended December 31, 2001. At December 31, 2001, the Registrant had an accumulated deficit of $2,648,517. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(p) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the 22,400,000 shares of common stock that are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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