Form 10QSB/A
period 2002-03-31
FREESTAR TECHNOLOGY CORP
filed 2004-03-29
CIK 1102301

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

     The Registrant, by this Form 10-QSB/A, amends Part I, Item 1 (Financial Statements) to restate its unaudited financial statements for the periods ending March 31, 2002. Also, portions of Part I, Item 2 (Plan of Operation - Risk Factors Connected with Plan of Operation (Limited Prior Operations, History of Operating Losses, and Accumulated Deficit May Affect Ability of Registrant to Survive)) have been amended to reflect this restatement. Finally, Part II, Item 6 (Exhibits and Reports on Form 8-K) has been amended to include certifications under Exhibits 31 and 32. The remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.
Additional information relating to the restatement is contained in
Note 8 of the Notes to Condensed Financial Statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                        FREESTAR TECHNOLOGY CORPORATION
                        (formerly Freestar Technologies)
                           CONDENSED BALANCE SHEET
                               MARCH 31, 2002
                                (Unaudited)
                                (Restated)

                                  ASSETS

Current Assets
  Cash and cash equivalents                                         $     287
  Accounts receivable, net of allowance for
  doubtful accounts of $0                                                 935
  Credit for future purchases of inventories                          225,000
          Total current assets                                        226,222

Property and equipment, net of accumulated
depreciation and amortization                                          15,671
Credit for future purchases  of inventories                           675,000
Other assets                                                          374,248
          Total assets                                             $1,291,141

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                        4,578
  Line of credit                                                       17,448
  Accrued salaries - related parties                                  180,000
  Due to stockholder                                                  304,809
  Accounts payable and accrued expenses                                80,725
          Total current liabilities                                   587,560

Stockholders' equity
  Convertible preferred stock, Series A, $0.001 par value,
   5,000,000 shares authorized; 1,000,000 shares issued
   and outstanding                                                      1,000
 Additional paid-in capital - preferred stock                         432,058
  Common stock, $0.001 par value, 80,000,000 shares authorized;
  45,463,557 shares issued and outstanding                             44,474
  Additional paid-in capital - common stock                         3,762,460
  Deferred compensation                                              (403,367)
  Accumulated deficit                                              (3,050,722)
  Accumulated foreign currency translation adjustments               (82,322)
          Total stockholders' equity                                 703,581
          Total liabilities and stockholders' equity               1,291,141

The accompanying notes are an integral part of these financial statements


                     FREESTAR TECHNOLOGY CORPORATION
                     (formerly Freestar Technologies)
                    CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)
                              (Restated)

                                                        Three Months Ended       Period from May 25, 2001
                                                          March 31, 2002             (Inception) to
                                                                                      March 31, 2002
Revenue                                                $              -          $     86,005

Cost of revenue                                                       -                59,046

Gross profit                                                          -                26,959

Selling, general and administrative expenses                    415,496             3,092,041

Loss from operations                                           (415,496)           (3,065,082)

Interest expense                                                (12,334)              (18,586)
Nonoperating expense, net                                        25,625                32,946
     Total other expense                                         13,291                14,360

Net Loss before income taxes                                   (402,205)           (3,050,722)

Provision for income taxes                                            -                     -

Net loss                                                       (402,205)           (3,050,722)

Foreign Currency Translation Adjustment                           4,474                82,322

Comprehensive loss                                             (397,731)          (2,968,400)

Loss per common share, basic and diluted                          (0.01)               (0.10)

Weighted average shares outstanding, basic and diluted       43,584,998           30,557,873


The accompanying notes are an integral part of these financial statements


                            FREESTAR TECHNOLOGY CORPORATION
                           (formerly Freestar Technologies)
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                    (Restated)

                                                     Period from May 25, 2001
                                                          (Inception) to
                                                           March 31, 2002

Cash flows used for operating activities:
   Net loss                                                $(3,050,722)
  Adjustments to reconcile net loss to net cash
       (used in) operating activities:
  Depreciation and amortization                                101,449
  Bad debt and sales return allowance                           64,925
  Non cash compensation                                      2,497,698
Changes in assets and liabilities:
  (Increase) decrease in assets:
  Increase in accounts receivable                                 (935)
  Increase in accounts payable and accrued expenses             15,800
  Increase in accrued salaries - related parties               180,000
      Total adjustments                                      2,858,937
       Net cash used for operating activities                 (191,785)

Cash flows used for investing activities:
  Purchase of fixed assets                                     (18,997)
Net cash used for investing activities                         (18,997)

Cash flows provided by financing activities:
  Principal proceeds from line of credit agreement              17,448
  Proceeds from overdraft                                        4,578
  Proceeds from advances from related party                    304,809
  Net cash provided by financing activities                    326,835

Increase in cash and cash equivalents                          116,053

Effects on foreign currency translation adjustment            (115,766)

Cash and cash equivalents, beginning of period                       -

Cash and cash equivalents, end of period                           287

Supplemental Disclosures of Cash Flow Information:
  Cash payments for interest                                         -
  Cash payment for income taxes                                      -

Non-cash activities:
  Loan payable to a stockholder related to a credit
for future purchases of merchandise transferred to the
Company                                                        900,000

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

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

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

NOTE 8  - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously reported Balance Sheet as of March 31, 2002, its Statements of Operations for the three months ended March 31, 2002 and the period from May 25, 2001 (inception) to March 31, 2002, and its Statements of Cash Flows for the period from May 25, 2001 (inception) to March 31, 2002. In connection with its June 30, 2002 year-end audit, the Company determined that certain items of the financial statements had been incorrectly recorded. The following table summarizes the impact and explanation of the adjustments on the previously reported quarterly results:



<CAPTION
                                             Three months ended                 Period from May 25,
                                                March 31, 2002                 2001 (inception) to
                                                                                   March 31, 2002

                                          Previously                           Previously
                                           Reported      Restated               Reported      Restated
Net revenue (a)                           $        -     $           -         $    236,495   $     86,005
Cost of revenue (b)                                -                 -              114,073         59,046
Gross profit  (a) (b)                              -                 -              122,422         26,959
Selling, general and administrative
expense  (c)                                 318,499           415,496            2,672,852      3,092,041
Loss from operations (a) (b) (c)            (318,499)         (415,496)          (2,550,430)    (3,065,082)
Interest expense (d)                               -           (12,334)                   -        (18,586)
Non-operating expense                         25,625            25,625               32,946         32,946
Net loss (a) (b) (c) (d)                    (292,874)         (402,205)          (2,517,484)    (3,050,722)
Other comprehensive income (loss) (e)          4,474            (4,474)             (82,322)        82,322
Net loss                                    (297,348)         (397,731)          (2,599,806)    (2,968,400)
Loss per share                                 (0.01)            (0.01)               (0.08)         (0.10)
Weighted average shares outstanding -
basic and diluted                         43,584,998        43,584,998           30,557,873     30,557,873

(a)  For the period from May 25, 2001 (inception) to March 31,
2002, the decrease of revenue was related to (1) reclassification of billing for shared service as a reduction of expense for $66,488 to other non operating income (expense)
(2) reclassification of promotional units given as marketing expense for $60,000; (3) reclassification of sales tax included in billings as sales tax payable for $9,600; (4) miscellaneous adjustment related to foreign currency translation incorrectly classified as revenue for $10,145; and
(5) reclassification of interest income of $4,257 to interest income..

(b)  Decrease in cost of sales of $55,027 for the period from May
25, 2001 (inception) to March 31, 2002, was related to reclassification of promotional units to marketing cost.

(c) For the three months ended March 31, 2002, increase of selling, general and administrative expenses was related to
(1) omission of accrued compensation of $67,500 to two executives pursuant to employment agreements in August 2001;
(2) unrecorded amortization of software cost for approximately $39,000; (3) a reduction of depreciation for $9,503 due to reduction of fixed assets cost.

For the nine months ended March 31, 2002, increase of selling, general and administrative expenses was related to (1) reversal of an overstatement of revenue for ($66,488) for shared service; (2) reclassification of promotional units given as marketing expense for $55,027; (3) omission of accrued compensation of $180,000 to two executives pursuant to employment agreements in August 2001; (4) an increase of amortization for approximately $117,000 for understatement of accumulated amortization for software cost, and (5) reduction of depreciation for ($28,509) for overstatement of fixed assets cost; (4) re-issuance of canceled stock which was originally classified as treasury stock for $168,000; (6) other miscellaneous adjustments of ($5,841).

(d) The Company reclassified certain advances from an executive from additional paid in capital to due from related party on the balance sheet. Interest expense of $16,605 for the three months ended March 31, 2002 and $22,843 for the period from May 25, 2001 (inception) to March 31, 2002, was accrued which was offset by interest income of $4,257 reclassified from revenue.

(e) Difference was related to mathematical errors in the financial statements.

The following table summarizes the impact of these adjustments on our previously reported quarterly balance sheet:

                                                    As of March 31, 2002
                                                         Previously
                                                   Reported        Restated

Accounts receivable (e)                           $    109,399     $       935
Credit for future purchases of inventories  -
current (f)                                            900,000         225,000
Property and equipment, net (g)                        136,549          15,671
Credit for future purchases of inventories - non
current (f)                                                  -         675,000
Other assets including software (h)                    943,967         374,248
Note payable (i)                                       750,000               -
Accounts payable and accrued expenses (j)               71,108          80,725
Accrued salaries - related parties (k)                       -         180,000
Due to stockholder (l)                                       -         304,809
Additional paid in capital - preferred stock (m)       606,639         432,058
Additional paid in capital - common stock (n)        3,704,666       3,762,460
Treasury stock (o)                                    (168,000)              -
Accumulated deficit (p)                             (2,517,484)      3,050,722)

(f) Decrease of $108,464 was due to increase of $62,462 for allowance for doubtful accounts and reduction of revenues of $46,002.

(g) Decrease of was due to reclassification of 75% of credit for future purchases of inventories from current assets to long-term assets totaling $675,000.

(h) Decrease was due to fixed assets of $128,287 the Company did not purchase, net of related accumulated deprecation reduction of $8,262, and a miscellaneous adjustment of $853.

(i) Decrease was due to reduction of capitalized software of $485,976 the Company did not purchase net of unrecorded accumulated amortization of $111,727 and write off of items should have been expensed for $83,743.

(j) The Company retroactively wrote off a note payable of $750,000 incurred by the prior management of Freedom Surf, Inc.

(k) Increase of $9,617 was due to accrual of interest on advances from related party.

(l) The Company did not accrue salaries to executives pursuant to the employment agreements dated August 2001.

(m) The Company misclassified certain advances from a related party to additional paid in and should be classified as advances.

(n) Decrease was due to reduction of capitalized software of $174,581 the Company did not purchase and the remaining reduction of $311,395 was netted to additional paid in capital
- common stock.

(o) Increase was due to reduction of software cost of $311,395 and reduction of fixed assets of $128,287 the Company did not purchase, write off of unclaimed note payable of $750,000, and reclassification to advances from related party totaling
$304,809 and miscellaneous increase of $52,285.

(p)  The Company re-issued its treasury stock that was not recorded.

(q)  Net difference of change in statements of operations.

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

     During the first quarter of 2002, the Registrant did not receive any new shipments of product due to the fact that it made the decision to enhance the product to USB port compared to the present PS2 port.
The enhancement of our product required extensive research and development, hence the deferral of shipments. This was an important decision for the registrant to make especially as it had an adverse effect on revenues for the quarter ended March 31, 2002. However the Registrant believes that this decision will derive long term benefits and is an essential part of the current business plan to have a globally accepted product. The Registrant is expecting to receive the first shipments of the newly enhanced product by the end of June 2002.
The Registrant will then recommence redistribution of product to its clients .

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

     The Registrant has entered into a strategic alliance with Caribbean Postal Services ("CPS") that will implement and develop an aggressive sales and marketing program for The Registrant's products. CPS will market and distribute the Registrant's product to their existing and future clients through their own portal and extensive marketing campaigns. CPS will give added value to the Registrant's clients by way of their distribution networks not only in the Dominican Republic but also in the United States. CPS will deliver goods purchased by clients using the ePayPad from the United States directly to the Dominican Republic. The Registrant believes that the CPS distribution network will greatly enhance and accelerate sales growth for the Registrant.

     The Registrant has entered into a technical agreement with GS Telekom ("GTKOM"), which will further develop and enhance the Registrant's products. This agreement will enable the Registrant to enter into the rapidly expanding and highly profitable Wireless Application Protocol market. GTKOM and the Registrant will jointly develop and customize solutions for specific clients. This agreement is significant for the Registrant as it will gain the Registrant entry into a potentially lucrative market. The agreement will also provide the Registrant with resources to develop the next generation of its products

     The Registrant has made important strides in obtaining a strong market presence in the United States with its strategic partner SSP Solutions. This strategic partnership will bring to the Registrant a strong and broad client portfolio with global scope., which will provide us with a secure platform for future growth. The Registrant will continue to build on new growth horizons, the results of which are anticipated to come to fruition in the latter part of 2002. The Registrant has consistently sought high caliber partners to create a best of breed technology approach for its customers. The Registrant believes that harnessing the strengths of complementary industry partners is a vital part of its growth strategy.

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

     In April 2002 the Registrant retained vFinance Investments, a subsidiary of vFinance, Inc., a New York-based investment banking firm that offers capital raising and related services to small-and middle-market public companies and high growth private companies worldwide. vFinance will be responsible for assisting the Registrant in raising capital, providing management with ongoing financial counsel and identifying prospective opportunities for acquisition and/or joint venture considerations. This strategic relationship is intended to provide the Registrant with an immediate financing package that is a combination of a $270,000 convertible debenture and a $4 million equity line of credit. The access to working capital will allow the Registrant to fully support its immediate goals, promote near term growth and accelerate the implementation of our corporate business plan. It should be noted that the Registrant may never take advantage of the equity line, which is at the Registrant's discretion without penalty. However, in light of the growing demand for our PaySafeNowr solution across a broad spectrum of industry applications, the company believes it is prudent to have immediate access to growth capital in the event it has to accelerate its production efforts.

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

     The Registrant incurred a net loss of $3,050,722 for the period from May 25, 2001 (inception) to March 31, 2002 and $402,205 for the three months ended March 31, 2002. At March 31, 2002, the Registrant had an accumulated deficit of $3,050,722. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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