Form 10QSB/A
period 2002-09-30
FREESTAR TECHNOLOGY CORP
filed 2004-03-29
CIK 1102301

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

     The Registrant, by this Form 10-QSB/A, amends portions of Part I,
Item 1 (Financial Statements) to reflect the restatement of certain previously reported information. Also, Part II, Item 6 (Exhibits and Reports on Form 8-K) has been amended to include new certifications under Exhibits 31 and 32. The remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates. Additional information relating to the restatement is contained in Note 4 of the Notes to Condensed Financial Statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             FREESTAR TECHNOLOGIES
                             CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                 (Unaudited)

                                   ASSETS

Current assets:
Cash and cash equivalents                                    $        30,430
Accounts receivable, net of allowance for
doubtful account of $62,462, including $62,462
due from related party                                                 3,271
Credit and deposits for future purchases of
inventories                                                          289,000
Prepaid expenses                                                     140,238
Inventories                                                            3,597

Total current assets                                                 466,536

Property, plant and equipment, net of accumulated
  depreciation and amortization                                        8,536

Software, net of accumulated amortization                            285,588
Credit for future purchases of merchandise                           675,000
Investment                                                            50,000
Other assets                                                           3,766

                                                            $      1,489,426

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                215,765
Accrued salaries - related parties                                   255,000
Line of credit                                                        18,922
Convertible notes payable                                            595,128
Due to related party                                                 387,609

Total current liabilities                                          1,472,424

Stockholders' Equity:
Convertible preferred stock, series A, $0.001
par value, 5,000,000 shares  authorized; 1,000,000
shares issued and outstanding                                          1,000
Additional paid-in capital - preferred stock                         432,058
Common stock, $0.001 par value, 500,000,000 shares authorized;
  48,701,557 shares issued and outstanding                            47,712
Additional paid-in capital - common stock                          5,257,243
Subscription receivable                                              (50,000)
Deferred compensation                                               (728,833)
Accumulated deficit                                               (4,885,567)
Accumulated other comprehensive loss                                 (56,611)
  Total stockholders' equity                                          17,002

                                                               $   1,489,426

The accompanying notes are an integral part of these statements of operations


                      FREESTAR TECHNOLOGY CORPORATION
                      (formerly Freestar Technologies)
                     CONDENSED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                                         Three Months Ended                 Period from
                                                         September 30, 2002                 May 25, 2001
                                                                                           (Inception) to
                                                                                         September 30, 2001
                                                                                             (Restated)
Revenue                                                    $            8,700            $           7,747

Cost of revenue                                                           802                        5,841

Gross profit                                                            7,898                       1,906

Selling, general and administrative expenses                          629,498                   2,174,737

Loss from operations                                                 (621,600)                 (2,172,831)

Interest expense                                                     (123,608)                     (3,055)

Miscellaneous                                                          50,622                      (1,511)

Net loss before income taxes                                         (694,586)                 (2,177,397)

Provision for income taxes                                                  -                           -

Net Loss                                                             (694,586)                 (2,177,397)

Foreign currency translation adjustment                               (38,192)                          -

Comprehensive loss                                                   (732,778)                (2,177,397)

Loss per common share, basic and diluted                                (0.02)                     (0.20)

Weighted average shares outstanding, basic and diluted             46,079,414                 10,985,460



The accompanying notes are an integral part of these statements of operations


                           FREESTAR TECHNOLOGY CORPORATION
                           (formerly Freestar Technologies)
                          CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                                      Period from
                                                                                     May 25, 2001
                                                              Three Months          (Inception) to
                                                                 Ended              September 30, 2001
                                                           September 30, 2002           (Restated)
Cash flows provided used for operating activities:
Net loss                                                   $      (694,586)         $  (2,177,397)
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
Depreciation and amortization                                       57,173                 24,404
Non-cash compensation                                              202,033              1,997,786

Amortization of financing cost on convertible
notes payable                                                       47,500                      -
Amortization of discount for beneficial conversion
features on convertible notes payable                               31,880                      -

Changes in assets and liabilities:
(Increase) decrease in assets:
Accounts receivable                                                      -                (12,038)
Inventories                                                         (3,597)                (9,722)
Other assets                                                         1,811                      -
Increase (decrease) in liabilities
Accounts payable and accrued expenses                               67,650                 30,945
Accrued salaries - related parties                                  57,500                 45,000
Total adjustments                                                  461,950              2,076,175
Net cash used for operating activities                            (232,636)              (101,222)

Cash flows provided used for investing activities:
Purchase of fixed assets                                                 -                (18,997)
Investment in Rahaxi                                               (50,000)                     -
Net cash used for investing activities                             (50,000)               (18,997)

Cash flows provided by financing activities:
Principal proceeds from line of credit agreement                     7,768                      -
Repayment on overdraft                                              (9,578)                     -
Proceeds from issuance of notes payable                            150,000                      -
Sale of common stock                                               150,000                      -
Contributions from stockholder                                           -                      -
Decrease in advances from related party                            (26,371)               369,255

Net cash provided by financing activities                          271,819                369,255

Net increase (decrease) in cash and cash equivalents               (10,817)               249,036

Foreign currency translation adjustments                            38,806                (33,444)

Cash and cash equivalents, beginning of period                       2,441                      -

Cash and cash equivalents, end of period                            30,430                215,592

Supplemental disclosure of cash flow information:
Interest paid                                                       29,984                      -
Income tax paid                                                          -                      -
Shares issued for services                                         202,033                      -
Prepaid financing cost as increase of convertible notes payable    135,720                      -
Discount for beneficial conversion features on
convertible notes payable                                           44,444                      -
Loan payable to a stockholder related to a deposit transferred
to the Company                                                           -                900,000



The accompanying notes are an integral part of these statements of operations


                       FREESTAR TECHNOLOGY CORPORATION
                      (formerly Freestar Technologies)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation:

The accompanying unaudited condensed financial statements of FreeStar Technology Corporation (formerly known as Freestar Technologies) ("Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2002. In the opinion of management, these condensed financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of operations for the three-month period ended September 30, 2002 and 2001, and cash flows for the three-month period ended September 30, 2002 and 2001. The results of operations for the three-month period ended September 30, 2002 are not necessarily indicative of the results, which may be expected for the entire fiscal year.

Nature of Business Operations:

The Company, formerly known as Freedom Surf, Inc., was formed on November 17, 1999 as a Nevada corporation, with its principal offices in New York, New York. Freestar has developed software-enabling e-commerce transactions over the Internet, using credit, debit, ATM (with PIN), or smart cards.

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

Recent Accounting Pronouncements:

On July 21, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill; SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations after June 30, 2001. The provisions of SFAS No. 142 are effective beginning January 1, 2002. The Company has implemented the provisions of SFAS No. 141 and No. 142 and has concluded that the adoption does not have a material impact on the Company's financial statements.

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

NOTE 2 - SIGNIFICANT TRANSACTIONS

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
4.  Quarter ended March 31, 2003                          500,000                4/30
5.  Quarter ended June 30, 2003                           500,000                4/30
6.  Quarter ended September 30, 2003                      2,500,000             17/30
     Total                                          $     4,300,000     Thirty Shares


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

NOTE 3 - GOING CONCERN

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

NOTE 4 -  RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its Statements of Operations for the three months ended September 30, 2001 and the period from May 25, 2001 (inception) to September 30, 2001, and its Statements of Cash Flows for the period from May 25, 2001 (inception) to September 30, 2001.
In connection with its June 30, 2002 year-end audit, the Company determined that certain items of revenues and expenses had been incorrectly recorded. The following table summarizes the impact and explanation of the adjustments on the previously reported quarterly results:



                                                      Three Months Ended               Period from
                                                      September 30, 2001               May 25, 2001
                                                                                      (Inception) to
                                                                                    September 30, 2001
                                                                                        (Restated)
                                                     Previously                     Previously
                                                     Reported      Restated         Reported     Restated
Net revenue (a)                                      $    4,506    $       249      $   12,004   $   7,747
Cost of revenue                                               -              -           5,841       5,841
Gross profit  (a)                                         4,506             249          6,163       1,906
Selling, general and administrative expense  (b)      2,071,368       2,145,865      2,100,240   2,174,737
Loss from operations (a) (b)                         (2,066,862)     (2,145,616)    (2,094,077) (2,172,831)
Interest expense (c)                                          -          (3,055)             -      (3,055)
Non-operating expense                                    (1,511)         (1,511)        (1,511)     (1,511)
Net loss (a) (b) (c)                                 (2,068,373)     (2,150,182)    (2,095,588) (2,177,397)
Other comprehensive income (loss) (d)                         -          39,313              -           -
Net loss                                             (2,068,373)    (2,110,869)     (2,095,588) (2,177,397)
Loss per share                                            (0.16)         (0.17)          (0.19)      (0.20)
Weighted average shares outstanding -
basic and diluted                                    12,605,508     12,605,508      10,895,460  10,895,460


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