Form 10QSB/A
period 2002-12-31
FREESTAR TECHNOLOGY CORP
filed 2004-03-29
CIK 1102301

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

     The Registrant, by this Form 10-QSB/A, amends portions of Part I,
Item 1 (Financial Statements) to reflect the restatement of certain previously reported information. Also, Part II, Item 6 (Exhibits and Reports on Form 8-K) has been amended to include certifications under Exhibits 31 and 32. The remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates. Additional information relating to the restatement is contained in Note 6 of the Notes to Condensed Financial Statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                         FREESTAR TECHNOLOGY CORPORATION
                            CONDENSED BALANCE SHEET
                              DECEMBER 31, 2002
                                (Unaudited)

                                  ASSETS

Current assets:
  Cash and cash equivalents                                   $        79,133
   Accounts receivable, net of allowance for
   doubtful account of $62,462, including $62,462 due
   from related party                                                   2,470

Credit and deposits for future purchases of inventories               245,000

     Total current assets                                             326,603

Property, plant and equipment, net of accumulated
   depreciation and amortization                                       10,059

Software, net of accumulated amortization                             227,611
Credit for future purchases of merchandise                            675,000
Investment                                                            208,000
Other assets                                                            4,836

                                                              $     1,452,109

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                               129,385
Accrued salaries - related parties                                          -
  Bank overdraft                                                          736
  Line of credit                                                        8,684
Convertible notes payable                                                   -
  Due to related party for converted pledged collateral               679,869
  Due to related party for advances                                   411,133

         Total current liabilities                                  1,229,807

Stockholders' Equity:
  Convertible preferred stock, series A, $0.001 par value,
      1,000,000 shares  authorized,
      1,000,000 shares issued and outstanding                           1,000
  Convertible preferred stock, series B, $0.001 par value,
      4,000,000 shares  authorized,
      2,500,000 shares issued and outstanding                          2,500
  Additional paid-in capital - preferred stock                     2,229,558
  Common stock, $0.001 par value, 500,000,000 shares authorized,
      117,501,557 shares issued and outstanding                      116,512
  Additional paid-in capital - common stock                        9,406,739
  Subscription receivable                                           (273,000)
  Deferred compensation                                           (1,435,757)
  Accumulated deficit                                             (9,899,401)
  Accumulated other comprehensive loss                                74,151

      Total stockholders' equity                                     222,302

                                                              $    1,452,109

The accompanying notes are an integral part of these financial statements


                         FREESTAR TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                               Three Months                Period from May
                                               Three Months       Ended         Six Months     25, 2001
                                                  Ended        December 31        Ended    (Inception) to
                                               December 31       2001          December 31   December 31
                                                  2002         (Restated)         2002           2001
                                                                                             (Restated)
Revenue                                        $           -   $      78,258   $     8,700   $     86,005

Cost of revenue                                            -          53,205           802         59,046

Gross profit                                               -          25,053         7,898         26,959

Operating expenses:
Selling, general and administrative expenses       4,664,773         501,808     5,294,271      2,676,545
Research and development                              44,000               -        44,000              -

Loss from operations                              (4,708,773)       (476,755)   (5,330,373)    (2,649,586)

Other income/(expenses)                               (7,966)          8,832        42,656          7,321
Interest expense                                    (254,254)         (3,197)     (377,862)        (6,252)

Net loss before income taxes                      (4,970,993)       (471,120)   (5,665,579)    (2,648,517)

Provision for income taxes                                 -               -             -              -

Net Loss                                          (4,970,993)       (471,120)   (5,665,579)    (2,648,517)

Foreign currency translation adjustment              164,919          77,848       126,727         77,848

Comprehensive loss                                (4,806,074)       (393,272)   (5,538,852)    (2,570,669)

Loss per share, basic and diluted                      (0.07)           0.01         (0.09)         (0.10)

Weighted average shares outstanding,
   basic and diluted                              76,011,340      36,316,432    61,059,628     27,795,121




The accompanying notes are an integral part of these financial statements


                          FREESTAR TECHNOLOGY CORPORATION
                        CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)




<CAPTION)
                                                                                 Period from May 25,
                                                              Six Months         2001 (Inception) to
                                                                Ended            December 31, 2002
                                                          December 31, 2001         (Restated)

Cash flows used for operating activities:
Net loss                                                   $(5,665,579)           $(2,648 517)
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
Depreciation and amortization                                  120,905                 62,826

Bad debt                                                                               64,925
Non-cash compensation                                        4,618,505              2,414,734
Amortization of financing cost on convertible
notes payable                                                  224,738                      -
Amortization of discount for beneficial conversion
features on convertible notes payable                          106,752                      -
Changes in assets and liabilities:
 (Increase) decrease in assets
Accounts receivable                                                  -                (86,160)
Merchandise credits - current                                   44,000                      -
Other assets                                                     1,811                      -
Increase (decrease) in liabilities
Accounts payable and accrued expenses                           24,139                 17,627
Due to shareholders                                              4,853                      -
Accrued salaries - related parties                              52,400                112,500
Total adjustments                                            5,198,103              2,586,452
Net cash used for operating activities                        (467,476)               (62,065)

Cash flows used for investing activities:
Purchase of fixed assets                                        (7,278)               (18,997)
Investment in Rahaxi                                          (208,000)                     -
Net cash used for investing activities                        (215,278)               (18,997)

Cash flows provided by (used for) financing activities:
Principal proceeds from line of credit agreement                (2,470)                91,786
Repayment on overdraft                                          (8,842)                 3,028
Proceeds from issuance of notes payable                        350,000                      -
Sale of common stock                                           212,000                      -
Sale of warrants                                                90,000
Decrease in advances from related party                         (7,700)                97,837

Net cash provided by (used for) financing activities           632,988                192,651

Net increase (decrease) in cash and cash equivalents           (49,766)                111,589

Foreign currency translation adjustments                       126,458                (111,292)

Cash and cash equivalents, beginning of period                   2,441                       -

Cash and cash equivalents, end of period                        79,133                     297

Supplemental disclosure of cash flow information:
Interest paid                                                   30,685                       -

Income tax paid                                                      -                       -
Shares and warrants issued for service                       4,618,505                       -
 Prepaid financing cost as increase of
       convertible notes payable                               135,720                       -

  Discount for beneficial conversion features on
       convertible notes payable                               106,752                      -
  Loan payable to a stockholder related to
       a deposit transferred to the Company                          -                900,000

  Issuance of 4 million shares of common stock to
       replace shares a shareholder contributed for
       a debt conversion                                       270,000                      -

Issuance of 7 million shares of common stock for
   unpaid accrued salaries to officers and salaries
   for future period                                           343,000                      -
  Debt to related party incurred in relation to convertible
       notes payable and related accrued expenses paid off by
       shares owned by president of the Company                679,867                      -




The accompanying notes are an integral part of these financial statements


                           FREESTAR TECHNOLOGY CORPORATON
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE  1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation.

The accompanying unaudited condensed financial statements of FreeStar Technology Corporation ("Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2002. In the opinion of management, these condensed financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of December 31, 2002, and the results of operations for the three-month and six-month periods ended December 31, 2002 and the three-months ended December 31, 2001 and the period from May 25, 2002 (Inception) to December 31, 2001, and cash flows for the six-month period ended December 31 2002 and the period from May 25, 2002 (Inception) to December 31, 2001. The results of operations for the three-month and six-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

NOTE 2 - ACQUISITIONS AND ALLIANCE AGREEMENTS

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

NOTE 3 - STOCKHOLDERS' EQUITY

Common Stock.

Issuance of Common Stock for Service.

During the quarter ended September 30, 2002, the Company issued
400,000 restricted shares and 2,735,000 S-8 shares of its common stock to various consultants and legal counsel for current and future services.

In July 2002, the Company cancelled 1,000,000 restricted shares issued to a former executive. The shares were originally issued to him for services performed. The Company claimed that he failed to perform the required services and therefore cancelled the shares. Expense of $98,000 was reversed in the quarter ended September 30, 2002.

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

Warrant to Consultant.

The Company granted a warrant covering 4,500,000 shares of commons stock to a consultant with a sale price of $0.02 per warrants. This warrant vested immediately on the grant date, December 11, 2002 and will expire on December 11, 2007, and has a strike price of $0.14 per share. The Company valued this warrant by using the Black-Scholes model to value this warrant under the following assumptions: (i) no expected dividends (ii) a risk-free interest rate of 3.99% (iii) expected volatility of 160% and (iv) an expected life of 2" years.
The entire warrant was still outstanding as of December 31, 2002. The fair value of this warrant was $267,796. The Company expensed $177,796 (net of $90,000 sales price) during the quarter ended December 31, 2002.

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

NOTE 4 - GOING CONCERN

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

NOTE 5 - LEGAL PROCEEDINGS

There are legal proceedings involving the Registrant.  Please see
"Legal Proceedings" under Item 1 of Part II hereafter for a complete description of these proceedings.

NOTE 6 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously reported Statements of Operations for the three months ended December 31, 2001 and the period from May 25, 2001 (inception) to December 31, 2001, and its Statements of Cash Flows for the period from May 25, 2001 (inception) to December 31, 2001. In connection with its June 30, 2002 year-end audit, the Company determined that certain items of revenues and expenses had been incorrectly recorded. The following table summarizes the impact and explanation of the adjustments on the previously reported quarterly results:



                                                      Three Months Ended               Period from
                                                      December 31, 2001               May 25, 2001
                                                                                      (Inception) to
                                                                                    December 31, 2001
                                                                                        (Restated)
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

31.2  Rule 13a-14(a)/15d-14(a) Certification Ciaran Egan (see below).

32    Section 1350 Certification of Paul Egan and Ciaran Egan (see below).