Form 10QSB/A
period 2003-03-31
FREESTAR TECHNOLOGY CORP
filed 2004-03-29
CIK 1102301

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

     The Registrant, by this Form 10-QSB/A, amends portions of Part I,
Item 1 (Financial Statements) to reflect the restatement of certain previously reported information. Also, Part II, Item 6 (Exhibits and Reports on Form 8-K) has been amended to include certifications under Exhibits 31 and 32. The remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates. Additional information relating to the restatement is contained in Note 6 of the Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                        FREESTAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              MARCH 31, 2003
                               (Unaudited)

                                 ASSETS

Current assets:
Cash and cash equivalents                                         $   268,615
Accounts receivable, net of allowance for
doubtful account of $49,380, including $49,380
due from related party                                                 54,979
Credit and deposits for future purchases of inventories               245,000
Prepaid salaries to officers                                          179,600
Other current assets                                                  109,803

Total current assets                                                  857,997

Property, plant and equipment, net of accumulated
  depreciation and amortization                                        60,533

Software, net of accumulated amortization                             178,097
Credit for future purchases of inventories                            675,000
Goodwill                                                            4,263,725
Other assets                                                          115,386

                                                                  $ 6,150,738

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses                                 628,933
Bank overdraft                                                          1,396
Line of credit                                                          8,553
Payable to Heroya Investments Limited related to
purchase of Rahaxi Processing Oy                                      517,100
Due to related party for converted pledged collateral                 679,869
Due to related party for advances                                     430,864

Total current liabilities                                           2,266,715

Stockholders' Equity:
Convertible preferred stock, Series A, $0.001 par value,
1,000,000 shares  authorized; 1,000,000 shares issued
and outstanding                                                         1,000
Convertible preferred stock, Series B, $0.001 par value,
4,000,000 shares  authorized; 2,500,000 shares issued
and outstanding                                                         2,500
Additional paid-in capital - preferred stock                        2,229,558
Common stock, $0.001 par value, 500,000,000 shares
authorized; 152,500,306 shares issued and outstanding                 151,510
Additional paid-in capital - common stock                          15,958,452
Subscription receivable                                              (255,000)
Deferred compensation                                              (1,345,264)
Accumulated deficit                                               (12,912,949)
Accumulated other comprehensive loss                                   54,216

Total stockholders' equity                                          3,884,023

                                                                  $ 6,150,738

The accompanying notes are an integral part of these financial statements


                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                        Period from
                                                        May 25, 2001                        Three Months
                                     Nine Months        Inception to       Three Months        Ended
                                        Ended           March 31, 2002        Ended         March 31, 2002
                                   March 31, 2003        (Restated)        March 31, 2003   (Restated)
Revenue                            $     321,331        $       86,005     $     312,631    $           -

Cost of revenue                          211,451                59,046           210,649                -

Gross profit                             109,880                26,959           101,982                -

Operating expenses:
Selling, general and administrative    8,404,109             3,092,041         3,109,838          415,496
Research and development                  44,000                     -                 -                -

Loss from operations                  (8,338,229)           (3,065,082)       (3,007,856)        (415,496)

Other income/(expenses)                   39,048                32,946            (3,608)          25,625
Interest expense                        (379,946)              (18,586)           (2,084)         (12,334)

Net loss before income taxes          (8,679,127)           (3,050,722)       (3,013,548)        (402,205)

Provision for income taxes                     -                     -                 -                -

Net Loss                              (8,679,127)           (3,050,722)       (3,013,548)        (402,205)

Foreign currency
translation adjustment                   106,792                82,322           (19,935)           4,474

Comprehensive loss                    (8,572,335)           (2,968,400)       (3,033,483)        (397,731)

Loss per share, basic and diluted          (0.10)                (0.10)            (0.02)           (0.01)

Weighted average shares
   outstanding, basic and diluted     86,551,600            30,557,873       139,012,411       43,584,998



The accompanying notes are an integral part of these financial statements


                            FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               Period from May 25,
                                                             Nine Months       2001 (Inception)
                                                               Ended           to March 31, 2002
                                                           March 31, 2003          (Restated)
Cash flows used for operating activities:
Net loss                                                   $ (8,679,127)          $  (3,050,722)
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
Depreciation and amortization                                   151,967                 101,449
Bad debt                                                              -                  64,925
Non-cash compensation                                         7,396,909               2,497,698
Amortization of financing cost on convertible
notes payable                                                   224,738                       -

Amortization of discount for beneficial conversion
features on convertible notes payable                           106,752                       -
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable                                             (14,834)                   (935)

Merchandise credits - current                                    44,000                       -

Prepaid salaries - officers                                    (179,600)                      -

Other current assets                                            (76,992)                      -

Other assets                                                      2,143                       -

Increase (decrease) in liabilities
Accounts payable and accrued expenses                           (30,419)                 15,800

Due to shareholders                                              11,720                       -

Accrued salaries - related parties                               52,400                 180,000

Total adjustments                                             7,688,784               2,858,937

Net cash used for operating activities                         (990,343)               (191,785)

Cash flows provided by (used for) investing activities:
Purchase of fixed assets                                         (7,278)                (18,997)
Investment in Rahaxi                                             74,457                       -

Net cash provided by investing activities                        67,179                 (18,997)

Cash flows provided by financing activities:
Principal proceeds from line of credit agreement                 (1,810)                 17,448
Repayment on overdraft                                           (8,207)                  4,578
Proceeds from issuance of notes payable                         350,000                       -
Sale of common stock                                            230,000                       -
Sale of warrants                                                 90,000                       -
Exercise of stock options                                       410,000                       -
Contributions from stockholder                                        -                       -
Advances (repayments) from related party                         16,559                 304,809

Net cash provided by financing activities                     1,086,542                 326,835

Net increase in cash and cash equivalents                       266,174                 116,053

Effect of exchange rate changes on cash                         102,796                (115,766)

Cash and cash equivalents, beginning of period                    2,441                       -

Cash and cash equivalents, end of period                        268,615                     287

Supplemental disclosure of cash flow information:
  Interest paid                                                  31,386                       -

  Income tax paid                                                     -                       -

  Shares and warrants issued for services                     7,396,909                       -
  Prepaid financing cost as increase
of convertible notes payable                                    135,720                       -
  Discount for beneficial conversion
features on convertible notes payable                           106,752                       -
  Loan payable to a stockholder
related to a deposit transferred to the Company                       -                 900,000

Issuance of 4 million shares of
common stock to replace shares
a shareholder contributed for a debt conversion                 270,000                       -


Issuance of 7 million shares of
common stock for unpaid accrued
salaries to officers and salaries                               343,000                       -

Debt to related party incurred in
relation to convertible notes payable
and related accrued expenses paid off
by shares owned by president of the Company                     679,869                       -

Issuance of 22,000,000 shares to
acquire 53.3% interest of Rahaxi                              1,540,000                       -

Accrual of 23,200,000 shares granted
to acquire 33.3% interest of Rahaxi
recorded as additional paid in capital                        1,948,800                       -

Payable to Heroya related to
purchase of Rahaxi for 13.4% of Rahaxi                          552,100                       -


The accompanying notes are an integral part of these financial statements


                              FREESTAR TECHNOLOGY CORPORATON
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation.

The accompanying unaudited condensed financial statements of FreeStar Technology Corporation ("Company") have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2002. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of operations for the three-month and nine-month periods ended March 31, 2003 and the three-months ended March 31, 2002 and the period from May 25, 2002 (inception) to March 31, 2002, and cash flows for the nine-month period ended March 31, 2003 and the period from May 25, 2002 (inception) to March 31, 2002. The results of operations for the three-month and nine-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

                                         9 Months Ended      9 Months Ended
                                         March 31, 2003       March 31, 2002

Net revenue, as reported                $    321,331         $       86,005
Net revenue, proforma                   $  1,072,639         $      239,600

Loss from operations, as reported       $ (8,679,127)        $   (2,517,484)
Loss from operations, proforma          $ (8,914,015)        $   (2,381,592)

Loss per share, as reported             $      (0.10)        $        (0.08)
Loss per share, proforma                $      (0.07)        $        (0.03)

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

Proforma Information under the FASB issued Statement No. 148,
"Accounting for Stock-Based Compensation-Transition and Disclosure".

Pro forma information regarding the effect on operations is required by SFAS No. 123 and SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

     Expected life             1/12 Years
     Risk-free interest rate   4.05%
     Dividend yield               -
     Volatility                 163%

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

For purposes of SFAS No. 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information for the nine months and three months ended March 31, 2003 is as follows:

                                                     9 Months      3 Months
                                                      Ended         Ended
                                                     March 31,     March 31,
                                                       2003         2003

Net loss, as reported                             $ (8,679,127)   $ (3,013,548)
Compensation recognized under APB No. 25               800,000               -
Compensation recognized under SFAS No. 123            (800,537)              -

Proforma net loss                                 $ (8,679,664)   $ (3,013,548)

Proforma loss per share                           $      (0.10)   $      (0.02)

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

NOTE 6 - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously reported Statements of Operations for the three months ended March 31, 2002 and the period from May 25, 2001 (inception) to March 31, 2002, and its Statements of Cash Flows for the period from May 25, 2001 (inception) to March 31, 2002. In connection with its June 30, 2002 year-end audit, the Company determined that certain items of revenues and expenses had been incorrectly recorded. The following table summarizes the impact and explanation of the adjustments on the previously reported quarterly results:



                                                      Three Months Ended               Period from
                                                         March 31, 2002               May 25, 2001
                                                                                      (Inception) to
                                                                                       March 31, 2002
                                                     Previously                     Previously
                                                     Reported      Restated         Reported     Restated

Net revenue   (a)                                    $        -    $        -       $  236,495   $  86,005
Cost of revenue (b)                                           -             -          114,073      59,046
Gross profit  (a) (b)                                         -             -          122,422      26,959
Selling, general and administrative expense  (c)        318,499       415,496        2,672,852   3,092,041
Loss from operations (a) (b) (c)                       (318,499)     (415,496)      (2,550,430) (3,065,082)
Interest expense (d)                                          -       (12,334)               -     (18,586)
Non-operating expense                                    25,625        25,625           32,946      32,946
Net loss (a) (b) (c) (d)                               (292,874)     (402,205)      (2,517,484) (3,050,722)
Other comprehensive income (loss) (e)                    (4,474)        4,474          (82,322)     82,322
Net loss                                               (297,348)     (397,731)      (2,599,806) (2,968,400)
Loss per share                                            (0.01)        (0.01)           (0.08)      (0.10)
Weighted average shares outstanding -
basic and diluted                                    43,584,998    43,584,998       30,557,873  30,557,873



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

     (d) The Company reclassified certain advances from an executive from additional paid in capital to due from related party on the balance sheet. Interest expense of $16,591 for the three months ended March 31, 2002 and $22,843 for the period from May 25, 2001 (inception) to March 31, 2002, was accrued which was offset by interest income of $4,257 reclassified from revenue.

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

16.2 Letter on change in certifying accountant, dated October 17, 2002 (incorporated by reference to Exhibit 16 of the Form 8-
     K/A filed on October 22, 2002).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 20, 2003).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (see below).

31.2 Rule 13a-14(a)/15d-14(a) Certification and Ciaran Egan (see below).

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

99.4 Text of conference call held by the Registrant, dated May 7, 2003 (incorporated by reference to Exhibit 99 of the Form 8-
     K filed on May 9, 2003).