Form 10QSB
period 2004-03-31
FREESTAR TECHNOLOGY CORP
filed 2004-06-24
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-28749

                         FREESTAR TECHNOLOGY CORPORATION
                         -------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 NEVADA                                        88-0446457
---------------------------------------------             -------------------
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
             or Organization)                             Identification No.)

               CALLE FANTINO FALCO, J.A. BAEZ BUILDING, 2ND FLOOR,
                        SANTO DOMINGO, DOMINICAN REPUBLIC
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's telephone number: (809) 503-5911
                                                 ---------------

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
                                             ---      ---

         As of March 31, 2004, the Registrant had 433,174,252 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
         Yes     No  X .
            ---     ---

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.   FINANCIAL STATEMENTS

                   CONDENSED CONSOLIDATED BALANCE
                   SHEET AS OF MARCH 31, 2004..................................3

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE AND NINE
                   MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003..............4

                   CONDENSED CONSOLIDATED STATEMENTS OF
                   CASH FLOWS FOR NINE MONTHS ENDED
                   MARCH 31, 2004 AND MARCH 31, 2003...........................5

                   NOTES TO CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS........................................8

         ITEM 2.   MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS..................................16

         ITEM 3.   CONTROLS AND PROCEDURES....................................32

PART II - OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS..........................................32

         ITEM 2.   CHANGES IN SECURITIES......................................37

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES............................37

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS........................................37

         ITEM 5.   OTHER INFORMATION..........................................38

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K...........................42

SIGNATURES....................................................................43

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         FREESTAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                          $  222,922
  Accounts receivable, net of allowance for
    doubtful accounts of $25,326                                        159,432
  Prepaid expenses                                                       16,447
  Other current assets                                                  146,590
                                                                     ----------

       Total current assets                                             545,391

Property, plant and equipment, net of
  accumulated depreciation and amortization                              42,423
Software, net of accumulated amortization                               757,332
Customer relationships and contracts,
   net of accumulated amortization                                    1,861,346
Software license, net of accumulated amortization                     1,957,213
                                                                     ----------

                                                                     $5,163,705
                                                                     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                 954,511
  Due to related party for advances                                       7,855
                                                                     ----------
       Total current liabilities                                        962,366
                                                                     ----------
Stockholders' Equity:
 Convertible preferred stock, Series A, $0.001 par value,
   1,000,000 shares authorized; 1,000,000 shares issued
   and outstanding                                                        1,000
 Convertible preferred stock, Series B, $0.001 par value,
   4,000,000 shares  authorized; 2,500,000 shares issued
   and outstanding                                                        2,500
 Additional paid-in capital - preferred stock                         2,229,558
 Common stock, $0.001 par value, 500,000,000 shares
   authorized; 433,174,252 issued and outstanding                       432,184
 Additional paid-in capital - common stock                           25,226,986
 Share cancellation receivable                                       (1,584,628)
 Subscription receivable                                               (372,693)
 Deferred compensation                                               (1,716,196)
 Accumulated deficit                                                (20,154,061)
 Accumulated other comprehensive income                                 136,689
                                                                   ------------

     Total stockholders' equity                                       4,201,339
                                                                   ------------
                                                                   $  5,163,705
                                                                   ============

                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                Three Months     Three Months     Nine Months      Nine Months
                                                   Ended            Ended            Ended            Ended
                                                  March 31,        March 31,        March 31,        March 31,
                                                    2004             2003             2004             2003
                                               -------------    -------------    -------------    -------------
Net revenue                                    $     329,659    $     312,631    $     991,033    $     321,331
Cost of revenue
                                                     334,555          210,649          769,990          211,451
                                               -------------    -------------    -------------    -------------

Gross profit (loss)                                   (4,896)         101,982          221,043          109,880

Non-cash compensation                                814,051        2,778,404        3,366,459        7,396,909
Selling, general and administrative expenses         610,560          331,434        1,926,516        1,051,200
Loss on investment                                   100,000               --          100,000               --
                                               -------------    -------------    -------------    -------------
Loss from operations                              (1,529,507)      (3,007,856)      (5,171,932)      (8,338,229)

Other income (expenses):
Gain on extinguishment of debt                       727,459               --          727,459               --
Miscellaneous                                             --           (3,608)              --           39,048
Interest expense                                        (926)          (2,084)         (33,387)        (379,946)
                                               -------------    -------------    -------------    -------------
Net Loss                                            (802,974)      (3,013,548)      (4,477,860)      (8,679,127)

Other comprehensive income (loss)                     29,445          (19,935)         155,341          106,792
                                               -------------    -------------    -------------    -------------

Comprehensive loss                             $    (773,529)   $  (3,033,483)   $  (4,322,519)   $  (8,572,335)
                                               =============    =============    =============    =============

Loss per share - basic and diluted             $          --    $       (0.02)   $       (0.01)   $       (0.10)
                                               =============    =============    =============    =============
Weighted average shares outstanding -
    basic and diluted                            427,582,659      139,012,411      338,577,672       86,551,600
                                               =============    =============    =============    =============

                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Nine Months    Nine Months
                                                                  Ended          Ended
                                                                 March 31,     March 31,
                                                                  2004           2003
                                                               -----------    -----------
Cash flows from operating activities:
    Net loss                                                   $(4,477,860)   $(8,679,127)

    Adjustments to reconcile net loss to net cash
      provided by (used for) operating activities:
         Gain on extinguishment of debt                           (727,459)            --
         Loss on investment                                        100,000             --
         Depreciation and amortization                             416,798        151,967
         Non-cash compensation                                   3,366,459      7,396,909
         Amortization of financing cost on convertible
            notes payable                                               --        224,738
         Amortization of discount for beneficial conversion
            features on convertible notes payable                       --        106,752

    Changes in assets and liabilities:
       (Increase) decrease in assets
         Accounts receivable                                       (13,860)       (14,834)
         Prepaid expenses                                          114,053       (179,600)
         Merchandise credits - current                                  --         44,000
         Other current assets                                     (125,363)       (76,992)
         Other assets                                                3,162          2,143

       Increase (decrease) in liabilities
         Accounts payable and accrued expenses                     270,223        (30,419)
         Due to shareholders                                            --         11,720
         Accrued salaries - related parties                             --         52,400
         Deferred revenue                                          (31,404)            --
                                                               -----------    -----------
            Total adjustments                                    3,372,609      7,688,784
                                                               -----------    -----------
            Net cash used by operating activities               (1,105,251)      (990,343)
                                                               -----------    -----------
Cash flows from investing activities:
    Purchase of fixed assets                                            --         (7,278)
    Investment in Rahaxi Processing Oy                                  --         74,457
    Purchase of software and capitalized software cost            (522,821)            --
    Deposits on acquisition of Unipay, Inc.                        (25,000)            --
    Investment in TransAxis, Inc.                                  (75,000)            --
                                                               -----------    -----------
   Net cash provided by (used for) investing activities           (622,821)        67,179
                                                               -----------    -----------


                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                Nine Months    Nine Months
                                                                   Ended          Ended
                                                                 March 31,      March 31,
                                                                   2004           2003
                                                               -----------    -----------
Cash flows from financing activities:
   Repayment of line of credit                                      (5,091)        (1,810)
   Repayment on overdraft                                               --         (8,207)
   Proceeds from issuance of notes payable                              --        350,000
   Proceeds from sale of common stock                            1,554,616        230,000
   Proceeds from exercise of stock options/warrants                307,500        410,000
   Sale of warrants                                                     --         90,000
   Advances (repayments) from related party, net                  (191,642)        16,559
                                                               -----------    -----------

   Net cash provided by financing activities                     1,665,383      1,086,542
                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents               (62,689)       163,378

Effect of exchange rate changes on cash                             21,188        102,796

Cash and cash equivalents, beginning of period                     264,423          2,441
                                                               -----------    -----------

Cash and cash equivalents, end of period                       $   222,922    $   268,615
                                                               ===========    ===========
Supplemental disclosure of cash flow information:
   Interest paid                                               $    23,795    $    30,685
                                                               ===========    ===========

   Income tax paid                                             $         -    $         -
                                                               ===========    ===========
Supplemental disclosure of cash flow information, continued:
     Shares and warrants issued for services                   $ 3,366,459    $ 7,396,909
                                                               ===========    ===========
     Prepaid financing cost as increase of convertible
        notes payable                                          $         -    $   135,720
                                                               ===========    ===========

                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                   Nine Months   Nine Months
                                                                      Ended        Ended
                                                                     March 31,   December 31,
                                                                       2004         2003
                                                                   ------------   --------
Discount for beneficial conversion features on
   convertible notes payable                                       $          -   $106,752
                                                                   ============   ========
Issuance of 4,000,000 shares of common stock to replace
   Shares a shareholder contributed for a debt conversion          $          -   $270,000
                                                                   ============   ========
Issuance of 7,000,000 shares of common stock for unpaid accrued
salaries to officers and salaries for future period                $          -   $343,000
                                                                   ============   ========
Debt to related party incurred in relation to convertible
   notes payable and related accrued expenses paid off by shares
   owned by the president of the Company                           $          -   $679,867
                                                                   ============   ========

Issuance of 8,383,418 shares for investment in TransAxis, Inc.     $  1,431,028   $      -
                                                                   ============   ========

                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATON
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation.
----------------------

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2003. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of operations for the three-month and nine-month periods ended March 31, 2004 and 2003, and cash flows for the nine-month periods ended March 31, 2004 and 2003. The results of operations for the nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Business Operations.
-----------------------------

The Company, formerly known as Freestar Technologies and Freedom Surf, Inc., was formed on November 17, 1999 as a Nevada corporation, with its principal offices in Santo Domingo, Dominican Republic. The Company has developed software-enabling e-commerce transactions over the Internet, using credit, debit, ATM (with PIN), or smart cards.

The Company intends to have four main revenue sources: (1) sales of its PaySafe devices "ePayPad"; (2) processing fees related to the transactions through the use of ePayPad and merchant services (the Company intends to charge a fee for these transactions ranging from 0.3% to 1.3% of the value of the transaction);
(3) revenue from the Company's transaction fees stemming from its Internet Payment Gateway; and (4) revenue stemming from Rahaxi Processing Oy, which derives income from the transaction fees it receives from processing online point of sale terminal transactions.

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

Through the purchase of Rahaxi Processing Oy in January 2003, a Northern European online credit card processing company based in Helsinki, Finland, the Company intends to expand its market to Europe. For the three and nine months ended March 31, 2004, all revenue of the Company was derived from this division.

Going Concern
-------------

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Through March 31, 2004, the Company has not been able to generate significant revenue from its operations to cover its costs and operating expenses. Although the Company has been able to issue its common stock or other financing for a significant portion of its expenses, it is not known whether the Company will be able to continue this practice, or if its revenue will increase significantly to be able to meet its cash operating expenses.

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

Revenue Recognition.
--------------------

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the subsequent periods.

Recent Accounting Pronouncements.
---------------------------------

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB No. 104 supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force ("EITF") No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("FAQ") issued with SAB No. 101 that had been codified in SEC Topic No. 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. The adoption of SAB No. 104 did not impact the consolidated financial statements.

2.       TRANSAXIS, INC.

Acquisition Agreement
---------------------

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

On October 8, 2003, the parties amended the TA Acquisition Agreement. The following was amended under this document:

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

         (b) The parties to the agreement concur that the original amount of Company common stock to be issued in connection with the TA Acquisition Agreement is 31,500,000 shares, but that due to a certain liability of TransAxis, the total amount of common stock to be issued by the Company is reduced to 25,312,053. In addition, due to a missing stock certificate of that Company, the Company will be required to deliver a further reduced total of 25,183,418 shares of common stock at the closing, with the remaining 128,585 shares only upon delivery to the Company the missing stock certificate.

On February 20, 2004, the parties further amended the TA Acquisition Agreement ("Amendment No. 2"). The Company claimed that it had identified certain accounting-related deficiencies in the books of TransAxis which predate the closing date, and that such deficiencies have and will continue to preclude TransAxis from being able to obtain audited financial statements without undue effort and expense. In order to avoid the cost of litigation and further disputes and negotiation, the Company and TransAxis agreed to reduce the number of shares issuable under the TA Acquisition Agreement from 25,183,418 to 3,200,000, which were actually issued. In exchange, the Company actually received 350,900 shares of TransAxis stock, or 43.5%, although it remains entitled to receive the lost shares. The Company never exercised the Conversion Right, and never controlled a majority of the shares of TransAxis.

Loan to TransAxis.
------------------

In anticipation of this transaction and while in the negotiation stage, in July 2003, the Company loaned to TransAxis the amount of $75,000 via two senior secured convertible note agreements in the amount of $50,000 and $25,000, respectively ("Bridge Notes") (see Exhibits 4.15 and 4.16 to this Form 10-QSB). The Bridge Notes carry interest at the rate of (i)12.5 % per year from September 1, 2003, provided that the Company does not hold less than 70% interest of the outstanding capital stock of TransAxis at August 31, 2003, and (ii) 15% per annum commencing January 1, 2004, provided that the Company has not completed the acquisition of TransAxis by this date. The Bridge Notes are senior obligation of TransAxis and payment is secured by a security agreement between the two parties.

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

Brown Simpson Settlement.
-------------------------

Prior to the execution of the TA Acquisition Agreement, TransAxis had incurred a liability to Brown Simpson Partners I, Ltd. ("Brown Simpson") in the amount of approximately $1,400,000. The Company entered into a settlement agreement with Brown Simpson (the "Brown Simpson Settlement Agreement") whereby the Company would issue to Brown Simpson 5,183,418 shares of Company common stock and pay the amount of $10,000 in cash in return for Brown Simpson's dismissal of all its claims against the Company. These shares were issued on December 30, 2003.

Conclusion
----------

On June 17, 2004, after extensive discussions and following the unanimous determination of the Registrant's Board of Directors, the Registrant has terminated the TA Acquisition Agreement and the Brown Simpson Settlement Agreement. This decision was based on both Transaxis' and the Sellers' failure to disclose material liabilities and contingencies in connection with that company as well as their failure to comply with their obligations under the Agreement. The Company wrote-off the $75,000 Bridge Notes as loss on investments in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2004.

3.       COMMON STOCK

Issuance of Common Stock for Services.
--------------------------------------

During the three months and nine months ended March 31, 2004, the Company issued 1,095,000 and 13,980,000, respectively, shares of its common stock registered under Form S-8 to various consultants and legal counsel for current and future services.

During the three months and nine months ended March 31, 2004, the Company issued 900,000 and 24,300,000, respectively, restricted shares of its common stock to various consultants for current and future services.

During the nine months ended March 31, 2004, the Company issued 1,000,000 shares of its restricted shares of common stock to an employee for current and future services.

Sale of Common Stock.
--------------------

During the three months ended September 30, 2003, the Company sold 15,700,000 restricted shares of its common stock to various investors at $0.01 per share for an aggregate amount of $157,000.

During the three months ended December 31, 2003, the Company sold 163,700,000 restricted shares of its common stock to various investors at $0.01 per share for an aggregate amount of $1,637,000.

During the three months ended March 31, 2004, the Company sold 1,000,000 restricted shares of its common stock to an investor at $0.01 per share for $10,000.

As of March 31, 2004, the Company has outstanding subscription receivable of $372,693 related to unpaid amounts for sales of common stock and exercise of options and warrants.

Issuance of Shares for Rahaxi Acquisition.
------------------------------------------

During the quarter ended September 30, 2003, the Company issued 8,137,000 shares of common stock pursuant to the acquisition of Rahaxi Processing Oy. ("Rahaxi"). The issuance of these shares had been included in the calculation of the purchase price of Rahaxi during the fiscal year ended June 30, 2003.

Issuance of Shares for Transaxis Acquisition.
---------------------------------------------

During the three months ended December 31, 2003, the Company issued 25,183,418 restricted shares of its common stock pursuant to the acquisition of TransAxis. On February 20, 2004, the Company renegotiated this transaction, and has cancelled these shares and issued 3,200,000 restricted shares of its common stock in satisfaction of the renegotiated agreement subsequent to December 31, 2003. As of March 31, 2004, the certificate for 25,183,418 shares was cancelled and a new certificate for 3,200,000 shares was issued.

During the quarter ended December 31, 2003, the Company issued 5,183,418 shares of common stock pursuant to the terms of a debt settlement agreement. On June 17, 2004, After extensive discussions and following the unanimous determination of the Registrant's Board of Directors, the Registrant has terminated the TransAxis Acquisition Agreement. The amount of $679,028 representing the issue price of the 5,183,418 shares issued pursuant to the debt settlement and the $752,000 representing the issue price of the 3,200,000 shares issued pursuant to the TransAxis Acquisition Agreement are shown as shares cancellation receivable on the accompanying condensed consolidated balance sheet as of March 31, 2004.

Warrants and Stock Options to Consultants.
------------------------------------------

During the nine months ended March 31, 2004, the Company granted 9,000,000 options to purchase its common stock to various consultants. These options vested immediately on the grant date and have a strike price of ranging between $0.023 to $0.05 per share. The Company valued these options by using the Black-Scholes model under the following assumptions: (i) no expected dividends
(ii) a risk-free interest rate range of 2.65% (iii) expected volatility ranging between 118% to 156% and (iv) an expected life of 1/2 year. The fair value of these options was $298,187, which was expensed in the nine months ended March 31, 2004.

Cancellation of Common Stock
----------------------------

As of March 31, 2004, the Company has 4,600,000 shares being cancelled with a cost of $153,600, which was classified as Share Cancellation Receivable in the accompanying balance sheet. The original issuance was made in error therefore was subsequently cancelled by the Company.

4.       SEGMENT INFORMATION

The Company currently operates two business segments: (1) the sale of its secure transaction processing system ePayPad and related service, and (2) transaction processing fees generated through its wholly owned subsidiary, Rahaxi. Intercompany receivable and payable are subtracted from the total assets and liabilities for the segments, which are eliminated in consolidation and therefore, do not themselves impact consolidated results.

                                                  Rahaxi
                                   Paysafe       Payment
                                   System       Processing       Total
                                ------------   ------------   ------------
                                 For the Three Months Ended March 31,2004
                                ------------------------------------------
Net revenue                     $        --    $   329,659    $   329,659
                                ============   ===========    ===========

Loss from operations            $(1,335,386)   $  (194,121)   $(1,529,507)
                                ============   ===========    ===========

                                 For the Three Months Ended March 31,2003
                                ------------------------------------------
Net revenue                     $    97,127    $   215,504    $   312,631
                                ============   ===========    ===========

Income (loss) from operations   $(2,918,453)   $   (89,403)   $(3,007,856)
                                ============   ===========    ===========

                                 For the Nine Months Ended March 31,2004
                                ------------------------------------------
Revenue                         $        --    $   991,033    $   991,033
                                ============   ===========    ===========

Loss from operations            $(4,888,828)   $  (283,104)   $(5,171,932)
                                ============   ===========    ===========

                                 For the Nine Months Ended March 31,2003
                                ------------------------------------------
Net revenue                     $   105,827    $   215,504    $   321,331
                                ============   ===========    ===========

Loss from operations            $(8,248,826)   $   (89,403)   $(8,338,229)
                                ============   ===========    ===========

                                          As of March 31, 2004
                                ------------------------------------------
Total assets                    $   785,805    $ 4,402,900    $ 5,163,705
                                ============   ===========    ===========
Total liabilities               $   189,223    $   773,143    $   962,366
                                ============   ===========    ===========

5.       RELATED PARTY TRANSACTIONS

Advances by President and Shareholder.
--------------------------------------

The Company's president and shareholder, Paul Egan, has advanced funds to the Company for its operations. During the three months ended March 31, 2004, the Company repaid the net amount of $191,642 to Mr. Egan. At March 31, 2004, the Company owes Mr. Egan the net amount of $7,855, which is shown as Due To Related Party For Advances in the accompanying Consolidated Condensed Balance Sheet as of March 31, 2004. Interest on the unpaid balances is accrued at the rate of 7% per annum.

Pledged Shares.
---------------

In December 2002, a lender group exercised their rights against the 14,400,000 shares pledged by the president of the Company in full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300 totaling $679,869.

In March 2004, this lender group entered into a settlement agreement with the Company. As part of the settlement, this lender group is required to return the 14,400,000 pledged shares to the president of the Company and the Company is relieved from any other indebtedness to this lender group. Prior to this settlement, the Company considered the notes payable of $679,869 and related interest of $47,590 totaling $727,459 payable to the president related to the his 14,400,000 shares given to this lender group. The president of the Company agreed to relieve the liabilities of the Company to repay $727,459 upon the execution of this settlement agreement. The Company recorded a gain on legal settlement of $727,459 for the three months and nine months ended March 31, 2004.

In addition, this lender group agreed to return 999,000 shares to the Company that was issued to this lender group as collateral for borrowings in June 2002. The Company has not yet received the shares as of March 31, 2004. Upon the receipts of the shares, the Company will record a gain on legal settlement at cost based on the date of the issuance.

6.       LEGAL PROCEEDINGS

There  are  legal   proceedings   involving  the  Company.   Please  see  "Legal
Proceedings" under Item 1 of Part II hereafter for a complete description of these proceedings.

7.       SUBSEQUENT EVENTS

Unipay, Inc.
-----------

On May 17, 2004, the Registrant announced the acquisition of Unipay, Inc.'s Smokey Mountain payment processing division in Murphy, North Carolina on May 4, 2004. This division currently processes payment transactions (via credit cards and debit cards) through many of the largest processors, and has the ability to be a direct processor with full settlement capabilities. Unipay processes client transactions using its proprietary technology, Cyber-Terminal and Universal Payment software. The Registrant agreed to pay $150,000 in cash and issue 10,000,000 restricted shares of common stock (valued at $1,000,000) in exchange for the assets of the division. The Registrant has agreed to file a registration statement covering those shares.

On June 14, 2004, the Registrant informed Unipay and its sole shareholder, Unicomp, that due to the failures of these parties to the purchase agreement to perform as required under this agreement, including blocking access to the North Carolina premises, preventing transfer of assets, and failing to deliver business and other documents, the purchase transaction is terminated. The Registrant paid $25,000 in connection with this agreement and has charged this amount to loss on investments in the accompanying condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2004.

TransAxis, Inc.
---------------

After extensive discussions and following the unanimous determination of the Registrant's Board of Directors, the Registrant has terminated the TA Agreement and the Brown Simpson Settlement Agreement as of June 17, 2004. This decision was based on both TransAxis' and the sellers' failure to disclose material liabilities and contingencies in connection with that company, as well as their failure to comply with their obligations under the agreement. The Registrant believes that it will recover the 3,200,000 shares issued under the TA Acquisition Agreement, and has recorded the amount of $752,000 as shares cancellation receivable in the accompanying condensed consolidated balance sheet as of March 31, 2004. The Registrant wrote-off the $75,000 Bridge Notes as loss on investments in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2004.

The Registrant believes that it will recover the 5,183,418 shares issued pursuant to the Brown Simpson Settlement Agreement, and has recorded an additional $679,028 representing the Brown Simpson shares as share cancellation receivable in the accompanying condensed consolidated balance sheet as of March 31, 2004.

Nordea Bank
-----------

On May 27, 2004, the Registrant's wholly owned subsidiary Rahaxi Processing Oy. has entered into an agreement with Nordea Bank, a leading financial services group in the Nordic and Baltic Sea region. Headquartered in Stockholm, Sweden, Nordea operates through three business areas: retail banking, corporate and institutional banking, and asset management and life insurance. The terms of the agreement provide for Rahaxi and Nordea to enter into a cooperative agreement, whereby Rahaxi will provide Nordea transaction-processing services for mutually selected local, Scandinavian, pan-European and international merchants.

The Registrant believes this agreement is in line with several of its key strategies designed to maintain Rahaxi's attractiveness in global markets. By collaborating with Nordea, one of Europe's leading financial institutions, management believes the Registrant is strengthening its position in the European market place, which is one of its target regions. Management also believes the industry of merchant acquiring is becoming a global affair. Given the massive explosion of e-commerce within the relatively short time frame involved, any merchant acquirer that intends to become seriously involved in the global economy must act to develop a true international strategy, which includes working in conjunction with partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of the FreeStar Technology Corporation, a Nevada corporation ("Registrant"), is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States

Overview.
---------

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

         The Registrant intends to have four main revenue sources: (1) sales of its PaySafe devices "ePayPad"; (2) processing fees related to the transactions through the use of ePayPad and merchant services (the Registrant intends to charge a fee for these transactions ranging from 0.3% to 1.3% of the value of the transaction); (3) revenue from the Registrant's transaction fees stemming from its Internet Payment Gateway (estimated to be about 0.5% to 3.5% of the value of the transaction); and (4) revenue stemming from Rahaxi Processing Oy., which derives income from the transaction fees it receives from processing online point of sale terminal transactions in Finland. For the nine months ended March 31, 2004, the Registrant's revenue was primarily generated from the transaction fees through its Finland operations.

         For the Registrant to derive revenue outside of its Finnish operations, the Registrant first had to perform a major hardware and software upgrade at Rahaxi, as Rahaxi is the core operating system of the Registrant's products. This upgrade was completed in December 2003, and evolved the Registrant's business critical systems to the latest Hewlett-Packard ("HP") NonStop servers and BASE24 e-payment processing software. HP NonStop servers are estimated to run approximately 95% of the world's secure transactions, making the NonStop platform the backbone for the world's most demanding and critical environments and offering the Registrant a secure, continuously available processing platform. A vastly scalable platform, HP NonStop provides the Registrant with the ability to achieve an adaptive enterprise by enabling it to respond quickly and easily to changing business needs, such as managing the expected growing number of transactions and the need for increased capacity.

         BASE24 software from ACI Worldwide provides the Registrant with a fast, powerful authorization system. BASE24 software offers high data integrity for mission-critical environments. ACI and HP have a strong and long-standing relationship in e-payment implementations worldwide.

         The new system will enable the Registrant to meet the latest Visa and MasterCard standards and to pave the way for EMV Europay/MasterCard/Visa ("EMV") compliance. The Registrant will also be capable of supporting the latest Visa 3D Secure payment technology. EMV is an agreed-upon protocol for the introduction of smart cards. Chip-based bank and payment cards provide a substantial increase in the security of consumer payment transactions, and the Registrant expects it will be the standard throughout Europe by 2005. EMV is also gaining momentum in Asia and America, and promises complete global interoperability of bankcards for consumers. All payment processors will have to be able to accept payments mediated by smart cards in order to remain competitive, and meeting EMV compliance has major implications for all aspects of the payment handling processes. Management believes that with the company's investment in the upgraded NonStop systems running the newest ACI software, it can meet its projected increasing capacity needs and ensure future volume growth.

         The Registrant is a small company in a very competitive market. It has a limited number of staff and is currently headquartered in the Dominican Republic; however the company announced in February 2004 its intention to relocate its corporate offices to Miami, Florida. Management believes that the move to Miami will enhance the company's ability to coordinate its operations and also provide for greater transparency in its relationship with shareholders. The company has identified the location for its offices in Miami and is in the latter stages of negotiating the lease for these premises. The Registrant has its European headquarters in Geneva, Switzerland, as well as offices in Ireland, Sweden and Finland.

         The Registrant, under the current management, began generating more revenue since its acquisition of Rahaxi Processing Oy. in January 2003. Its business is rapidly changing, and it expects the coming twelve months to be quite different from the previous twelve months as the company makes ready and further rolls-out its products and services. This process will require the Registrant to react quickly to problems and opportunities as they arise, and may involve costs that it does not currently anticipate. The Registrant also expects that further acquisitions may help it to quickly move forward in achieving its goals.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003.

(a)      Revenue.

         The Registrant generated revenue of $329,659 for the three months ended March 31, 2004, an increase of $17,028, or approximately 5%, compared to revenue of $312,631 for the three months ended March 31, 2003. The net change was due to an increase of $114,155 in processing fees generated by the Registrant's subsidiary Rahaxi Processing Oy., combined with a decrease of $97,157 in sales in the Dominican Republic. This change in sales mix reflects the change in the company's strategy to focus its resources on the United States and European markets.

(b)      Cost of Revenue.

         Cost of revenue was $334,555 for the three months ended March 31, 2004, an increase of $123,906, or approximately 59%, compared to $210,649 for the three months ended March 31, 2003. During the three months ended March 31, 2004, Rahaxi upgraded both the hardware and software of its processing platform and began to recognize these costs. The change in the Registrant's business mix from the comparable quarter of 2003 also added to the increased cost of revenue for the quarter ending March 31, 2004.

(c)      Non-cash Compensation.

         During the three months ended March 31, 2004, the Registrant recorded $814,051 in non-cash compensation, which is a decrease of $1,964,353, or approximately 71%, compared to $2,778,404 in non-cash compensation recorded during the three months ended March 31, 2003. During the three months ended March 31, 2003, the Company issued warrants valued at approximately $1,500,000 to its investment banker and other financial consultants for services with regard to development and implementation of a plan for the Company's financial structure. There were no warrants issued during the three months ended March 31, 2004. Also during the three months ended March 31, 2003, the Company issued stock valued at approximately $1,200,000 for legal services and other consultants, compared to approximately $400,000 for the three months ended March 31, 2004. The primary reason for the decrease is a reduction in the level of litigation the Company experienced during the three months ended March 31, 2004. During the three months ended March 31, 2004, the Company also amortized approximately $418,000 of the cost of stock issued to consultants in prior periods.

(d)      Selling, General and Administrative Expenses.

         Selling, general, and administrative expenses ("SG&A") were $610,560 for the three months ended March 31, 2004, an increase of $279,126, or approximately 84%, compared to such expenses of $331,434 for the three months ended March 31, 2003. The Registrant continued to add to its product capabilities, with higher values for capitalized software and software licenses generating higher amortization expense. Depreciation expense also increased for similar reasons.

         During the three months ended March 31, 2004, the primary components of SG&A were: depreciation and amortization expense of approximately $155,000; cash paid for consulting fees of approximately $124,000; legal and accounting fees of approximately $83,000 due to ongoing litigation (see "Legal Proceedings"), and as a result of legal and accounting work involved with the acquisitions of Rahaxi Processing Oy. and TransAxis, Inc.; payroll costs of approximately $100,000 as the company continued to build out its infrastructure; facility costs (rent, telephone, utilities, building maintenance) of approximately $44,000; and travel costs of approximately $44,000, which rose due to the coordination of the Registrant's product rollout with Rahaxi.

(e)      Loss On Investment

         During the three months ended March 31, 2004, the Company advanced cash in the amount of $25,000 to Unipay, Inc., a potential acquisition target. In June 2004, the Company made the decision not to pursue Unipay, Inc. as an acquisition candidate and wrote-off the $25,000 advance to loss on investment in the consolidated statement of operations for the three months ended March 31, 2004.

         In June 2004, the Registrant terminated the TransAxis Acquisition agreement and wrote-off the Note Receivable from TransAxis, Inc. in the amount of $75,000 during the three months ended March 31, 2004.

(f)      Interest Expense.

         The Registrant recognized net interest expense of $926 during the three months ended March 31, 2004, a decrease of $1,158, or approximately 56%, compared to interest expense of $2,084 for the three months ended March 31, 2003. Lower interest expense was due to lower levels of debt during the most recent quarter. Pursuant to the vFinance settlement agreement, the Registrant reversed the liability it had recorded to its president in the amount of $679,869, which had been accruing interest on this amount at the rate of 7% per annum. During the three months ended March 31, 2004, the Registrant also made principal payments on the amount due to related parties in the amount of $246,105.

(g)      Miscellaneous.

         The Registrant recorded no miscellaneous income or expense during the three months ended March 31, 2004 compared to miscellaneous expense of $3,608 during the three months ended March 31, 2003.

(h)      Gain On Legal Settlement

         The Registrant recognized a gain on the settlement of the vFinance lawsuit of $727,459 during the three months ended March 31, 2004, and had no such gain during the comparable period of the prior year.

(i)      Net Loss.

         For the reasons stated above, the Registrant recorded a net loss of $802,974 for the three months ended March 31, 2004, an improvement of $2,210,574, or approximately 74%, compared to the net loss of $3,013,548 realized during the three months ended March 31, 2003.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003.

(a)      Revenue.

         The Registrant had revenue of $991,033 for the nine months ended March 31, 2004 compared to revenue of $321,331 during the nine months ended March 31, 2003, an increase of $669,702, or approximately 208%. The increased revenue is mainly due to the revenue derived as a result of the acquisition of Rahaxi Processing Oy. The Registrant did not own Rahaxi Processing Oy. during the entire comparable period in the prior year.

         The Registrant expects revenue levels to increase throughout the next twelve months as the company continues to roll out its service offerings; however, there can be no guarantee that our product will be accepted in the marketplace or that our sales effort will be successful. Please see "Factors That May Affect Operating Results."

(b)      Cost of Revenue.

         Cost of revenue was $769,990 for the nine months ended March 31, 2004 compared to $211,451 for the nine months ended March 31, 2003, an increase of $558,539, or approximately 264%. Cost of revenue increased in the current period compared to the comparable period of the prior year because the Registrant generated revenue and incurred the costs of revenue during only three of the nine months ended March 31, 2003 compared to the entire nine month period ended March 31, 2004. The Registrant's Rahaxi subsidiary also upgraded its processing platform during the nine months ended March 31, 2004, and this resulted in increased costs.

         Cost of revenue can be expected to increase in the coming twelve months if the company continues its current trend of increasing sales. The Registrant also intends to expand its service offering and its business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c)      Non-cash Compensation.

         During the nine months ended March 31, 2004, the Registrant recorded $3,366,459 in non-cash compensation, which was a decrease of $4,030,450, or approximately 54%, compared to $7,396,909 in non-cash compensation recorded during the nine months ended March 31, 2003. The primary components of the decrease were fewer shares and options issued as compensation to consultants, as well as a decrease in the number of shares issued as compensation to officers and directors.

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

(d)      Selling, General and Administrative Expenses.

         SG&A was $1,926,516 for the nine months ended March 31, 2004, an increase of $875,316, or approximately 83%, compared to $1,051,200 for the nine months ended March 31,

2003. During the nine months ended March 31, 2004, the primary components of SG&A were: depreciation and amortization of approximately $417,000 as the Registrant upgraded its processing platform and continue to build out its product line; payroll expenses of approximately $324,000; legal and accounting fees of approximately $310,000, primarily due to ongoing litigation, as well as the TransAxis and Rahaxi acquisitions; cash paid for consulting fees of approximately $238,000; travel costs of approximately $127,000 due to the focus on its Finland subsidiary and the Finnish market; investor relations expenses of approximately $110,000; merchant services of approximately $105,000 as the Company continued to roll out its services in the European market; and facilities expense (rent, telephone, utilities, and building maintenance) of approximately $69,000.

         The rate of future SG&A will largely depend on the pace of the Registrant's growth in the market for payment processing products and upon the cost of outside services and professional fees, including legal fees relating to litigation. The company fully expects these costs to increase as it continues its expected rollout of product offerings. In addition, selling expenses will continue to increase due to increased focus on obtaining new customers. The Registrant intends to focus additional resources in the areas of sales personnel salaries, trade show participation, and other promotional expenses. In addition, the Registrant may pursue further acquisitions in order to facilitate its growth and exploit market opportunities, which would further drive up legal and accounting fees, payroll, and travel costs.

(e)      Loss On Investment

         During the three months ended March 31, 2004, the Company advanced cash in the amount of $25,000 to Unipay, Inc., a potential acquisition target. In June 2004, the Company made the decision not to pursue Unipay, Inc. as an acquisition candidate and wrote-off the $25,000 advance to loss on investment in the consolidated statement of operations for the three months ended March 31, 2004.

         On June 17, 2004, the Registrant terminated the TransAxis acquisition agreement and wrote-off the Note Receivable from TransAxis, Inc. in the amount of $75,000 as loss on investment in the consolidated statement of operations for the three months ended March 31, 2004.

(f)      Interest Expense.

         The Registrant recognized net interest expense of $33,387 during the nine months ended March 31, 2004, a decrease of $346,559, or approximately 91%, compared to interest expense of $379,946 for the nine months ended March 31, 2003. The reason for this decrease is lower borrowings during the quarter ended March 31, 2004. The Registrant had outstanding convertible debentures of approximately $600,000 during the quarter ended March 31, 2003 that were settled in December 2002 with common stock personally owned by the president of the company. The Registrant recorded a liability to its president in the amount of $679,869 and accrued interest on this amount at the rate of 7% per annum in 2003. This liability was eliminated during the nine months ended March 31, 2004, pursuant to the vFinance settlement agreement. Also, during the nine months ended March 31, 2003, the company reduced the amount payable to related parties by approximately $191,000. During the comparable nine-month period of 2003, interest expense included substantially higher interest charges for the convertible debentures, including amortization of an amount attributable to the beneficial conversion feature of these notes.

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

(g)      Miscellaneous.

         The Registrant recorded no miscellaneous income and expense during the nine months ended March 31, 2004 compared to miscellaneous income of $39,048 during the comparable period of 2003. The Registrant received a non-refundable deposit of $50,000 during the nine months ended March 31, 2003, and had no such transaction during the comparable period of 2004.

         The Registrant does not anticipate material increases in miscellaneous income or expense in the coming twelve months.

(h)      Gain On Legal Settlement.

         In December  2002, a lender group  exercised  their rights  against the
14,400,000 shares pledged by the president of the Registrant in full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300 totaling $679,869.

         In March 2004, this lender group entered into a settlement agreement with the Registrant (see "Legal Proceedings"). As part of the settlement, this lender group is required to return the 14,400,000 pledged shares to the president of the company and the company is relieved from any other indebtedness to this lender group. Prior to this settlement, the Registrant considered the notes payable of $679,869 and related interest of $47,590 totaling $727,459 payable to the president related to the his 14,400,000 shares given to this lender group.

         In addition, this lender group agreed to return 999,000 shares to the Registrant Company that was issued to this lender group as collateral for borrowings in June 2002. The Company has not yet received the shares as of March 31, 2004. Upon the receipts of the shares, the Company will record a gain on legal settlement at cost based on the date of the issuance.

         Thus, the Registrant recognized a gain on the settlement of the vFinance lawsuit of $727,759 during the three and nine months ended March 31, 2004, and had no such gain during the comparable periods of the prior year.

(i)      Net Loss.

         For the reasons stated above, the Registrant recorded a net loss of $4,477,860 for the nine months ended March 31, 2004, an improvement of $4,201,267, or approximately 48%, compared to the net loss of $8,679,127 realized during the nine months ended March 31, 2003.

         A significant percentage of the Registrant's revenue for the third quarter of fiscal 2004, and for the first nine months of fiscal 2004, has been derived from a limited number of the Registrant's customers, primarily Finnish customers for the Registrant's transaction processing products. Approximately 40% of the Registrant's total revenue was attributable to the Registrant's ten largest customers. The future loss of any major customer could have a material adverse effect on the Registrant's business, financial condition and results of operations. The Registrant believes that this customer concentration will continue for the remainder of fiscal 2004. The Registrant believes that this customer concentration will be diluted in the first half of fiscal 2005 as it pursues operations outside of Finland.

         The majority of Registrant's revenues for the third quarter of fiscal 2004 and for the first nine months of fiscal 2004 has been generated by its operations outside of the United States, and the Registrant's future growth rates and success are in part dependent on continued growth and success in international markets. The Registrant expects this trend to continue through the fiscal year 2004.

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

Factors That May Affect Operating Results.
------------------------------------------

         The operating results of the Registrant can vary significantly depending upon a number of factors, many of which are outside the company's control. General factors that may affect the Registrant's operating results include:

o        market acceptance of and changes in demand for products and services;

o a small number of customers account for, and may in future periods account for, substantial portions of the Registrant's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

o        gain or loss of clients or strategic relationships;

o announcement or introduction of new services and products by the Registrant or by its competitors;

o        price competition;

o the ability to upgrade and develop systems and infrastructure to accommodate growth;

o the ability to introduce and market products and services in accordance with market demand;

o        changes in governmental regulation; and

o reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

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

(d)      No Assurance of Successful and Timely Product Development.

         The Registrant's products and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products.

         There can be no assurance that the Registrant's product development efforts will be successfully completed. The Registrant's proposed development schedule may be affected by a variety of factors, many of which will not be within the control of the Registrant, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding. In light of the foregoing factors, there can be no assurance that the Registrant will be able to complete or successfully commercialize its products. The inability of the Registrant to successfully complete the development of new products or to do so in a timely manner, could force the Registrant to scale back operations, or cease operations entirely.

(e)      Market Acceptance.

         The Registrant's success is dependent on the market acceptance of its products. Despite the increasing demand for security devices, the Registrant's products represents an advanced approach to the industry, and market acceptance of the company's products will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness. Even if the advantages of the Registrant's products are established, the company is unable to predict how quickly, if at all, the products will be accepted by the marketplace.

(f)      Protection of Proprietary Rights.

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

(g)      Dependence On Suppliers.

         The Registrant depends upon a number of suppliers for components of its products. There is an inherent risk that certain components of the company's products will be unavailable for prompt delivery or, in some cases, discontinued. The Registrant only has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Registrant is unable to obtain components in a timely manner, at an acceptable cost, or at all, the company may need to select new suppliers, redesign or reconstruct processes used to build its security devices. In such an instance, the Registrant would not be able to manufacture any security devices for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

(h)      Economic Slowdown.

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

(i)      Key Personnel.

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

(j)      Litigation.

         As stated under Legal Proceedings, the Registrant is subject to a lawsuit and a regulatory investigation. It is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on the Registrant's business, and could negatively impact its revenues, operating margins, and net income.

Liquidity and Capital Resources.
--------------------------------

         The Registrant had a working capital deficit of $416,975 as of March 31, 2004, which is a decrease of $991,743, or approximately 70%, from a working capital deficit of $1,408,718 as of March 31, 2003, and a decrease of $823,417, or approximately 66%, compared to a working capital deficit of $1,240,392 at June 30, 2003. The Registrant has needed to continually raise capital through private offerings to fund its operations.

         During the nine months ended March 31, 2004, the Registrant sold a total of 180,400,000 shares of common stock for consideration of $1,804,000 ($0.01 per share). The Registrant received cash proceeds of $1,554,616 (net of direct financing costs and commissions). The unpaid portion is included in subscription receivable in the accompanying condensed consolidated balance sheet as of March 31, 2004.

         The Registrant recognizes the need for the infusion of cash during fiscal 2004. The Registrant is pursuing various financing options. The company relies heavily upon the market liquidity of its stock as traded on the Over the Counter Bulletin Board for its ability to raise funds, for its ability to consummate acquisitions, and for the use of non-cash compensation for many of the company's consultants. Should the Registrant experience a weakening in the market for its common stock, both its short-term liquidity and its ability to achieve its long-term strategy could be adversely affected.

         Thus, the Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The
Registrant estimates that it will need to raise approximately $5,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the company's business plan. The notes to the condensed consolidated financial statements contained in this Form 10-QSB, as well as the audited consolidated financial statements contained in the Registrant's Form 10-KSB for the year ended June 30, 2003, include substantial doubt paragraphs regarding the company's ability to continue as a going concern. The Registrant believes it currently has adequate cash to fund anticipated cash needs for at least the next three months.

         If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

o        curtail operations significantly;

o        sell significant assets;

o seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

o explore other strategic alternatives including a merger or sale of the company.

         To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the company's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

         The Company's independent certified public accountants have stated in their report included in the Company's June 30, 2003 Form 10-KSB, that the Company has incurred operating losses in the past years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Certain Indebtedness.
---------------------

         (a) The Registrant's president and shareholder, Paul Egan, has advanced funds to the company for its operations. During the three months ended March 31, 2004, the Registrant repaid the net amount of $191,642 to Mr. Egan. At March 31, 2004, the Company owes Mr. Egan the net amount of $7,855, which is shown as Due To Related Party For Advances on the balance sheet as of March 31, 2004. Interest on the unpaid balances is accrued at the rate of 7% per annum.

         (b) In anticipation of the TransAxis Acquisition Agreement and while in the negotiation stage, in July 2003, the Registrant loaned to TransAxis the amount of $75,000 via two senior secured convertible note agreements in the amount of $50,000 and $25,000, respectively ("Bridge Notes"). The Bridge Notes carry interest at the rate of (i)12.5 % per year from September 1, 2003, provided that the Company does not hold less than 70% interest of the outstanding capital stock of TransAxis at August 31, 2003, and (ii) 15% per annum commencing January 1, 2004, provided that the Company has not completed the acquisition of TransAxis by this date. The Bridge Notes are a senior obligation of TransAxis, Inc. and payment is secured by a security agreement between the two parties.

         The Bridge Notes matured on September 29, 2003 without being paid. Since the Bridge Notes were not paid in full by December 31, 2003, the Company has the option for a one-year period to convert the Bridge Notes without payment of any other consideration into common stock of TransAxis according to the following: at least the number of shares which will provide 5% ownership of the outstanding shares of TransAxis, and shall be increased by 1% for each additional $15,000 of loans or accrued interest thereon that the Company maintains with TransAxis.

         After extensive discussions and following the unanimous determination of the Registrant's Board of Directors, the Registrant has terminated the Agreement as of June 17, 2004. This decision was based on both TransAxis' and the Sellers' failure to disclose material liabilities and contingencies in connection with that company, as well as their failure to comply with their obligations under the Agreement. The Company charged the $75,000 Bridge Notes to Loss on investments during the three months ended March 31, 2004.

Exchange Rates.
---------------

         The Registrant's operations are principally in the Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso; and in Helsinki Finland under the Rahaxi subsidiary, operated in its local currency, the Euro. All assets and liabilities are translated at exchange rates in effect at the end of the period. Income statement accounts are translated at average rates for the period. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in comprehensive income (loss). The accumulated foreign currency translation adjustment was $445,689 at March 31, 2004.

         A significant portion of the Registrant's revenues and expenses is denominated in currencies other than U.S. dollars; Rahaxi Processing Oy. generates its revenue in EUROS. Any significant change in exchange rates may have a favorable or negative effect on both the revenues and operational costs of the Registrant In particular, the value of the U.S. Dollar to the Euro impacts the Registrant's operating results. The Registrant's expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet the Registrant's obligations. In addition, a significant portion of the Registrant's financial statements are prepared in Euro and translated to U.S. Dollars for consolidation.

Inflation.
----------

         The impact of inflation on the costs of the Registrant, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Registrant is not aware of any inflationary pressures that have had any significant impact on the Registrant's operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

Other.
------

         The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies.
-----------------------------

         The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) stock-based compensation arrangements; (c) revenue recognition; and (d) long-lived assets. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

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

(c)      Revenue Recognition.

         The Registrant recognizes revenue when products are shipped or services provided to its customers. Provisions for discounts and other adjustments are provided for in the same period the related sales are recorded.

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

(d)      Long-lived Assets.

         Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Registrant evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Registrant uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

Forward Looking Statements.
---------------------------

         The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products, its ability to protect its intellectual property, and its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------

         Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and chief financial officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.
----------------------------------------------

         There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Freestar Et Al. V. Dennis H. Johnston Et Al.
-------------------------------------------

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

         On or about February 19, 2003, Mr. Johnston filed an answer to the complaint and an unverified cross-complaint alleging breach of contract, fraud among other causes of action. The cross-complaint was brought against the same defendants in the District Court action and added new defendants, including Corrigan + Morris LLP and its partners. In March 2003, Registrant and other defendants demurred to Mr. Johnston's cross-complaint. In the face of Registrant's demurrer, Johnston chose not to oppose, but instead abandoned his complaint.

         In May 2003, Mr. Johnston filed an unverified first amended cross-complaint alleging breach of contract and fraud in connection with legal fees allegedly owed to Mr. Johnston. All causes of action against Corrigan & Morris LLP and its partners were dismissed with prejudice and costs were awarded to Corrigan + Morris LLP. The Registrant has filed an answer to that cross-complaint.

         In June 2003, Judge Judith Chirlin ruled that the action against Corrigan + Morris LLP was dismissed with prejudice. On January 15, 2004, Judge Chirlin ordered Mr. Johnston to pay Corrigan + Morris LLP $15,500 in attorneys' fees. On January 15, 2004, Judge Chirlin granted the Anti-SLAPP motions brought by the Registrant's other attorneys, the affect of which is to dismiss them from this action, and instructed them to submit their requests for the award of attorney fees. On April 29, 2004, the Registrant obtained a protective order prohibiting the parties from disclosing any information learned during the litigation to outside parties or making any of the information public.

         Management believes the Registrant has meritorious claims in its action and defenses to Mr. Johnston's cross-claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation because all discovery was stayed until January 15, 2004 because of the anti-slapp motions filed by the Registrant's attorneys. There can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

vFinance et al. v. Freestar et al. (Bankruptcy Action).
-------------------------------------------------------

         On January 9, 2003, vFinance Investments, Richard Rosenblum, David Stefansky, Marc Siegel, Boat Basin Investors LLC and Papell Holdings, Ltd. ("Petitioners") filed an involuntary bankruptcy petition against the Registrant. The Petitioners sought liquidation and the appointment of a receiver.

         On March 4, 2003, United States Bankruptcy Judge Gropper dismissed the Petitioners' bankruptcy petition against the Registrant. On March 21, 2003, the Registrant filed its motion for an order and judgment awarding costs and attorneys' fees in favor of the Registrant against the Petitioners pursuant to 11 U.S.C. ss. 303(i). On or about April 21, 2003, the parties reached a settlement to resolve the 11 U.S.C. ss.303(i) (1) issues in that motion. The Petitioners owed and paid the Registrant $40,000 in satisfaction of the settlement.

vFinance et al. v. Freestar et al. (Civil Action).
--------------------------------------------------

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

         As of March 4, 2004, this case has been settled. Under the terms of the settlement agreement: (i) Plaintiffs, David Stefansky, Richard Rosenblum, Marc Siegel, Boat Basin Investors LCC, and Papell Holdings Ltd. agreed to return 15,399,000 shares (990,000 shares originally issued by the Company as collateral and 14,400,000 given by Mr. Paul Egan) of the Registrant's stock issued to them; and (ii) Plaintiffs and vFinance agreed to refrain from trading in the Registrant's securities for a period of two years. On or about March 19, 2004, the parties filed a stipulation of dismissal of the case with prejudice. The parties also exchanged full mutual releases of all claims, cross-claims and counterclaims with prejudice. There are no remaining contingent liabilities related to that lawsuit.

Sportingbet PLC v. FreeStar Technology Corporation.
---------------------------------------------------

         On or about May 17, 2004, Sportingbet PLC ("Sportingbet") filed a complaint against the Registrant in Nevada State Court. The complaint alleges, among other things, that the Registrant breached a settlement agreement and debt guarantee. Sportingbet has alleged damages in excess of $10,000, to be proven at trial, and the complaint seeks an injunction requiring the Registrant to deliver 7,100,592 shares of its common stock under the terms of a stock pledge agreement and settlement agreement. On June 3, 2004, Sportingbet obtained an unopposed writ of possession order from the Nevada Court ordering the Registrant to tender 7,100,592 free trading shares of common stock to Sportingbet.

         On June 14, 2004, the Registrant filed a counterclaim seeking damages in excess of $1,400,000. The Registrant also filed a countermotion asking the Court to vacate or reconsider the writ of possession, or in the alternative seeking bond in the amount of $1,400,000.

         On June 21, 2004, the court vacated its earlier order and set aside the writ of possession. Accordingly, the Registrant was not required to deliver any stock to Sportingbet.

         Management believes the Registrant has meritorious claims in its action and defenses to Sportingbet's complaint and that the company will prevail on the merits. In particular, management believes that the settlement agreement and related documents referenced in the complaint, all executed in November 2003, never became effective under the terms of this agreement. However, this matter remains in the very early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods

Securities and Exchange Commission Investigation.
-------------------------------------------------

         In January 2003, the Registrant learned that the SEC had initiated an informal, non-public inquiry. Since that time, the SEC staff has sought and received production of documents and testimony relating to certain financing transactions entered into by the Registrant, issuance of its stock in compliance with the registration provisions of the Securities Act of 1933, facts stated in press releases and reports filed with the SEC concerning, among other things, the Registrant's assets, operations, financial condition, anticipated revenue and strategic initiatives.

         The Registrant is and expects to continue to cooperate with that SEC investigation. In July 2003, the Registrant learned that the SEC had issued a formal order of investigation. There is a risk that an enforcement proceeding will be recommended by the SEC staff as a result of this formal investigation, but it cannot be predicted what the nature of such enforcement proceeding would be, the type of sanctions sought or what the likelihood would be of reaching a settlement.

ITEM 2.  CHANGES IN SECURITIES.

         The Registrant sold the following securities without registration (restricted) during the three months ended March 31, 2004:

         (a) On January 5, 2004, the Registrant sold 1,000,000 shares of common stock to one individual for consideration of $10,000 ($0.01 per share).

         (b) On January 23, 2004, the Registrant issued a total of 600,000 shares of common stock to three individuals for consulting work for the company, valued at a total of $99,000 ($0.165 per share).

         (c) On March 24, 2004, the Registrant issued 300,000 shares of common stock to one individual for consulting work for the company, valued at $63,000 ($0.21 per share).

         No commissions were paid in connection with any of these sales. All these sales were undertaken under either Rule 506 of Regulation D or Regulation S under the Securities Act of 1933, as amended.

         On March 22, 2004, the Registrant issued 3,600,000 shares of common stock in error to one investor in a Regulation S offering. These shares were subsequently cancelled in May 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

Disagreement with Former Auditor for ePayLatina, S.A.
-----------------------------------------------------

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

         On October 25, 2002, the former independent auditors for the Registrant, Stonefield Josephson, Inc. ("Stonefield"), completed an audit of the books and records of the Registrant for the period from May 25, 2001 (inception of ePayLatina, S.A.) to June 30, 2002. Stonefield concluded, as a result of this audit, that: (a) because ePayLatina, S.A. lacked sufficient documentation to demonstrate to Stonefield that this company owned free and clear of any liens certain assets, including equipment and software, previously recorded on ePayLatina, S.A.'s balance sheet as having a value of approximately $900,000, this company could no longer properly recognize such items as assets of this company; and (b) the revenue figures for the Registrant, based on the ePayLatina, S.A. audit, for the period from May 25, 2001 to March 31, 2002 (including the intervening quarters), were recorded improperly and overstated by approximately $150,500. Both the balance sheet and the income statement in question had previously been audited by Ernst & Young.

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

         As a result of the above disagreement, the Registrant has not amended the Form 8-K noted above. Once this matter has been resolved, then a determination will be made by the Registrant as to whether the Form 8-K is required to be further amended. However, the Registrant has filed amended Form 10-QSB's on March 29, 2004 for the affected periods as a result of Stonefield's audit. Effective on June 23, 2004, Stonefield was terminated as the independent accountant for the Registrant.

TransAxis, Inc.
---------------

(a)      Stock Purchase Agreement.

         On September 24, 2003, the Registrant entered into a stock purchase agreement with certain shareholders of TransAxis, Inc. ("TransAxis") (formerly Digital Courier Technologies, Inc.) for the acquisition of a majority of the common stock of this publicly held company ("TA Acquisition Agreement") (see
Exhibit 2.12 to this Form 10-QSB). The terms of the acquisition provide for the Registrant to purchase a majority of the shares that consist of the following:
(a) the 2,916,533 shares that will be outstanding upon the conversion of certain debt of TransAxis ("Conversion Right"); and (b) the 805,000 shares of Registrant common stock issued and outstanding. In exchange the Registrant is to issue on a pro rata basis based on the sellers' current percentage beneficial ownership of TransAxis common stock (including the beneficial ownership of the TransAxis common stock represented by the Conversion Right) the aggregate number of shares of Registrant common stock which is the greater of (i) 7,000,000 shares of common stock, or (ii) that number of shares of common stock equal to $1,260,000 divided by the average closing bid price per share of the common stock on the five days prior to the closing date.

         On October 8, 2003, the parties  amended the TA  Acquisition  Agreement
(see Exhibit 2.13 to this Form 10-QSB). The following was amended under this document:

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

         (b) The parties to the agreement concur that the original amount of Registrant common stock to be issued in connection with the TA Acquisition Agreement is 31,500,000 shares, but that due to a certain liability of TransAxis, the total amount of common stock to be issued by the Registrant is reduced to 25,312,053. In addition, due to a missing stock certificate of that Registrant, the Registrant will be required to deliver a further reduced total of 25,183,418 shares of common stock at the closing, with the remaining 128,585 shares only upon delivery to the Registrant the missing stock certificate.

         On February 20, 2004, the parties further amended the TA Acquisition Agreement ("Amendment No. 2"). The Registrant claimed that it had identified certain accounting-related deficiencies in the books of TransAxis which predate the closing date, and that such deficiencies have and will continue to preclude TransAxis from being able to obtain audited financial statements without undue effort and expense. In order to avoid the cost of litigation and further disputes and negotiation, the Registrant and TransAxis agreed to reduce the number of shares issuable under the TA Acquisition Agreement from 25,183,418 to 3,200,000, which were actually issued. In exchange, the Registrant actually received 350,900 shares of TransAxis stock, or 43.5%, although it remains entitled to receive the lost shares. The Registrant never exercised the Conversion Right, and never controlled a majority of the shares of TransAxis.

(b)      Loan to TransAxis.

         In anticipation of this transaction and while in the negotiation stage, in July 2003, the Registrant loaned to TransAxis the amount of $75,000 via two senior secured convertible note agreements in the amount of $50,000 and $25,000, respectively ("Bridge Notes") (see Exhibits 4.15 and 4.16 to this Form 10-QSB). The Bridge Notes carry interest at the rate of (i)12.5 % per year from September 1, 2003, provided that the Registrant does not hold less than 70% interest of the outstanding capital stock of TransAxis at August 31, 2003, and (ii) 15% per annum commencing January 1, 2004, provided that the Registrant has not completed the acquisition of TransAxis by this date. The Bridge Notes are senior obligation of TransAxis and payment is secured by a security agreement between the two parties.

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

(c)      Brown Simpson Settlement.

         Prior to the execution of the TA Acquisition Agreement, TransAxis had incurred a liability to Brown Simpson Partners I, Ltd. ("Brown Simpson") in the amount of approximately $1,400,000. The Registrant entered into a settlement agreement with Brown Simpson (the "Brown Simpson Settlement Agreement") whereby the Registrant would issue to Brown Simpson 5,183,418 shares of Registrant common stock and pay the amount of $10,000 in cash in return for Brown Simpson's dismissal of all its claims against the Registrant. These shares were issued on December 30, 2003.

Subsequent Events.
------------------

(a)      Unipay, Inc.

         (a) On May 17, 2004, the Registrant announced the acquisition of Unipay, Inc.'s Smokey Mountain payment processing division in Murphy, North Carolina on May 4, 2004. This division currently processes payment transactions (via credit cards and debit cards) through many of the largest processors, and has the ability to be a direct processor with full settlement capabilities. Unipay processes client transactions using its proprietary technology, Cyber-Terminal and Universal Payment software. The Registrant agreed to pay $150,000 in cash and issue 10,000,000 restricted shares of common stock (valued at $1,000,000) in exchange for the assets of the division. The Registrant has agreed to file a registration statement covering those shares.

         On June 14, 2004, the Registrant informed Unipay and its sole shareholder, Unicomp, that due to the failures of these parties to the purchase agreement to perform as required under this agreement, including blocking access to the North Carolina premises, preventing transfer of assets, and failing to deliver business and other documents, the purchase transaction is terminated. The Registrant actually paid $25,000 in connection with this agreement.

(b)      TransAxis, Inc.

         After extensive discussions and following the unanimous determination of the Registrant's Board of Directors, the Registrant has terminated the TA Agreement and the Brown Simpson Settlement Agreement as of June 17, 2004. This decision was based on both TransAxis' and the sellers' failure to disclose material liabilities and contingencies in connection with that company, as well as their failure to comply with their obligations under the agreement. The Registrant believes that it will recover the 3,200,000 shares issued under the TA Acquisition Agreement, and has recorded the amount of $752,000 as shares cancellation receivable in the accompanying condensed consolidated balance sheet as of March 31, 2004. The Registrant wrote-off the $75,000 Bridge Notes as loss on investments in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2004.

         The Registrant believes that it will recover the 5,183,418 shares issued pursuant to the Brown Simpson Settlement Agreement, and has recorded an additional $679,028 representing the Brown Simpson shares as share cancellation receivable in the accompanying condensed consolidated balance sheet as of March 31, 2004.

(c)      Nordea Bank.

         On May 27, 2004, the Registrant's wholly owned subsidiary Rahaxi Processing Oy. has entered into an agreement with Nordea Bank, a leading financial services group in the Nordic and Baltic Sea region. Headquartered in Stockholm, Sweden, Nordea operates through three business areas: retail banking, corporate and institutional banking, and asset management and life insurance. The terms of the agreement provide for Rahaxi and Nordea to enter into a cooperative agreement, whereby Rahaxi will provide Nordea transaction-processing services for mutually selected local, Scandinavian, pan-European and international merchants.

         The Registrant believes this agreement is in line with several of its key strategies designed to maintain Rahaxi's attractiveness in global markets. By collaborating with Nordea, one of Europe's leading financial institutions, management believes the Registrant is strengthening its position in the European market place, which is one of its target regions. Management also believes the industry of merchant acquiring is becoming a global affair. Given the massive explosion of e-commerce within the relatively short time frame involved, any merchant acquirer that intends to become seriously involved in the global economy must act to develop a true international strategy, which includes working in conjunction with partners.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.
---------

         Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports On Form 8-K.
--------------------

         The Registrant filed the following report on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB:

         A Form 8-K/A filed on March 2, 2004 to report that in connection with the stock purchase agreement between the Registrant and certain shareholders of TransAxis, Inc. ("Sellers") for the acquisition of a majority of the common stock of this publicly held company on February 20, 2004, the parties executed a second amendment to this agreement. Under this amendment, the Sellers agreed to deliver the certificate for 25,183,418 restricted shares of common stock (previously issued in connection with the Agreement) to the company's transfer agent so as to cancel all of the these shares, except for 3,200,000 restricted shares of common stock (the agreed upon payment under this amendment).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FREESTAR TECHNOLOGY CORPORATION

Dated: June 23, 2004               By: /s/ Paul Egan
                                       -------------
                                   Paul Egan, President/Chief
                                   Executive Officer

Dated: June 23, 2004               By: /s/ Ciaran Egan
                                       ---------------
                                   Ciaran Egan, Secretary/Treasurer/Chief
                                   Financial Officer

                                  EXHIBIT INDEX

Number                             Description
------                             -----------
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

2.14 Amendment No. 2 to Stock Purchase Agreement between the Registrant and the stockholders of TransAxis, Inc., dated February 20, 2004 (incorporated by reference to Exhibit 2.3 of the Form 8-K/A filed on March 2, 2004).

2.15 Asset Purchase Agreement between the Registrant, and Unipay, Inc. and its stockholder, Unicomp, Inc., dated May 4, 2004 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on May 20, 2004).

2.16 Registration Rights Agreement between the Registrant, and Unipay, Inc. and its stockholder, Unicomp, Inc., dated May 4, 2004 (incorporated by reference to Exhibit 2.2 of the Form 8-K filed on May 20, 2004).

2.17 Non-Competition and Non-Disclosure Agreement between the Registrant and Unicomp, Inc., dated May 4, 2004 (incorporated by reference to Exhibit 2.3 of the Form 8-K filed on May 20,
                  2004).

3.1               Articles   of   Incorporation,   dated   November   17,   1999
                  (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 3, 2000).

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