Form 10KSB
period 2004-06-30
FREESTAR TECHNOLOGY CORP
filed 2004-10-27
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-28749

                         FREESTAR TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Nevada                       88-0446457
      -------------------------------    ------------------------------------
      (State or Other Jurisdiction of    (I.R.S. Employer Identification No.)
       Incorporation or Organization)

               Calle Fantino Falco, J.A. Baez Building, 2nd Floor,
                       Santo Domingo, Dominican Republic
               --------------------------------------------------
                    (Address of Principal Executive Offices)

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

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 4, 2004: $20,713,455. As of October 4, 2004, the Registrant had 479,224,252 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one): Yes   No  X.
                                                                       ---   ---

                                TABLE OF CONTENTS

PART I.                                                                     PAGE

ITEM 1.   DESCRIPTION OF BUSINESS.............................................3

ITEM 2.   DESCRIPTION OF PROPERTY............................................21

ITEM 3.   LEGAL PROCEEDINGS..................................................21

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................24

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS....................................24

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................26

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS..................................43

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................43

ITEM 8A. CONTROLS AND PROCEDURES.............................................43

ITEM 8B  OTHER INFORMATION...................................................44

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT..................................44

ITEM 10. EXECUTIVE COMPENSATION..............................................47

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT, AND
         RELATED STOCKHOLDER MATTERS.........................................49

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................53

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K....................................54

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................55

SIGNATURES...................................................................57

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

(1)      General.
         --------

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

(2)      Rahaxi Acquisition.
         -------------------

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

         Pursuant to the terms of the Agreement, the actual purchase price was based on the fair value of the Registrant's stock on the dates of the grant plus cash to be paid in the future periods. The operating results of Rahaxi beginning January 16, 2003 are included in the accompanying consolidated statements of operations

         The total purchase price was valued at $4,010,000.

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

(a)      RAHAXI PROCESSING OY.

         During the fiscal year ended June 30, 2003, the Registrant acquired privately held Rahaxi Processing Oy., a Northern European online credit card processing enterprise headquartered in Helsinki, Finland. Rahaxi Processing Oy operates full, online connectivity to all Finnish banks, including Nordea, Sampo, and Oko, and the domestic bank credit card company, Luottokunta, and provides processing services for approximately 1000, merchants. A similar connection has been established with Luottokunta's Estonian counterpart, Cardikesku, to facilitate the needs of international clients such as Stockmann's department stores..

         Rahaxi Processing Oy. is currently one of the leading players in the Finnish payment market for online card present transactions. Currently, Rahaxi Processing Oy supports a network serving point-of-sale devices that generate, on average, over one million transactions each month (the system is capable of handling an additional 7 million transactions per month under its current software licenses).Management expects to make significant increases to transaction capacity to facilitate expected new business in the next two fiscal years .

         Rahaxi   Processing   Oy.   provides  full  card  payment   processing,
transaction authorization, data capture and settlement facilities for Visa, MasterCard, American Express, Diners Club, JCB and all bank-issued domestic (Finnish) debit cards. Rahaxi also provides specialist value-added processing applications for fleet, fuel and loyalty card schemes. The company is currently capable to offer a multi-currency facility to merchants.

         Terminals are connected on a 24/7 basis to Rahaxi Processing Oy both via the fixed line telephone network and GSM data channel. The communications costs in Finland, which are borneby Rahaxi Processing Oy merchants, are competitively priced. Software upgrades need only be performed at the central level, thus ensuring a highly "future-proof" environment.

         Keeping ahead of new payment mandates and technologies is a challenge for all participants in the payments industry. Rahaxi Processing Oy is fully committed to staying ahead of the curve and providing advanced delivery systems for real-time, online transaction handling and a suite of complementary payments solutions. Whether customers want traditional or emerging payments processing, Rahaxi Processing Oy delivers solutions to support credit, charge, debit, e-commerce, private label, smart card, stored value, multiple application, and wireless transaction capture and routing. Rahaxi Processing Oy.'s wealth of knowledge in merchant transaction services is a cornerstone to over a thousand customers. This company's team of payments professionals ensure fast, secure, low-risk, and powerful payment processing so merchants can focus on: marketing and promotional campaigns, customer satisfaction, sales growth, and financial management. This company enables business customers to consistently achieve retail success by making the most of card acceptance benefits.

         Rahaxi Processing Oy. has demonstrable commitment to its home market and Nordic region. In addition to expansion to new markets, we have continued our investment in intellectual capital and other resources in Finland and Sweden. Strategic relationships with Finnish banks, CEK ab (Sweden), EMV/Smart Card payments support and certification, multi-currency processing, end-to-end solutions, terminal management services, and enhancement of customer service operations, are all important initiatives for this company.

(b)      PRODUCTS AND SERVICES.

(1)      POS Transaction Processing
         ---------------------------

         Payment card operations is an ever-changing industry. New, emerging and converging technologies as well as marketplace demands are changing the landscape of this global industry. As a result, every participant in the chain of payments processing is adjusting to both opportunities and challenges. Some factors impacting the industry include: evolving standards (like the migration from magnetic stripe cards to EMV chip/smart cards), new card features and functionality, regulatory changes (like the Single European Payment Area), consolidation, risk management controls, and innovative electronic payment applications. All these factors are drivers for change industry-wide. The Registrant recognizes that ongoing enterprise performance improvements, will position the company extraordinarily well for the necessary agility to achieve compliance with regulatory, global interchange and high customer/market expectations.

         This means that the Registrant's customers and partners can look forward to easy adoption and deployment of products and services in the dynamic payments environment. Much of these payment developments will be transparent to our customers. Of course, establishments of all types will be required to upgrade or replace their POS/POI devices. In keeping with the Registrant's goal to make new mandates easy to adopt and deploy for customers, the company offers end-to-end (or "plug and play") merchant processing solutions.

         Through the company's strategic partnerships or distributorships, the Registrant offers high performance, integrated/hybrid terminals that are able to process both magnetic stripe cards and chip cards operating under the EMV standard. These terminals are ideal for retailers that desire speed, security, compliance with the most recent specifications, and acceptance of all leading payment cards in one easy to use device. The company's strategic partnerships allow it to assist merchants in various categories and sizes with advanced and proven terminals from globally recognized electronic payment appliance companies plus robust transaction switching. The Registrant is not a "one-size-fits-all" organization, but it aims to provide suitable solutions for establishments across verticals.

         Today, the Registrant supports merchant categories such as:

         Catalog
         Department Stores
         E-commerce
         Government (e.g., municipalities)
         Lodging, Travel, Sports, & Entertainment (e.g., Theatres, Stadium & Hotels)
         Office Products
         Quick Service Restaurants/Fast Food
         Medical/Dentistry
         Multi-national establishments
         Remote (e.g., Mobile, Outdoor, Temporary, Transport, & Seasonal) Small Multi-Lane
         Specialty Hard Goods (DIY, Electronics, Carpet/Tile, Furniture, etc.) Specialty Retail/ Soft Goods (Apparel, Shoes, Consignment, etc.) Supermarket/Grocery (Supermarkets, Delis, Butcher Shops)
         Table Service Restaurants (Chains and Local Restaurants)

         The Registrant has developed high-performance and turnkey solutions that enable merchants to maximize sales for greater profitability. As a payments solution company, the Registrant is continuously seeking payments products or services that will benefit customers and grow their business. This is part of the company's our "Partners in Business" philosophy to create long-term solutions for lifetime customers. Up to 1000 customers in Northern Europe have chosen the Registrant's proven payment engine and processing solutions for the highest security, scalability, reliability, and low investment.

(2)      Integrated ECR Processing
         -------------------------

         In the retail ecosystem, the Registrant knows EPoS, back office applications, next-generation technologies, and flexible enterprise architecture are crucial for efficiency. Merchants must focus on retail strategy, outlet differentiation, consistently delighting customers for loyalty rather than on technology. Medium and large merchants simply want their integrated retailing technology to work with speed, flexibility and ease plus maintain a low total cost of ownership. By working closely with top-notch integrated electronic cash register ("ECR") organisations, the Registrant enables the retail enterprise with: (i) EPoS systems from leading vendors that easily integrate with our platform, (ii) reliable and continuous system availability, (ii) scalable performance, (iii) flexible configuration and expansion, and (iv) a wide range of networking and connectivity options that can cope with rapid or unpredictable growth.

         Integrated retailers can be confident that the Registrant's platform complements the integrated enterprise. The company incorporates full redundancy to guarantee data integrity at all times. So, whether a firm is a single or multiple site/country enterprise, fast paced health/beauty retailer, department store, or even a franchise operation, it requires an advanced POS solution that interfaces across its business. The Registrant and its ECR partners provide complete and superior retail payments management solutions that will better enable merchants to manage and grow their business.

         The Registrant has established relationships with the main suppliers of cash registers, such as Edacom, Siemens-Nixdorf and NCR, comprising a captive service market as the product lines of these suppliers contain the necessary software to connect directly to the Rahaxi. For those companies that build their own POS systems, a software module is available which enables connection to Rahaxi Processing Oy via server or PC.

(3)      EMV Processing
         --------------

         EMV is the de facto standard in the area of credit/debit card systems managed by EMVCo. EMVCo is a body formed by the international payment networks. EMVCo's charge is to manage, enhance and maintain EMV(TM) integrated circuit card specifications. The body also coordinates Level 1 and Level 2 device type approval activities through certification laboratories.

         Level 1: type approval refers to terminals communication mechanisms, including hardware for electrical signals.

         Level 2: type approval refers to software at application level that supports EMV selection mechanisms, security and transaction flow.

         EMV was conceived by Europay, MasterCard and Visa - hence the acronym EMV - to introduce integrated circuit card technology (also called chip card or smart card technology) for all credit and debit products. The adoption of this new technology is the first major change and challenge in payment card operating structure since the magnetic stripe came to market over 30 years ago. The international card companies have promoted and encouraged the industry - member's banks, retailers, EFTPoS suppliers, and processors - to convert to the integrated chip-based technology.

         The key driver behind the conversion to integrated circuit cards (also called chip cards or smart cards) is the significant reduction of fraud. Since magnetic stripe cards are relatively easy to replicate, migrating to complex smart cards will make counterfeiting much harder. In addition, card issuers, retailers and merchant acquirers are expected to benefit from improved card/cardholder authentication and validation at the point of sale, better data storage and opportunities for multiple applications on one card.

         In the Nordic region and other European countries, from on and after January 1, 2005, liability rules are changing to provide greater protection against fraud to merchants who have deployed EMV card acceptance devices that meet the global EMV standard.

         In practical terms, liability shift refers to a transaction authorized at the point of sale by a merchant fulfilling his/her obligations by honoring a smart payment card with an EMV-enabled and certified device. If the merchant uses an EMV compatible, the transaction cannot be charged-back. If the EMV transaction authorized is later determined to be fraudulent or the card was lost/stolen at the time of transaction authorization, the merchant faces no liability for the loss and keeps the funds for the transaction. However, if a merchant's payment processing device is not EMV compatible on or after January 1, 2005, then the merchant must absorb the transaction loss plus any ancillary charges, such as charge back penalty fees assessed by its acquiring bank or processor.

         The ability to accept smart cards is increasingly important for merchants regardless of type of establishment. EMV is something every merchants and acquirers need to prepare for as the liability shift date is fast approaching. The liability and payment management matters will have business and financial implications to every European merchant in 2005 and beyond. The EMV standard also satisfies card issuer's business requirements for accommodating single to multiple applications on one payment card regardless of system operator. The EMV standard ensures global interoperability across cards, platforms and devices, establishes the magnetic stripe to chip migration path and an open platform for payment cards.

         Chip cards will eventually replace magnetic stripe cards; however, in many instances, bank-issued magnetic stripe and smart payment cards will co-exist on the same card. Under the EMV regulatory guidelines, issuers must still comply with magnetic strip requirements for contingency purposes. Therefore, EFTPoS terminals in the field must have dual card type acceptance capability. This is why the Registrant offers compact and cost effective devices designed to support magnetic stripe and EMV smart cards (i.e., hybrid terminals).

         The Registrant has made significant investments to make sure its authorization, data capture and routing processes can manage the new and additional messages and security parameters from the smart card to the terminal to the appropriate financial endpoint. End-to-end EMV compliance is a subject merchants needs not grapple with. Partnering with the Registrant for transaction processing means time, cost and management resources savings. Establishments - including multi-lane or multi-chain - route their payment messages to the Registrant's fully EMV-compliant system for integrated circuit card processing.

(4)      Internet Payment Gateway
         -------------------------

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

         The Internet Payment Gateway is exceptionally fault tolerant and capable of similar throughput as the Base24 system currently used by Rahaxi Processing Oy. It is easily interfaced to merchants' websites, and the Reporting and Fraud Control Suite is fully configurable to reflect the operating institution. The Virtual ATM provides a variety of functionality that can easily allow participant banks to launch an "Internet Banking Service", as well as provide a wide variety of functionality to users to allow them to control and manage their Credit and Debit Cards, along with various bank and "wallet" accounts

         In addition to providing card processing and payment solutions for physical/retail storefronts and wireless POS terminals, RAHAXI also offers a "state-of-the art" Internet Payment Gateway ("IPG"). The IPG provides a mechanism for both Internet and Mail Order & Telephone Order (MO/TO) transactions. This advanced e-payment service includes real-time reporting and fraud management. The IPG delivers a global solution for online merchants. Key Features Include:

         128-Bit SSL for consumer sessions
         Flexible fee options for acquiring organization
         Integrated back-office interface
         Integrated merchant management
         Multi-language support
         Payment gateway integration
         Proprietary front-end gateways
         VPN and PKI systems integration

(5)      Cross Border Acquiring
         -----------------------

         The Registrant's processing system is designed to acquire transactions from merchants and route to cross border financial institutions. For example, the Registrant's system is directly linked to a financial institution in Estonia and acquires transactions from Estonian-based terminals. Has also established relationships with financial institutions and multi-national merchants in Finland, Sweden and the Russian Federation to expand on its proven cross-border capabilities.

         The Registrant through its wholly owned subsidiary Rahaxi Processing Oy has entered into an agreement with Nordea Bank, a leading financial services group in the Nordic and Baltic Sea region. Headquartered in Stockholm, Sweden, Nordea operates through three business areas: retail banking, corporate and institutional banking, and asset management and life insurance. The terms of the agreement provide for Rahaxi Processing Oy and Nordea to enter into a cooperative agreement, whereby Rahaxi Processing Oy will provide Nordea transaction-processing services for mutually selected local, Scandinavian, pan-European and international merchants.

         This agreement is in line with several key strategies designed to maintain the Registrant's attractiveness in global markets. By collaborating with Nordea, one of Europe's leading financial institutions, management believes that is strengthening its position in the European market place, which is one of its target regions. Management also believes the industry of merchant acquiring is becoming a global affair. Given the massive explosion of e-commerce within the relatively short time frame involved, any merchant acquirer that intends to become seriously involved in the global economy must act to develop a true international strategy, which includes working in conjunction with partners.

(6)      Payment Terminals
         ------------------

         The Registrant's complementary family of products and services help merchants upgrade or replace their equipment and receive complete payments processing. Whether you are a small or medium size retailer, wireless/remote business or operate in an integrated environment, the Registrant can recommend a solution that fits a merchant's needs for secure, fast and reliable merchant processing services. When merchants partner with the Registrant, deployment of complete EMV-ready and certified EFTPoS solutions is easy - right "out of the box". The Registrant believes it has effectively removed the complexities of EMV adoption at the store-level. The Registrant's end-to-end solutions deliver:

         Feature-rich, secure and intelligent processing devices;

         Low cost EFTPoS appliances plus transaction processing to keep merchant capital and operational investments under control; Quick implementation since no additional compatibility or connectivity testing is requirement. True "plug and play"; and

         EMV-certified EFTPoS or PINPad device manufacturer independence, so merchants are not tied to one vendor. Merchants can choose which leading retail appliance operates best for their business. The Registrant's terminal management system and payment engine can connect and route transactions from any leading PoS provider.

         Rahaxi Processing Oy, a wholly owned subsidiary of the Registrant has a licensing and distribution agreement with Hypercom Corporation (NYSE:HYC) to deploy the ICE(TM) family of terminals, bringing fully EMV compliant terminals to the Finnish market. Europay, MasterCard and Visa (EMV) have jointly developed a set of global specifications that define and certify vendors' software and hardware to ensure compatibility of chip cards and terminals throughout the world.

         The major card programs are committed to the rollout of chip-based payment cards. In Finland and many countries, from January 2005, liability rules are changing to provide greater protection against fraud to merchants who have deployed EMV card acceptance technology meeting the global EMV standard. The Registrant will deploy the ICE Family of POS Terminals through Rahaxi Processing Oy. The Registrant believes that Rahaxi Processing Oy and Hypercom's collective product offering, core competencies and payments expertise will support all major credit-, charge- and debit cards as well as private label cards. Small, medium, and large retailers across retailing segments will be accommodated by an array of Hypercom's revenue-generating terminals, Hypercom device management solutions and Rahaxi's powerful payment engine.

         The Registrant's and Hypercom's current and future customers have the opportunity to obtain added value at the 'point-of-payment interaction' - anytime, anyplace, anyhow -which in turn could yield enhanced revenue generation. This relationship with Hypercom exemplifies the Registrant's intent to deliver solutions with a "Partners in Business" philosophy.

         The Registrant believes that this agreement will enable it to bring an advanced device with level 1 EMV capabilities into the Finnish marketplace - which will not only provide the latest security and fraud applications into the merchant community - but also speed and convenience. Level 1 EMV refers to the EMV standards defining electrical, and mechanical interfaces between the card and payment device. This may include business logic of a card and even card dimensions. The Registrant expects to derive revenue from the sale of Hypercom Terminals.

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

         The Systek 610 terminal developed in co-operation with Rahaxi Processing Oy is ideal for the target markets as it can communicate along a variety of channels (Analogue, digital and GSM-wireless), as well as conversion into a stand-alone EPOS system for small to medium sized retailers. The extensive flexibility offered by the system allows Rahaxi Processing Oy to support single terminal, multi-terminal, multi-location and multi-country outlets.

(7)      Private Label Processing
         -------------------------

         It is assumed that private label programs as just like bankcard programs and have the same requirements for marketing, services and processing requirements. This is not the case. Private label ("closed loop") programs require flexibility and unique processing capabilities.

         The Registrant is capable of supporting the requirements of private label programs with several authorisation and verification methods, flexible parameterisation, real-time processing, transaction logging, and database updates. The Registrant's processing engine easily handles advanced remote data collection, data dissemination on demand, data scheduling, transaction monitoring, and new interface formats.

         With the Registrant's, private label issuers and merchants receive a long-term solution that maximises return on investment because we employ modern, modularised technology. The Registrant will ensure quick enhancement capabilities and economical adaptation to market requirements for business productivity and competitive advantage.

         In August 04 - Rahaxi Processing Oy was chosen by IKANO Rahoitus Oy., a member of The IKANO Group, as the transaction management provider for the IKEA Hei Card. After a rigorous proposal process and consideration of other electronic payments providers, Rahaxi Processing Oy was the clear leader for fast time to market, highly configurable processing logic, low risk, and competitive pricing. By leveraging the existing relationship between IKEA and Rahaxi for acquisition and routing, Rahaxi Processing Oy met or exceeded IKANO's requirements for the processing of the IKEA private label Hei Card.

         With over a decade of quality merchant services operations, integration and implementation experience, Rahaxi Processing Oy had the edge in facilitating retailer's efforts to improve their bottom line. The IKANO Group is a diversified Scandinavian financial services organization. IKANO Rahoitus is a strategic business unit of the Finance Division focusing on processing large volumes of financial and associated products. The Finance Division is currently represented in six countries. Based on a close relationship with retailers. The companies of this division provide added value through financial and associated products or services. The Finance Division operates a Swedish bank and also offers small-ticket leasing services in Sweden, Denmark and Norway. www.ikano.fi

(8)      Dynamic Currency Conversion
         ----------------------------

         The Registrant has recently entered into a contract with First Currency Choice ("FCC") that has a client base of over 200,000 merchants. In an effort to enhance their offering to the existing merchant base and to their partner acquiring banks, FCC is bringing a new product to market. This product allows the cardholder to conduct the transaction in the currency of origin. In order to provide real time currency conversion quotes, the point of sale (POS) device must send a currency transaction request to the client's host.

         FCC has engaged Rahaxi Processing Oy (the Registrant's wholly owned subsidiary) to be the processor for all transactions conducted in currency of origin. When a POS device sitting at a merchant location in France, is conducting a transaction for a cardholder with a card issued in the US, that cardholder may request the transaction to be conducted in US currency. At that time the terminal will switch to Rahaxi Processing Oy, and Rahaxi Processing Oy will provide the currency conversion data, which in turn is retrieved from the clients host, once the rates are presented to the POS and accepted, then the authorization request is the routed to Rahaxi Processing Oy to be switched to the card schemes.

         Rahaxi Processing Oy will provide transaction gateway services and settlement with the participating banking institutions. The described process brings an excellent terminal base to Rahaxi Processing Oy and the consequent transaction volumes.

         The project is to be ready and in production by early 2005, and the first countries are France, Germany and the Netherlands. Future rollouts include Italy, The UK, and Switzerland

(9)      Enhanced Transactional Secure Server
         ------------------------------------

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

(c)      TECHNICAL INFRASTRUCTURE.

         For the Registrant to derive revenue outside of its Finnish operations, the Registrant first had to perform a major hardware and software upgrade at Rahaxi Processing Oy, as Rahaxi Processing Oy is the core operating system of the Registrant's products. This upgrade was completed in December 2003, and evolved the Registrant's business critical systems to the latest Hewlett-Packard ("HP") NonStop servers and BASE24 e-payment processing software. HP NonStop servers are estimated to run approximately 95% of the world's secure transactions, making the NonStop platform the backbone for the world's most demanding and critical environments and offering the Registrant a secure, continuously available processing platform. A vastly scalable platform, HP NonStop provides the Registrant with the ability to achieve an adaptive enterprise by enabling it to respond quickly and easily to changing business needs, such as managing the expected growing number of transactions and the need for increased capacity.

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

         Rahaxi Processing Oy is the only independent payment service provider in the country and the only provider of an online service. Terminals operated by the Finnish banks, however, are operated in an offline mode.

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

(f)      STRATEGIC ADVANTAGES.

         Rahaxi is currently underutilized and has strong growth potential. The Registrant's focus can readily be redirected from "card present" domestic processing to Pan-European eCommerce merchant processing. The following facts attest to Rahaxi's tremendous future growth potential:

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

(g)      OPPORTUNITY.

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

(h)      RIGHTS AND LICENSES.

        The Registrant processing system relies on a combination of license agreements, contractual provisions and confidentiality agreements purchased from third party software vendors, such as licenses from ACI Worldwide, HP Invent, Fujitsu and Hypercom. The Registrant distributes its processing system products under those software and hardware license agreements that typically grant customers nonexclusive licenses to use the products. Use of the software products is usually restricted to designated computers and POS devices at specified locations and is subject to terms and conditions prohibiting unauthorized reproduction or transfer. Despite these precautions, there can be no assurance that misappropriation of the Registrant's software and hardware products will not occur.

(i)      RESEARCH AND DEVELOPMENT.

         The Registrant's long-term growth strategy requires continued development of new processing products. The Registrant believes that the timely development of new applications and enhancements is essential to maintain its competitive position in the market. The Registrant works closely with its customers to design systems and processes that meet their planned technical and production requirements. The Registrant's product development efforts focus on new products and improved versions of existing products. The Registrant works closely with its customers and vendors to develop new products.

         The Registrant invested in excess of $1 million for fiscal 2004, against $44,000 for fiscal 2003. Key activities during fiscal 2004 included the upgrade of its BASE24 system form version 5.3 to version 6, the development of its EMV application, and the installation of the latest HP Non Stop Server.

(j)      CUSTOMERS.

         The Registrant has approximately 1,000 customers. A significant percentage of the Registrant's revenue for the third quarter of fiscal 2004, and for the first nine months of fiscal 2004, has been derived from a limited number of the Registrant's customers, primarily Finnish customers for the Registrant's transaction processing products. Approximately 55% of the Registrant's total revenue for the year ended June 30, 2004 was attributable to the Registrant's ten largest customers, with the company's two largest customers accounted for approximately 13% and 11% of its sales for the year ended June 30, 2004.

(k)      SOURCE AND SUPPLIERS.

         The Registrant's processing system activities consist primarily of assembling various commercial and proprietary components into finished processing systems in Helsinki, Finland. The Registrant uses numerous vendors to supply hardware and software components and modules for the production and support of its payment processing products. Although the Registrant makes reasonable efforts to assure that components and modules are available from multiple qualified suppliers, this is not always possible; accordingly, some key modules and components may be obtained only from a single supplier or a limited group of suppliers. The Registrant has sought, and will continue to seek, to minimize the risk of production and service interruptions by constantly improving its relationship with key suppliers and monitoring the financial stability of those key suppliers. The Registrant's key suppliers include:

         ACI Worldwide - BASE24 Software License
         Altamedius - GSM and eWallet Enhancements
         Bitwise - XML Conversion
         DioneSystek - Terminal Manufacturer
         Fujitsu - Multi-Banking Link Software
         HP Invent - Hardware Systems
         Hypercom - POS Manufacturer InterMart Corporation - Hybrid Card Based Solutions
         Sonera - X.25 and Telecom Lines
         TietoEnator - Hardware Housing

(l)      EMPLOYEES.

         As of June 30, 2004, the Registrant had in its employment 16 people on a full-time basis, as well as several consultants in various specialties. Of the total, 3 are senior management, 3 in finance and accounting, 4 in software development, 1 in project management, 2 in office administration, and 3 in sales and marketing.

(m)      MISCELLANEOUS.

     There is no need for any government approval of principal products of the Registrant. There are no existing or probable governmental regulations on the business of the Registrant. There are no compliance issues with any environmental laws in connection with the Registrant's business.

ITEM 2.  DESCRIPTION OF PROPERTY.

OFFICES.

         The Registrant leases a 2,700 square foot office at Calle Fantino Falco #24 Edificio J. Baez, Ensanche Naco, Santo Domingo, Dominican Republic. This lease expired in June 2004, and this property is now leased on a month-to-month basis for $1,175 per month. The Registrant also leases on a month-to-month basis office space in Helsinki, Finland ($1,700 per month), and in Dublin, Ireland ($1,500 per month). The Registrant plans to enter into long-term leases as appropriate as its business plan is implemented. The Registrant also has office space in Geneva, Switzerland that is being provided at no cost to the company by Carl Hessel, one of the directors. All these offices are currently adequate for the needs of the Registrant.

FURNITURE AND EQUIPMENT, LEASEHOLD IMPROVEMENTS, AND COMPUTERS.

         The furniture and equipment, leasehold improvements and computers owned by the Registrant are recorded at their acquisition cost and are depreciated using the straight-line and declining method. These equipment is required for the day-to-day running of the business in its Dominican Republic and Finland offices, which is currently valued at $44,110 and $50,187, respectively, as of June 30, 2004 and 2003.

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

         In May 2003, Mr. Johnston filed an unverified first amended cross-complaint alleging breach of contract and fraud in connection with legal fees allegedly owed to Mr. Johnston. The Registrant has filed an answer to that cross-complaint.

         In August 2004, Mr. Johnston and his then attorney were sanctioned $5,000 for abuses of the discovery process.

         The Registrant filed a motion for terminating sanctions against Mr. Johnston, based on his alleged abuse of the discovery process. A hearing on this motion was held on October 26, 2004. At that hearing, Judge Chirlin granted the Registrant's motion for terminating sanctions, which resulted in the dismissal of Mr. Johnston's cross-complaint with prejudice and granting the Registrant's motion for a $100,000 judgment against Mr. Johnson.
This ruling could still be appealed, but the Registrant is unaware of any appeal.

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

         On or about March 19,2004, the parties filed a stipulation of dismissal of the case with prejudice. Under the terms of the settlement agreement, Plaintiffs returned 15,400,000 Registrant shares previously issued to them (14,400,000 by Paul Egan and 1,000,000 by the Registrant) and all parties exchanged full mutual releases of all claims, cross-claims and counterclaims with prejudice. There are no remaining contingent liabilities related to that lawsuit.

SPORTINGHET PLC V. FREESTAR TECHNOLOGY CORPORATION.

         On May 7, 2004, Sportingbet, PLC filed a complaint against the Registrant in the Clark County Nevada Superior Court. The complaint alleges, among other things, that the Registrant breached a settlement agreement and debt guarantee. Sportingbet has alleged damages in excess of $10,000, to be proven at trial. Sportingbet also sought immediate possession of 7,100,592 Registrant shares under a payment guarantee and stock pledge agreement.

         On June 14,2004, the Registrant filed an answer and counterclaim seeking damages in excess of $1,400,000.

         Management believes the Registrant has meritorious claims and defenses to Sportingbet's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

DIAMOND CLUB OF AMERICA, INC. V. FREESTAR TECHNOLOGY CORPORATION.

         On April 6, 2004, Diamond Club of America, Inc. filed a complaint against the Registrant in the Suffolk County New York Supreme Court. The complaint alleges, among other things, that the Registrant owes Diamond Club $35,410.45 pursuant to an agreement between Diamond Club and TransAxis, Inc. or a predecessor company of TransAxis, Inc. The Registrant, in turn, asserts that as a minority stockholder in TransAxis it is not responsible for the debts of that company.

         Management believes the Registrant has meritorious claims and defenses to Diamond Club's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

SHELLY SINGHAL V. FREESTAR TECHNOLOGY CORPORATION.

         On August 24, 2004, Shelly Singhal, a former investment banker for the Registrant, filed a lawsuit in the Clark County Nevada Superior Court for breach of contract, breach of covenant of fair dealing, civil conspiracy and specific performance. The banker claims that he is entitled to a fee for services of 10,000,000 unrestricted shares of the Registrant's common stock. On October 20, 2004, Mr. Singhal sought summary judgment on his complaint. That motion was denied in its entirety.

         Management believes the Company has meritorious claims and defenses to Mr. Singhal's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION.

         In January 2003, the Registrant was advised by the staff of the Denver office of the Securities and Exchange Commission ("SEC") that it had initiated an informal, non-public inquiry. Since that time, the staff has sought and received production of documents and testimony relating to certain financing transactions entered into by the Registrant, issuance of its stock in compliance with the registration provisions, facts stated in press releases and reports filed with the Commission concerning, among other things, the Registrant's assets, operations, financial condition, anticipated revenue and strategic initiatives.

         In July 2003, the Registrant learned that the SEC had issued a formal order of investigation. There is a risk that an enforcement proceeding will be recommended by the staff of the Commission as a result of this formal investigation. Enforcement proceedings could include allegations by the SEC that the Registrant violated the anti-fraud, registration and books and records provisions of federal securities laws, and the rules thereunder. However, it cannot be predicted with certainty what the nature of such enforcement proceeding would be, the type of sanctions that might be sought, or what the likelihood would be of reaching a settlement. The Registrant has been and expects to continue to cooperate with the ongoing SEC investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 2004

                                                             High        Low
                                                             -----       ----
Quarter Ended June 30, 2004                                  0.19        0.067
Quarter Ended March 31, 2004                                 0.285       0.14
Quarter Ended December 31, 2003                              0.236       0.04
Quarter Ended September 30, 2003                             0.085       0.03

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 2003

                                                             High        Low
                                                             -----       ----
Quarter Ended June 30, 2003                                  0.23        0.08
Quarter Ended March 31, 2003                                 0.20        0.10
Quarter Ended December 31, 2002                              0.11        0.04
Quarter Ended September 30, 2002                             0.12        0.05

HOLDERS OF COMMON EQUITY.

         As  of  October  4,  2004,  the  Registrant   had   approximately   247
shareholders of record of its common stock.

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

SALES OF UNREGISTERED SECURITIES.

         The Registrant made the following sales of unregistered (restricted) securities during the fourth quarter of the fiscal year ended on June 30, 2004:

            (a) In April 2004, the Registrant issued 1,000,000 restricted shares of common stock with a fair value of $190,000 ($0.19 per share) to an employee for services to be performed through April 2005. The Registrant recorded the amount of $45,288 as non-cash compensation and increased deferred compensation by the amount of $144,712.

         (a) On April 29, 2004, the Registrant issued 300,000 shares of common stock to a law firm for legal services rendered to the company, valued at $30,000 ($0.10 per share).

         (b) On May 4, 2004, the Registrant issued 10,000,000 shares of common stock in connection with an Asset Purchase Agreement entered into with Unipay, Inc. and Unicomp, Inc., sole shareholder of Unipay. On June 14, 2004, the Registrant informed the seller that due to the failures of these parties to perform as required under the Agreement, including blocking access to the North Carolina premises, preventing transfer of assets, and failing to deliver business  and other  documents,  the purchase  transaction  is  terminated.  The
Registrant paid $25,000 in connection with the Agreement and issued the 10,000,000 restricted shares; the company expects to recover the 10,000,000 shares and will cancel them upon receipt.

         (c) On June 11, 2004, the Registrant issued 10,000,000 shares of common stock to Margaux Investment Management Group S.A. in connection with consulting services rendered to the company, valued at $500,000 ($0.05 per share).

         (d) On June 29, 2004, the Registrant issued 5,000,000 shares of common stock to one individual for consulting services to be performed for the company, valued at $350,000 ($0.07 per share).

         No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of financial condition and results of operations of the Registrant is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States

OVERVIEW.

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

         The Registrant intends to increase its operations from its core payment processing products, which include: (1)Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Sale of Point of Sale Solutions: sales of Point of Sale terminals as well as integrated cash register systems; (3) transaction fees stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion credit card services to merchants and acquiring banks (the company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and
(6) Consulting Fees: consulting services provided to financial institutions and merchants. The Registrant's revenue for the 12 months ended June 30, 2004 was primarily generated from the transaction fees through its Finland operations.

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

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE TWELVE MONTHS ENDED JUNE 30, 2003.

(a)      REVENUE.

         The Registrant had revenue of $1,333,826 for the twelve months ended June 30, 2004 compared to revenue of $563,832 during the twelve months ended June 30, 2003, an increase of $769,994, or approximately 136%. The increased revenue is mainly due to the revenue derived as a result of the acquisition of Rahaxi Processing Oy. The Registrant did not own Rahaxi Processing Oy. during the entire comparable period in the prior year.

         The majority of the Registrants revenue for the twelve months ended June 30, 2004 was from indirect merchant services, where revenue is generated on services primarily priced on a specified amount per transaction. The Registrant believes that for fiscal 2005 it will also derive revenue from direct merchant services which revenue is generated on services primarily priced as a percentage of the transaction value.

         During the twelve months ended June 30, 2004, revenue was primarily generated from its customers in Finland. The Registrant expects to derive a significant portion of its expected revenue for fiscal 2005 from customers outside of Finland with the introduction of its new Dynamic Currency Conversion services and its cross border acquiring activities

         The Registrant believes that the concentration on revenue from indirect merchant services will be diluted in fiscal 2005 as the company introduces new products and services, such as the sale of Point of Sale terminals and transaction management services it provides for a private label card issuers,

         The Registrant expects revenue levels to increase throughout the next twelve months as the company continues to roll out its service offerings; however, there can be no guarantee that our product will be accepted in the marketplace or that our sales effort will be successful. Please see "Factors That May Affect Operating Results."

(b)      COST OF REVENUE.

         Cost of revenue was $1,227,915 for the twelve months ended June 30, 2004 compared to $490,387 for the twelve months ended June 30, 2003, an increase of $737,528 or approximately 150%. Cost of revenue increased in the current year compared to the prior year because the Registrant generated revenue and incurred the costs of revenue during only six of the twelve months ended June 30, 2003 compared to the entire twelve month period ended June 30, 2004. The Registrant's Rahaxi subsidiary also upgraded its processing platform during the twelve months ended June 30, 2004, and this resulted in increased costs.

         Cost of revenue can be expected to increase in the coming twelve months if the company continues its current trend of increasing sales. The Registrant also intends to expand its service offering, and its business mix will necessarily change; for this reason, gross margin as a percent of sales may not remain constant.

(c)      NON-CASH COMPENSATION.

         During the year ended June 30, 2004, the Registrant recorded $4,765,365 in non-cash compensation, which was a decrease of $3,839,703, or approximately 45%, compared to $8,605,068 in non-cash compensation recorded during the year ended June 30, 2003. The primary components of the decrease were fewer shares and options issued as compensation to consultants, as well as a decrease in the number of shares issued as compensation to officers and directors.

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

(d)      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

         Selling, general and administrative expenses ("SG&A") were $2,366,195 for the year ended June 30, 2004, an increase of $685,526, or approximately 41%, compared to $1,680,669 for the year ended June 30, 2003. During the twelve months ended June 30, 2004, the primary components of SG&A were: depreciation and amortization of approximately $530,000 as the Registrant upgraded its processing platform and continued to add to its infrastructure; payroll expenses of approximately $417,000; legal and accounting fees of approximately $330,000, primarily due to ongoing litigation, as well as the Rahaxi acquisition and as other potential acquisition due diligence; cash paid for consulting fees of approximately $349,000; travel and entertainment costs of approximately $222,000 due to the focus on its Finland subsidiary and the Finnish market; facilities expense (rent, telephone, utilities, and building maintenance) of approximately $142,000; merchant services of approximately $63,000 as the Registrant continued to roll out its services in the European market; and investor relations expenses of approximately $46,000.

         The rate of future SG&A will largely depend on the pace of the Registrant's growth in the market for payment processing products and upon the cost of outside services and professional fees, including legal fees relating to litigation and acquisitions. The company fully expects these costs to increase as it continues its expected rollout of product offerings. In addition, selling expenses will continue to increase due to increased focus on obtaining new customers. The Registrant intends to focus additional resources in the areas of sales personnel salaries, trade show participation, and other promotional expenses. In addition, the Registrant may pursue further acquisitions in order to facilitate its growth and exploit market opportunities, which would further drive up legal and accounting fees, payroll, and travel costs.

(e)      LOSS ON INVESTMENT

         Loss on investment was $100,000 for the year ended June 30, 2004, compared to $0 for the year ended June 30, 2003.

         During the twelve months ended June 30, 2004, the Registrant advanced cash in the amount of $25,000 to Unipay, Inc., a potential acquisition target. In June 2004, the Registrant made the decision not to pursue Unipay, Inc. as an acquisition candidate and wrote-off the $25,000 advance to loss on investment in the consolidated statement of operations for the twelve months ended June, 2004.

         On June 17, 2004, the Registrant terminated the TransAxis acquisition agreement and wrote-off a Note Receivable from TransAxis, Inc. in the amount of $75,000 as loss on investment in the consolidated statement of operations for the twelve months ended June 30, 2004.

(f)      GAIN ON SETTLEMENT

         Gain on settlement was $825,459 for the year ended June 30, 2004, compared to $0 for the year ended June 30, 2003.

         In  December  2002,  a lender  group  exercised  their  rights  against
14,400,000 shares pledged by the president of the Registrant in full satisfaction of outstanding notes payable to this lender group of $637,000, interest payable of $18,569, and accrued penalties of $24,300 totaling $679,869.

         In March 2004, this lender group entered into a settlement agreement with the Registrant (see "Legal Proceedings"). As part of the settlement, this lender group returned the 14,400,000 pledged shares to the president of the company and the company is relieved from any other indebtedness to this lender group. Prior to this settlement, the Registrant considered the notes payable of $679,869 and related interest of $47,590 totaling $727,459 payable to the president related to the his 14,400,000 shares given to this lender group.

         In addition, this lender group returned 1,000,000 shares to the Registrant that was issued to this lender group as collateral for borrowings in June 2002. The Registrant recorded an additional gain on legal settlement at cost based on the date of the issuance, or $98,000.

         Thus, the Registrant recognized a gain on the settlement of the vFinance lawsuit of $825,459 during the twelve months ended June 30, 2004, and had no such gain during the comparable periods of the prior year.

(g)      INTEREST EXPENSE.

         The Registrant recognized net interest expense of $35,083 during the twelve months ended June 30, 2004, a decrease of $363,808 or approximately 91%, compared to interest expense of $398,891 for the twelve months ended June 30, 2003. The reason for this decrease is lower borrowings during the year ended June 30, 2004. The Registrant had outstanding convertible debentures of approximately $600,000 during the year ended June 30, 2003 that were settled with common stock personally owned by the president of the company. The Registrant recorded a liability to its president in the amount of $679,869 and accrued interest on this amount at the rate of 7% per annum in 2003. This liability was eliminated during the twelve months ended June 30, 2004, pursuant to the vFinance settlement agreement. Also, during the twelve months ended June 30, 2004, the company had reduced balances due to related parties for amounts advanced to the Registrant. In addition, during the twelve months ended June 30, 2003, interest expense included substantially higher interest charges for the convertible debentures, including amortization of an amount attributable to the beneficial conversion feature of those instruments.

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

(h)      MISCELLANEOUS.

         The Registrant recorded no miscellaneous income and expense during the twelve months ended June 30, 2004 compared to miscellaneous income of $68,404 during the comparable period of 2003. The Registrant received a non-refundable deposit of $50,000 during the twelve months ended June 30, 2003 (in connection with an informal agreement to enter into an alliance agreement, which was never finalized), and had no such transaction during the comparable period of 2004.

         The Registrant does not anticipate material increases in miscellaneous income or expense in the coming twelve months.

(i)      NET LOSS.

         For the reasons stated above, the Registrant recorded a net loss of $6,335,273 for the twelve months ended June 30, 2004, an improvement of $5,107,106 or approximately 45% compared to the net loss of $11,442,379 realized during the twelve months ended June 30, 2003.

         A significant percentage of the Registrant's revenue for the year ended June 30, 2004 has been derived from a limited number of the Registrant's customers, primarily Finnish customers for the Registrant's transaction processing products. Approximately 55% of the Registrant's total revenue for the year ended June 30, 2004 was attributable to the Registrant's ten largest customers, with the company's two largest customers accounted for approximately 13% and 11% of its sales for the year ended June 30, 2004. The future loss of any major customer could have a material adverse effect on the Registrant's business, financial condition and results of operations. The Registrant believes that this customer concentration may be diluted in fiscal 2005 as it pursues operations outside of Finland.

         The majority of Registrant's revenues for the year ended June 30, 2004 has been generated by its operations outside of the United States, and the Registrant's future growth rates and success are in part dependent on continued growth and success in international markets. The Registrant expects this trend to continue through the fiscal year 2005.

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

COMMITMENTS.

                                  Less Than       One to      Three to       After Five
                      Total        One Year     Three Years   Four Years       Years
                    ----------    ----------    ----------    -----------   -----------
Employment
Agreements          $  810,000    $  270,000    $  540,000      $ --         $ --
Operating Leases       620,862       206,954       413,908        --           --
                    ----------    ----------    ----------      ------        ------
   Total            $1,430,862    $  476,954    $  953,908      $ --         $ --
                    ==========    ==========    ==========      ======        ======

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

         The Registrant is also subject to the following specific factors that may affect the company's operating results:

(a)      COMPETITION.

         The market for electronic payment systems and electronic POS systems is intensely competitive and we expect competition to continue to increase. The Registrant's competitors for POS systems include VeriFone and Ingenico amongst others, and companies such as Global Payments, First Data and Euroconnex for the Registrant's electronic payment software. In addition, the companies with whom we have strategic relationships could develop products or services, which compete with the Registrant's products or services. In addition some competitors in the Registrant's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Registrant also expects to face additional competition as other established and emerging companies enter the market for electronic payment solutions. To be competitive, the Registrant believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Registrant's expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability.

(b)      TECHNOLOGICAL AND MARKET CHANGES.

         The markets in which the Registrant competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Registrant's existing products will continue to be properly positioned in the market or that the company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Registrant is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the electronic payments industry increases, it may become increasingly difficult for the company to be competitive.

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

(h)      ECONOMIC SLOWDOWN.

         The world economy in general, and the United States economy in particular have experienced a prolonged downturn for electronic payment products which the Registrant believes has adversely affected demand for its products and has made it increasingly difficult to accurately forecast future revenues. While it is seeing indications that the economic outlook is no longer deteriorating, the Registrant cannot predict the extent, timing or duration of any improvement in the economies where it sells its products. Further, the Registrant expects that its revenue during fiscal 2005 will be significantly affected by the timing and success of the introduction of new products and services during the fiscal year.

(i)      KEY PERSONNEL.

         The Registrant's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Registrant's senior management, including the company's chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the company's business and prospects.

         The Registrant intends to recruit in fiscal year 2005 employees who are skilled in e-commerce, payment, funds management, payment reconciliation, Internet and other technologies. The failure to recruit these key personnel could have a material adverse effect on the Registrant's business. As a result, the Registrant may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(g)      LITIGATION.

         As stated under Legal Proceedings, the Registrant is subject to a lawsuit and a regulatory investigation. It is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on the Registrant's business, and could negatively impact its revenues, operating margins, and net income.

LIQUIDITY AND CAPITAL RESOURCES.

         The Registrant had a working capital deficit of $972,619 as of June 30, 2004, which is an improvement of $267,773, or approximately 22%, compared to a working capital deficit of $1,240,392 as of June 30, 2003. The Registrant has needed to continually raise capital through private offerings to fund its operations.

         During the twelve months ended June 30, 2004, the Registrant sold a net of 189,400,000 shares of common stock for consideration of $2,077,300, an average price of approximately $0.012 per share. The Registrant received cash proceeds of $1,576,548 (net of direct financing costs and commissions). The unpaid portion ($500,753) is included in subscription receivable in the accompanying consolidated balance sheet as of June 30, 2004. The Registrant also sold 19,000,000 shares of common stock pursuant to the exercise of warrants and options for net proceeds of $842,000, or an average cost per share of $0.044. The Registrant received cash proceeds of $387,500 during the year ended June 30, 2004; the balance is included in subscriptions receivable in the accompanying consolidated balance sheet as of June 30, 2004.

         The Registrant recognizes the need for the infusion of cash during the next twelve months. The Registrant is pursuing various financing options. The company relies heavily upon the market liquidity of its stock as traded on the Over the Counter Bulletin Board for its ability to raise funds, for its ability to consummate acquisitions, and for the use of non-cash compensation for many of the company's consultants. Should the Registrant experience a weakening in the market for its common stock, both its short-term liquidity and its ability to achieve its long-term strategy could be adversely affected.

         Thus, the Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The
Registrant estimates that it will need to raise approximately $5,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the company's business plan. The notes to the audited consolidated financial statements contained in this Form 10-KSB for the year ended June 30, 2004, include substantial doubt paragraphs regarding the company's ability to continue as a going concern.

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

CERTAIN INDEBTEDNESS.

         (a) The Registrant's president and a shareholder, Paul Egan, has advanced funds to the company for its operations. These amounts include advances of $0 and accrued interest of $22,658 at June 30, 2004, and advances of $240,389 and accrued interest of $50,853 at June 30, 2003.

         The Registrant's chief financial officer and a shareholder, Ciaran Egan, has advanced funds to the company for its operations. These amounts include advances of $30,000 and accrued interest of $178 at June 30, 2004. There were no such advances or accrued interest by Ciaran Egan at June 30, 2003.

         The Registrant expects to repay these amounts as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

         (b) The Registrant had an unsecured note payable with Banc Nacional de Credito, a Dominican Republic bank, of $0 and $5,091 at June 30, 2004 and 2003, respectively. The note carried an interest rate of 48% and was paid in full during the twelve months ended June 30, 2004.

         (c) On March 25, 2002, the Registrant entered into financing agreements with Boat Basin Investors LLC and Papell Holdings, Ltd. Under the terms of the agreements, the Registrant issued 8% convertible notes payable to these two parties, in the amounts of $70,000 and $200,000. These convertible notes matured on March 1, 2003 and were collateralized by 4,000,000 restricted shares of common stock pledged by the majority stockholder. The notes were convertible after 61 days into common stock at the lower of 80% of the average closing bid price at the conversion date. If the Registrant, at any time while these notes are outstanding, does any of the following, (a) pay stock dividend or any form of distributions on common shares, (b) subdivide outstanding shares of the common stock into a larger number of shares, (c) combine outstanding shares of the common stock into smaller number of shares, or (d) issue by reclassification of shares of common stock any shares of capital stock of the Registrant, the conversion price shall be revised per a pre- defined formula. During the period ended June 30, 2002, none of the principal amount was converted to common stock. The interest is payable on the earlier of the conversion date of the notes or the maturity date with any unpaid interest at an accelerated rate of 18%. Furthermore, the Registrant was required to file a registration statement by May 25, 2002 for 200% of the number of shares the notes plus accrued interest can be converted into.

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

         (d) On June 27, 2002, the Registrant entered into a financing agreement with Papell Holdings, Ltd., Boat Basin Investors LLC, vFinance, Inc., David Stefansky, Marc Siegal and Richard Rosenblum for a total of $400,000 in convertible notes. These notes were secured by 14,400,000 shares of common stock pledged by the Registrant's president. The Registrant received $60,000 of the proceeds in June 2002 and $150,000 in the quarter ended September 30, 2002. The Registrant expensed $2,262 during the year ended June 30, 2002. The remaining $190,000 represents financing cost. The Registrant prorated the financing cost of $54,280 as of June 30, 2002 based on the cash receipts in June 2002. The remaining $135,720 was recorded as prepaid financing cost in the quarter ended September 30, 2002. The prepaid financing cost is amortized over the term of the loan (approximately one year). The Registrant recorded $47,500 for the amortization of such cost for the quarter ended September 30, 2002, and fully amortized the remaining prepaid financing cost of $140,238 during the quarter ended December 31, 2002.

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

         In December 2002, this lender group exercised their rights against the 14,400,000 shares pledged by the president of the Registrant in full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300. As of December 31, 2002, the Registrant considered the notes payable and related expenses totaling $679,869 with this lender group being paid off and has recorded a payable to the president for this amount plus accrued interest of $23,795 at June 30, 2003. The Registrant intends to issue new stock to replace such pledged shares. Prepaid financing cost and debt discounts related to this convertible debt were expensed during the quarter ended December 31, 2002.

         (e) In March 2004, this lender group entered into a settlement agreement with the Registrant regarding the debt described in (c) and (d) above. As part of the settlement, this lender group is required to return the 14,400,000 pledged shares to the president of the Registrant and the company is relieved from any other indebtedness to this lender group. Prior to this settlement, the Registrant considered the notes payable of $679,869 and related interest of $47,590 totaling $727,459 payable to the president related to the his 14,400,000 shares given to this lender group. The president of the Registrant agreed to relieve the liabilities of the company to repay $727,459 upon the execution of this settlement agreement. The Registrant recorded a gain on legal settlement of $727,459 during the year ended June 30, 2004.

         In April 2004, this lender group returned 1,000,000 shares to the Company that were issued to this lender group as collateral for borrowings in June 2002. The Company recorded an additional gain on legal settlement of $98,000 upon return of these shares.

EXCHANGE RATES

         The Registrant's operations are principally in Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso; and in Helsinki Finland under the Rahaxi subsidiary, operated in its local currency, the Euro. All assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in comprehensive income (loss). The accumulated foreign currency translation adjustment was $(9,415) at June 30, 2004 and $(18,652) at June 30, 2003.

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

FORWARD LOOKING STATEMENTS.

         The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products and its ability to protect its intellectual property. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.

         Consolidated financial statements as of and for the fiscal year ended June 30, 2004 and for the fiscal year ended June 30, 2003 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         (a) Effective on June 23, 2004, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Stonefield Josephson, Inc., was dismissed. The decision to dismiss this accountant was approved by the Registrant's board of directors. This accountant audited the Registrant's financial statements for the period of May 25, 2001 (date of inception) through June 30, 2002 and for the fiscal year ended June 30, 2003. This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the accountant's report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the period of May 25, 2001 (date of inception) through June 30, 2002 and for the fiscal year ended June 30, 2003, and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the period of May 25, 2001 (date of inception) through June 30, 2002 and for the fiscal year ended June 30, 2003, and the subsequent interim period preceding the former accountant's dismissal.

         (b) Effective on June 23, 2004, the firm of Russell Bedford Stefanou Mirchandani LLP has been engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Registrant's board of directors. During the period of May 25, 2001 (date of inception) through June 30, 2002 and for the fiscal year ended June 30, 2003, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 8A.  CONTROLS AND PROCEDURES.

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

ITEM 8B.  OTHER INFORMATION.

         None.

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

(a)      PAUL EGAN, PRESIDENT/CHIEF EXECUTIVE OFFICER/DIRECTOR.

         Mr. Egan, age 41, founded ePayLatina S.A., which developed the PaySafeNow system and was acquired by the Registrant in August 2001. Before founding ePayLatina, Mr. Egan was the vice-president of Inter-Leisure, S. A. Mr. Egan also worked with the South African firm ENGEN to oversee the new project division after their acquisition of Mobil Oil South Africa and to implement the new Registrant's construction projects and corporate identity. He studied construction management in Birmingham, England and worked for Trafalger House Construction Division on major projects in London Banking Districts. Mr. Egan attended Terenure College Dublin.

(b)      CIARAN EGAN, SECRETARY/TREASURER/CHIEF FINANCIAL OFFICER/DIRECTOR.

         Mr. Egan, age 40, joined ePayLatina S.A. in May 2001 where he took the position of vice president. Prior to that he was employed by Medipro International Recruitment based in Johannesburg, South Africa, which he joined in 1994 as managing director, with the central focus on establishing new markets in the Middle East, United Kingdom and Ireland. He was successful in obtaining and completing contracts with the Ministry of Defense and Aviation in Saudi Arabia and the United Arab Emirates. He also implemented contracts with the National Health Services in the United Kingdom as well as several private institutions in Ireland. He left that firm in 2001. Prior to that, Mr. Egan was the National Sales Director for Sellrange Ltd (Ireland). Mr. Egan graduated from Terenure College Dublin in 1982.

(c)      FIONN STAKELUM, DIRECTOR.

         Mr. Stakelum, age 34, was appointed to the board of directors of the Registrant on October 16, 2002. Mr. Stakelum is an Irish national who holds a Bachelor of Commerce Degree (Hons) with a major in Systems Analysis obtained from University College Galway in 1990. His experience includes a position as a technical support engineer for the Corel Corporation, which he held from 1994 to 1996. Mr. Stakelum's experience also includes the position of localization software engineer, also for the Corel Corporation, for the period 1996 to 1997. He moved to Lotus Inc. in 1997 and remained there until 1999, when he joined Microsoft Inc. as a lead software development engineer (a position he held until the latter part of 2001). From that time to the present, Mr. Stakelum has functioned as an independent consultant. He was previously involved in the localization of MSOffice 2000 and XP in over 20 languages.

(d)      CARL M. HESSEL, CEO, EUROPEAN OPERATIONS/DIRECTOR.

         Mr. Hessel, age 41, was appointed to the Registrant's board of directors on April 5, 2004, and currently serves as chief executive officer of European operations for the Registrant. He founded Margaux Investment Management Group in 2001, which focuses on brokerage advisory and proprietary management services to international high-net-worth investors and their intermediaries. Prior to that, Bear Stearns employed Mr. Hessel from 1997 to 2001. He was employed as a vice president at Merrill Lynch from 1996 to 1997, where he was responsible for creating a global high-net-worth wealth management platform. Mr. Hessel began his career at Goldman Sachs International in 1993 and was employed there until 1996, where he was responsible for expanding its Scandinavian ultra high-net-worth market. Mr. Hessel received his MBA from Wharton Business School, University of Pennsylvania, with a degree in Finance and Management. He has also been awarded the Marcus Wallenberg Foundation Scholarship.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

         Based solely on a review of the with respect to the fiscal year ended June 30, 2004 and subsequently, the Registrant is aware that the following reports were not timely filed: (a) a Form 3 for Carl Hessel upon his appointment to the board of directors on April 5, 2004; Form 4's to report the granting of an option covering 10,000,000 shares to Mr. Hessel and the subsequent exercising of this option; and (c) Form 4's for Heroya Investments Limited to report certain sales of common stock. All these documents have either been prepared and filed with the SEC or will be shortly. Other than these, the Registrant is not aware of any other required reports that were not timely filed with regard to the fiscal year ended June 30, 2004.

CODE OF ETHICS.

         The Registrant has not adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company; at a later time, a code of ethics may be adopted by the board of directors.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE.


                                        ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                 ---------------------------------    ---------------------------------------------------
                                                                               AWARDS                   PAYOUTS
                                                                      -------------------------   -----------------------
                                                                                    SECURITIES                  ALL
                                                         OTHER        RESTRICTED    UNDERLYING                 OTHER
Name and                                                 ANNUAL       STOCK          OPTIONS/       LTIP       COMPEN-
Principal              FISCAL     SALARY      BONUS      COMPEN-      AWARD(S)        SARS         PAYOUTS     SATION
Position (1)            YEAR       ($)         ($)       SATION($)       ($)           (#)           ($)         ($)
-------------------------------------------------------------------------------------------------------------------------
Carl M. Hessel          2004           --        --             --    $  500,000         --           --          --
Director (2)
-------------------------------------------------------------------------------------------------------------------------
Fionn Stakelum          2004     $ 39,000        --             --            --         --           --          --
Director (3)            2003     $ 36,500        --    $   385,805    $   49,000         --           --          --
-------------------------------------------------------------------------------------------------------------------------
Paul Egan               2004     $150,000        --    $   100,000            --         --           --          --
CEO/Presid./            2003     $150,000        --    $ 1,250,680    $  490,000         --           --          --
Director (4)            2002     $137,500        --    $    53,965    $1,104,800         --           --          --
-------------------------------------------------------------------------------------------------------------------------
Ciaran Egan             2004     $120,000        --    $    60,500            --         --           --          --
Sec/Treas/CFO           2003     $120,000        --    $   978,065    $  245,000         --           --          --
Director (5)            2002     $110,000        --             --    $  294,000         --           --          --
-------------------------------------------------------------------------------------------------------------------------
Dennis H. Johnston
interim CEO (6)         2002           --        --    $    60,000            --         --           --          --
-------------------------------------------------------------------------------------------------------------------------

(1) None of the other officers or directors of the Registrant over the last three years have received compensation in excess of $100,000.

(2) Carl M. Hessel was appointed to the board of directors on April 5, 2004. On June 6, 2004, Mr. Hessel was granted an option to purchase 10,000,000 shares of the Registrant's restricted stock at an exercise price of $0.05 per share. The fair value of this award was $557,696. In June 2004, Mr. Hessel exercised this option.

(3) Fionn Stakelum was appointed to the board of directors effective on October 16, 2002. Other Annual Compensation consists of 500,000 preferred stock issued as director fees with a fair value of $360,000, and the fair value of an option covering 500,000 shares of common stock totalling $25,805. The Restricted Stock Award for 2003 consists of 1,000,000 restricted shares of common stock with a fair value of $49,000 as additional director fees.

(4) Paul Egan assumed the position of president on September 15, 2001. He was issued 4,000,000 restricted shares of common stock of the Registrant on August 10, 2001 in lieu of compensation to be paid under an employment agreement between himself and the Registrant (the closing price of the Registrant's common stock on that date was

$0.049). The stock was issued to settle unpaid salaries and was not included as part of compensation. The amount for salary includes $12,500 monthly salary pursuant to employment agreement entered dated August 9, 2001. Other Annual Compensation consists of the following: (a) 2003: 1,000,000 preferred stock issued as director fees with a fair value of $720,000, the fair value of an option covering 10,000,000 shares of common stock totalling $516,130, and $14,550 in fringe benefits; (b) 2004: foregiveness of the exercise price of $100,000 for an option exercised. The Restricted Stock Award for 2003 consists of 10,000,000 restricted shares of common stock with a fair value of $490,000 as additional director fees.

(5) Ciaran Egan assumed the position of chief financial office on June 28, 2001; he later took on the additional position of secretary/treasurer on September 15, 2001. He was issued 3,000,000 restricted shares of common stock of the Registrant on August 10, 2001 in lieu of compensation to be paid under an employment agreement between himself and the Registrant (the closing price of the Registrant's common stock on that date was $0.049). The stock was issued to settle unpaid salaries and was not included as part of compensation. The amount for salary includes $10,000 monthly salary pursuant to employment agreement dated August 9, 2001. Other Annual Compensation consists of the following: (a) 2003: 1,000,000 preferred stock issued as director fees with a fair value of $720,000, and the fair value of an option covering 5,000,000 shares of common stock totalling $258,065; and (b) 2004: foregiveness of the exercise price of $50,000 for an option exercised, and $10,500 in fringe benefits. The Restricted Stock Award for 2003 consists of 5,000,000 restricted shares of common stock with a fair value of $245,000 as additional director fees.

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

INDIVIDUAL OPTION/SAR GRANTS IN FISCAL YEAR ENDED JUNE 30, 2004.



                   NUMBER OF          PERCENT OF TOTAL
                   SECURITIES         OPTIONS/SARS
                   UNDERLYING         GRANTED TO
                   OPTIONS/SARS       EMPLOYEES IN         EXERCISE OR BASE
     NAME          GRANTED (#)        FISCAL YEAR          PRICE ($/SH)          EXPIRATION DATE
     (a)               (b)                 (c)                  (d)                     (e)
-----------------------------------------------------------------------------------------------------
Carl M. Hessel
Director               10,000,000               100%        $0.05 per share          June 2014
-----------------------------------------------------------------------------------------------------

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR ENDED JUNE 30, 2004 AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                              VALUE OF
                                                                                            UNEXERCISED
                                                                 NUMBER OF SECURITIES       IN-THE-MONEY
                                                                UNDERLYING UNEXERCISED     OPTIONS/SARS AT
                                                               OPTIONS/SARS AT FY-END (#)    FY-END ($)
                    SHARES ACQUIRED ON          VALUE                EXERCISABLE/          EXERCISABLE/
NAME                   EXERCISE (#)          REALIZED($)(1)         UNEXERCISABLE          UNEXERCISABLE
       (A)                  (B)                   (C)                    (D)                    (E)
----------------------------------------------------------------------------------------------------------
Carl M. Hessel,         10,000,000             $400,000                   0                       --
Director
----------------------------------------------------------------------------------------------------------

(1) Under Item 402(d)(2) of Regulation S-B, this figure is calculated by determining the difference between the fair market value of the securities underlying the options ($0.09 per share) on the date of exercise (June 6, 2004) and the exercise price of the options on the date of exercise ($0.05).

EMPLOYMENT AGREEMENTS.

         The Registrant has entered into employment agreements with Paul Egan and Ciaran Egan. These agreements are described under "Certain Relationships and Related Transactions."

OTHER COMPENSATION.

         All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Registrant. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan which provides for such payment, except that the Registrant has a stock incentive plan that includes employees, and a total of options covering a total of 43,500,000 shares of common stock have been granted under this plan to date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding the beneficial ownership of shares of the Common Stock as of October 4, 2004 (479,224,252 issued and outstanding; also, there is outstanding 1,000,000 shares of Series A preferred stock, each share of which is convertible into

12 shares of common stock upon the attainment of certain financial goals by the Registrant (which have not occurred), and 2,500,000 shares of Series B preferred stock, each share of which is currently convertible into 12 shares of common stock) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding stock; and (ii) all directors, executive officers, and key employees of the Registrant, individually and as a group:

----------------------  -----------------------------  ---------------------------------  ------------------------
    Common Stock        Carl M. Hessel, 9 Rue de
                           Commerce, P.O. Box                 85,000,000 (3)                   15.65%
                         5837CH-1211 Geneva 11
                            Switzerland 1211
----------------------  -----------------------------  ---------------------------------  ------------------------
    Common Stock           Heroya Investments
                         Limited, Suite 52 & 53               46,750,960 (4)                    9.75%
                        Victoria House, 26 Main
                       Street, POB 399, Gibraltar
----------------------  -----------------------------  ---------------------------------  ------------------------
                        Paul Egan, Calle Fantino
    Common Stock               Falco, J.A. Baez               46,000,000 (5)                    9.36%
                           Building, 2nd Floor,
                        Santo Domingo, Dominican
                                Republic
----------------------  -----------------------------  ---------------------------------  ------------------------
                           Ciaran Egan, Calle
                        Fantino Falco, J.A. Baez
    Common Stock          Building, 2nd Floor,                26,000,000 (6)                    5.29%
                        Santo Domingo, Dominican
                                Republic
----------------------  -----------------------------  ---------------------------------  ------------------------
                         Fionn Stakelum, Calle
                        Fantino Falco, J.A. Baez               7,000,000 (7)                    1.44%
    Common Stock          Building, 2nd Floor,
                        Santo Domingo, Dominican
                                Republic
----------------------  -----------------------------  ---------------------------------  ------------------------
                        Shares of all directors,
                        executive officers, and
    Common Stock        key employees as a group             164,000,000                       34.22%
                              (4 persons)
----------------------  -----------------------------  ---------------------------------  ------------------------

----------------------  -----------------------------  ---------------------------------  ------------------------
 Series A Preferred     Paul Egan, Calle Fantino
        Stock               Falco, J.A. Baez                   1,000,000                      100.00%
                          Building, 2nd Floor,
                        Santo Domingo, Dominican
                                Republic
----------------------  -----------------------------  ---------------------------------  ------------------------

(1) Other than as set forth below, none of these security holders has the right to acquire any amount of common stock within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) The percentage amount for all these shareholders, except for Heroya Investments Limited and Carl Hessel, is calculated by adding the conversion amount of the Series B preferred shares owned by them to the issued and outstanding shares as of August 15, 2004.

(3) 75,000,000 of the shares are held in the name of Margaux Investment Management Group, S.A., which is controlled by Mr. Hessel, its president.

(4) Heroya Investments Limited is controlled by Canis Nominees Limited, which is controlled by Hans Turitz, Tony Harrell and Lars Erik Benson.

(5) Out of the total shares owned, 12,000,000 consist of shares which would result from the conversion of 1,000,000 shares of Series B preferred stock, which Mr. Egan has the right to acquire within 60 days. 1,000,000 Series A preferred stock are not included since they are not convertible until the Registrant attains certain financial goals, which have not been achieved.

(6) Out of the total shares owned, 12,000,000 consist of shares which would result from the conversion of 1,000,000 shares of Series B preferred stock, which Mr. Egan has the right to acquire within 60 days.

(7) Out of the total shares owned, 6,000,000 consist of shares which would result from the conversion of 500,000 shares of Series B preferred stock, which Mr. Stakelum has the right to acquire within 60 days.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         The Registrant has adopted two equity compensation plans (neither of which have been approved by the company's shareholders):

(a)      NON-EMPLOYEE DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN.

         On October 25, 2001, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the company adopted Amendment No. 3 to this plan on April 7, 2004). The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 60,000,000 shares of common stock have been registered under this plan as a result of Form S-8's filed with the SEC. Through June 30, 2004, the Registrant had issued 58,050,000 shares of common stock under this plan; therefore, 1,950,000 shares of common stock remain to be issued under this plan as of June 30, 2004.

(b)      STOCK INCENTIVE PLAN.

         On October 25, 2001, the Registrant adopted a Stock Incentive Plan (the company adopted Amendment No. 2 to this plan on May 25, 2003). This plan is intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 50,000,000 shares of common stock have been registered under this plan under Form S-8's filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through June 30, 2004, the Registrant had granted options covering 43,500,000 shares of common stock under this plan; therefore, 6,500,000 shares of common stock remain to be issued under this plan as of June 30, 2004.

                                 EQUITY COMPENSATION PLAN INFORMATION
-----------------------------------------------------------------------------------------------------
                                                                               NUMBER OF SECURITIES
                                                                              REMAINING AVAILABLE FOR
                                                                               FUTURE ISSUANCE UNDER
                           NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE      EQUITY COMPENSATION
                           BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                           OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY              WARRANTS AND RIGHTS         WARRANTS AND RIGHTS           COLUMN (a))
                                     (a)                      (b)                       (c)
-----------------------------------------------------------------------------------------------------
Equity compensation                   0                        0                         0
plans approved by
security holders
-----------------------------------------------------------------------------------------------------
                                      0                        0                  Director's and
Equity compensation                                                             Consultant's Plan:
plans not approved by                                                          1,950,000; Incentive
security holders                                                                 Plan: 6,500,000
-----------------------------------------------------------------------------------------------------
Total                                 0                        0                  Director's and
                                                                                Consultant's Plan:
                                                                               1,950,000; Incentive
                                                                                 Plan: 6,500,000
-----------------------------------------------------------------------------------------------------

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

         (a) On August 9, 2001, the Registrant entered into an employment agreement with Paul Egan for the positions of chief executive officer and a director (see Exhibit 10.1 to this Form 10-KSB). This agreement has a term of three years with a salary of $150,000 per year. This salary is to be reviewed by the board of directors not less frequently than annually, and may be adjusted in the sole discretion of the board of directors, but in no event will the salary be less than $12,500 per month. Under this agreement, Mr. Egan is permitted to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans of the Registrant that may be in effect from time to time, to the extent that he is eligible under the terms of those plans.

         On August 9, 2004, the Registrant entered into an addendum to this employment agreement such that the agreement was extended for three years to August 9, 2007 (see Exhibit 10.4 to this Form 10-KSB). The Registrant and Paul Egan agreed that a remuneration review would take place on or before December 31, 2004.

         (b) On August 9, 2001, the Registrant entered into an employment agreement with Ciaran Egan for the positions of chief financial officer and a director (see Exhibit 10.2 to this Form 10-KSB). This agreement has a term of three years with a salary of $120,000 per year. This salary is to be reviewed by the board of directors not less frequently than annually, and may be adjusted in the sole discretion of the board of directors, but in no event will the salary be less than $10,000 per month. Under this agreement, Mr. Egan is permitted to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans of the Registrant that may be in effect from time to time, to the extent that he is eligible under the terms of those plans.

         On August 9, 2004, the Registrant entered into an addendum to this employment agreement such that the agreement was extended for three years to August 9, 2007 (see Exhibit 10.5 to this Form 10-KSB). The Registrant and Ciaran Egan agreed that a remuneration review would take place on or before December 31, 2004.

         (c) On November 22, 2002 and November 25, 2002, the Registrant issued restricted shares of common stock for directors fees, as a guarantee of accrued salaries, and (in the case of Paul Egan) to replace shares pledged as collateral as follows: (a) Paul Egan: 18,000,000; (b) Ciaran Egan: 8,000,000 shares; and
(c) Fionn Stakelum: 1,000,000 shares. On this date, the Registrant also issued restricted shares of Series B preferred stock (currently convertible into restricted shares of common stock in the Registrant at the ratio of 12 to 1 with no restrictions) as follows: (a) Paul Egan: 1,000,000 shares; (b) Ciaran Egan:
1,000,000 shares; and (c) Fionn Stakelum: 500,000 shares. Finally, on this date the Registrant granted options under its Stock Incentive Plan as follows: (a) Paul Egan: an option for 10,000,000 shares; (b) Ciaran Egan: an option for 5,000,000 shares; and (c) Fionn Stakelum: an option for 500,000 shares. These options were immediately exercised at $0.01 per share into free trading shares of common stock.

         (d) The Registrant's president and a shareholder, Paul Egan, has advanced funds to the company for its operations. These amounts include advances of $0 and accrued interest of $22,658 at June 30, 2004, and advances of $240,389 and accrued interest of $50,853 at June 30, 2003.

         The Registrant's chief financial officer and a shareholder, Ciaran Egan, has advanced funds to the company for its operations. These amounts include advances of $30,000 and accrued interest of $178 at June 30, 2004. There were no such advances or accrued interest by Ciaran Egan at June 30, 2003.

         The Registrant expects to repay these amounts as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

         (e) On August 23, 2003, the Registrant entered into a consulting agreement with Margaux Investment Management Group S.A., which is controlled by Carl Hessel its president (see Exhibit 10.3 to this Form 10-KSB). Under this consulting agreement, Margaux agreed to, among other things, _________ provide advice and counsel regarding Contractor's strategic business and marketing plans, strategy and negotiations with potential, clients/distributors, users\endusers, candidates, joint ventures, corporate partners, investors and capitalists. Under this agreement, the Registrant agreed to compensate Margaux the sum of 5,000,000 restricted shares of common stock per year for the two-year term of this agreement.

         (f) On June 6, 2004, Carl Hessel was granted an option to purchase 10,000,000 shares of the Registrant's restricted stock at an exercise price of $0.05 per share. The fair value of this award was $557,696. In June 2004, Mr. Hessel exercised this option.

         (g) The Registrant is provided office space in Geneva, Switzerland at no cost to the company by Carl Hessel, one of the directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.

         Exhibits included or incorporated by reference herein are set forth under the Exhibit Index, which follows the consolidated financial statements.

REPORTS ON FORM 8-K.

         The following reports on Form 8-K was filed during the last quarter of the fiscal year covered by this Form 10-KSB:

         (a) A Form 8-K was filed on May 20, 2004 to disclose that on May 4, 2004 the Registrant entered into an Asset Purchase Agreement with Unipay, Inc., a North Carolina corporation, and Unicomp, Inc., a Colorado corporation and sole shareholder of Unipay, whereby Registrant was to purchase all of the assets of Unipay.

         (b) A Form 8-K was filed on June 24, 2004 to disclose a change in the Registrant's certifying account, effective as of June 23, 2004.

         (c) A Form 8-K/A was filed on June 25, 2004 to disclose that after extensive discussions and following the unanimous determination of the Registrant's board of directors, the Registrant had terminated the agreement to acquire a majority of the common stock of TransAxis, Inc. effective as of June 17, 2004.

         (d) A Form 8-K/A was filed on June 25, 2004 to disclose that on June 14, 2004, the Registrant informed Unipay as its stockholder, Unicomp, due to the failures of these parties to perform as required under the Asset Purchase Agreement, including blocking access to the North Carolina premises, preventing transfer of assets, and failing to deliver business and other documents, the purchase transaction is terminated.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by Russell Bedford Stefanou Mirchandani LLP and Stonefield Josephson, Inc. (collectively, "Accountants") for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2004: $140,685; and 2003: $106,440.

AUDIT-RELATED FEES.

         The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountants that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

TAX FEES.

         The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountants for tax compliance, tax advice, and tax planning: $0.

ALL OTHER FEES.

         The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above: $0.

AUDIT COMMITTEE.

         The Registrant's audit committee consists of Paul Egan, Ciaran Egan, and Carl Hessel. The audit committee has not adopted a written charter. The Registrant's board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee; the company has been unable to secure the services of such a person but is actively seeking such a person.

         The Registrant's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case BASIS

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FREESTAR TECHNOLOGY CORPORATION

Dated: October 26, 2004                        By: /s/ Paul Egan
                                                   --------------------
                                                   Paul Egan, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                           Title                               Date
----------------------   ------------------------------------------       ----------------
/s/  Paul Egan           President/Chief Executive Officer/Director       October 26, 2004
-------------------
Paul Egan

/s/  Ciaran Egan         Secretary/Treasurer/Chief Financial Officer      October 26, 2004
-------------------      (principal financial and accounting
Ciaran Egan              officer)/Director

/s/  Fionn Stakelum      Director                                         October 26, 2004
-------------------
Fionn Stakelum

/s/  Carl M. Hessel      Director                                         October 26, 2004
-------------------
Carl M. Hessel

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          Certified Public Accountants

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

FreeStar Technology Corporation
Santo Domingo,
Dominican Republic

We have audited the accompanying consolidated balance sheet of FreeStar Technology Corporation (the "Company") as of June 30, 2004 and the related consolidated statements of losses and comprehensive income, stockholders' equity, and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 2004 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as discussed in Note 1 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred substantial losses since its inception and experiencing difficulty in generating sufficient cash flow to meet its obligations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Russell Bedford Stefanou Mirchandani LLP
---------------------------------------------
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
New York, New York
October 13, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors
FreeStar Technology Corporation
(formerly Freestar Technologies)
Santo Domingo,
Dominican Republic

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

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FreeStar Technology Corporation (formerly Freestar Technologies) as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the year ended June 30, 2003 and for the period from May 25, 2001 (inception) to June 30, 2002, in conformity with United States generally accepted accounting principles.

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

/s/ Stonefield Josephson, Inc.
------------------------------
Certified Public Accountants
Irvine, California
October 16, 2003

                         FREESTAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                 JUNE 30, 2004   JUNE 30, 2003
                                                                                 -------------   -------------
Current assets:
      Cash and cash equivalents                                                   $    206,205    $    264,423
      Accounts receivable, net of allowance for doubtful
          accounts of $33,124 and $37,854, respectively                                150,980         136,762
      Prepaid salaries to officers                                                          --         130,500
      Other current assets                                                               5,014          22,334
                                                                                  ------------    ------------

              Total current assets                                                     362,199         554,019
                                                                                  ------------    ------------
Property, plant and equipment, net of accumulated
  depreciation and amortization of $22,406 and $21,700 at
  June 30, 2004 and 2003, respectively                                                  44,110          50,187
Software, net of accumulated amortization of $298,975 and
   $231,290 at June 30, 2004 and 2003, respectively                                    802,263         358,350
Customer relationships and contracts, net of accumulated amortization
   of $158,787 and  $-0- at June 30, 2004 and 2003, respectively                     1,808,417              --
Software license, net of accumulated amortization of $166,965 and
   $124,644 at June 30, 2004 and 2003, respectively                                  1,901,558       2,594,856
Goodwill                                                                                    --       1,508,859
Other assets                                                                                --           3,162
                                                                                  ------------    ------------

                                                                                  $  4,918,547    $  5,069,433
                                                                                  ============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                                          1,281,983         760,113
      Line of Credit                                                                        --           5,091
      Deferred revenue                                                                      --          34,301
      Due to related party for converted pledged collateral                                 --         703,664
      Due to related party for advances                                                 52,836         291,242
                                                                                  ------------    ------------

              Total current liabilities                                              1,334,819       1,794,411
                                                                                  ------------    ------------

Commitments and contingencies                                                               --              --

Stockholders' equity:
      Convertible preferred stock, series A, $0.001 par value,
          1,000,000 shares authorized; 1,000,000 shares issued
          and outstanding at June 30, 2004 and 2003, respectively                        1,000           1,000
      Convertible preferred stock, series B, $0.001 par value,
          4,000,000 shares  authorized; 2,500,000 shares issued
          and outstanding at June 30, 2004 and 2003, respectively                        2,500           2,500
      Additional paid-in capital - preferred stock                                   2,229,558       2,229,558
      Common stock, $0.001 par value, 500,000,000 shares authorized;
          475,524,252 and 183,373,834 shares issued and outstanding
          at June 30, 2004 and 2003, respectively                                      475,524         182,384

                         FREESTAR TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)

                                                                                 JUNE 30, 2004   JUNE 30, 2003
                                                                                 -------------   -------------
      Additional paid-in capital - common stock                                     27,954,646      17,525,126
      Share cancellation receivable                                                 (2,584,628)             --
      Subscription receivable                                                       (1,077,693)       (270,000)
      Deferred compensation                                                         (1,396,290)       (700,693)
      Accumulated deficit                                                          (22,011,474)    (15,676,201)
      Accumulated other comprehensive gain (loss)                                       (9,415)        (18,652)
                                                                                  ------------    ------------

              Total stockholders' equity                                             3,583,728       3,275,022
                                                                                  ------------    ------------
                                                                                  $  4,918,547       5,069,433
                                                                                  ============    ============

              The accompanying notes form an integral part of these
                        consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               TWELVE MONTHS    TWELVE MONTHS
                                                   ENDED            ENDED
                                               JUNE 30, 2004    JUNE 30, 2003
                                               -------------    -------------
Revenue                                        $   1,333,826    $     563,832

Cost of revenue                                    1,227,915          490,387
                                               -------------    -------------

Gross profit                                         105,911           73,445

Non-cash compensation                              4,765,365        8,605,068
Selling, general and administrative expenses       2,366,195        1,680,669
Write-offs of credits for future
  purchases of inventory                                  --          900,000
                                               -------------    -------------

Loss from operations                              (7,025,649)     (11,112,292)

Other income (expenses):
Loss on investment                                  (100,000)              --
Gain on legal settlement                             825,459               --
Miscellaneous                                             --           68,804
Interest income (expense)                            (35,083)        (398,891)
                                               -------------    -------------

Loss before income taxes                          (6,335,273)     (11,442,379)

Income taxes                                              --               --
                                               -------------    -------------

Net Loss                                          (6,335,273)     (11,442,379)

Other comprehensive income (loss)                      9,237           33,924

                                               -------------    -------------
Comprehensive loss                             $  (6,326,036)   $ (11,408,455)
                                               =============    =============

Loss per share - basic and diluted             $       (0.02)   $       (0.10)
                                               =============    =============
Weighted average shares outstanding -
    basic and diluted                            365,773,405      109,095,770
                                               =============    =============

              The accompanying notes form an integral part of these
                        consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE TWO YEARS ENDED JUNE 30, 2004


                                                                     Preferred Stock     Additional
                                                 Series A                Series B         Paid in          Common Stock
                                           Shares       Amount      Shares     Amount     Capital       Shares        Amount
                                          ---------  ----------   ---------  ----------  ----------   ----------  -------------
Balance at June 30, 2002                  1,000,000  $    1,000                          $  432,058   43,816,557  $     42,827
Issuance of preferred stock to
   executives as director fees                                    2,500,000  $    2,500   1,797,500

Intrinsic value for beneficial
   conversion features
   of convertible notes payable

Issuance of common stock to various
   consultants and legal advisors for
   professional fees                                                                                  35,195,514        35,196

Issuance of common stock as
   directors fees                                                                                     16,000,000        16,000

Issuance of common stock to purchase
   Rahaxi Processing Oy                                                                               45,200,000        45,200

Issuance of common stock to for debt                                                                   4,000,000         4,000

Issuance of common stock for unpaid
   salaries of executives                                                                              7,000,000         7,000

Issuance of common stock for exercise
   of stock options by executives                                                                     15,500,000        15,500

Issuance of common stock for exercise
   of stock options by consultants                                                                     9,911,763         9,911

Sales of common stock to investors                                                                     5,750,000         5,750

                                         Additional     Share                                              Accumulated     Total
                                          Paid in      Cancell.      Deferred     Subscrip.   Accumulated  Other Comp. Stockholders'
                                          Capital     Receivable       Comp.     Receivable    Deficit      Inc.(Loss)     Equity
                                       ------------  ------------  ------------  ----------  -------------  ----------  ------------
Balance at June 30, 2002               $  4,904,984                  ($818,166)               ($4,233,822)   ($52,576)  $   276,305
Issuance of preferred stock to
   executives as director fees                                                                                            1,800,000

Intrinsic value for beneficial
   conversion features
   of convertible notes payable              45,005                                                                          45,005

Issuance of common stock to various
   consultants and legal advisors for
   professional fees                      2,983,548                    117,473                                            3,136,217

Issuance of common stock as
   directors fees                           768,000                                                                         784,000

Issuance of common stock to purchase
   Rahaxi Processing Oy                   3,953,900                                                                       3,999,100

Issuance of common stock to for debt        266,000                                                                         270,000

Issuance of common stock for unpaid
   salaries of executives                   336,000                                                                         343,000

Issuance of common stock for exercise
   of stock options by executives           139,500                              ($155,000)                                      --

Issuance of common stock for exercise
   of stock options by consultants          782,088                                 (5,000)                                 786,999

Sales of common stock to investors          362,250                               (100,000)                                 268,000

                         FREESTAR TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE TWO YEARS ENDED JUNE 30, 2004
                                  (continued)


                                                                      Preferred Stock    Additional
                                                 Series A                 Series B        Paid in            Common Stock
                                           Shares       Amount       Shares     Amount    Capital       Shares        Amount
                                          ---------  ----------   ---------  ----------  ----------   ----------  -------------
Issuance of common stock for exercise
   of stock options by employees                                                                       1,000,000         1,000

Fair value of warrants issued to a
   consultant

Intrinsic value of stock options issued
   to employees

Fair value of stock options issued to
   consultants

Net Loss
                                          ---------  ----------   ---------  ----------  ----------   ----------  -------------

Balance at June 30, 2003                  1,000,000       1,000   2,500,000       2,500   2,229,558  183,373,834       182,384

Sale of common stock for cash, net
   of commissions of $163,700                                                                        189,400,000       189,400

Issuance of common stock to purchase
   Rahaxi Processing Oy                                                                                8,137,000         8,137

Issuance of common stock to
   consultants and legal advisors
   for professional fees                                                                              51,630,000        51,630

Issuance of common stock for exercise
   of warrants by consultants                                                                          9,000,000         9,000

                                        Additional      Share                                              Accumulated     Total
                                         Paid in       Cancell.      Deferred     Subscrip.   Accumulated  Other Comp. Stockholders'
                                         Capital      Receivable       Comp.     Receivable    Deficit      Inc.(Loss)     Equity
                                       ------------  ------------  ------------  ----------  -------------  ----------  ------------
Issuance of common stock for exercise
   of stock options by employees              9,000                                (10,000)                                      --

Fair value of warrants issued to a
   consultant                               267,796                                                                         267,796

Intrinsic value of stock options issued
   to employees                             900,000                                                                         900,000

Fair value of stock options issued to
   consultants                            1,807,055                                                                       1,807,055

Net Loss                                                                                      (11,442,379)     33,924   (11,408,455)
                                       ------------  ------------  ------------  ----------  -------------  ----------  ------------

Balance at June 30, 2003                 17,525,126         --         700,693    (270,000)   (15,676,201)    (18,652)    3,275,022

Sale of common stock for cash, net
   of commissions of $163,700             1,887,900                               (500,753)                               1,576,548

Issuance of common stock to purchase
   Rahaxi Processing Oy                      (4,807)                                                                          3,330

Issuance of common stock to
   consultants and legal advisors
   for professional fees                  4,201,585                                                                       4,253,215

Issuance of common stock for exercise
   of warrants by consultants               333,000                                 (4,500)                                 337,500

                         FREESTAR TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE TWO YEARS ENDED JUNE 30, 2004
                                  (continued)


                                                                      Preferred Stock    Additional
                                                Series A                 Series B         Paid in            Common Stock
                                           Shares       Amount      Shares     Amount     Capital       Shares        Amount
                                          ---------  ----------   ---------  ----------  ----------   ----------  -------------
Issuance of common stock for exercise
   of options by board member                                                                         10,000,000        10,000

Fair value of warrants issued to
   consultants

Issuance of common stock to
   employees for services                                                                              2,000,000         2,000

Issuance of common stock for
   investment in TransAxis, Inc.
   (to be cancelled)                                                                                   3,200,000         3,200

Issuance of common stock for
   settlement of debt associated with
   TransAxis, Inc. (to be cancelled)                                                                   5,183,418         5,183

Issuance of common stock in error
   (to be cancelled)                                                                                   4,600,000         4,600

Issuance of common stock  for
   Unipay, Inc. acquisition
   (to be cancelled)                                                                                  10,000,000        10,000

Cancellation of shares issued as
   collateral for loan                                                                                (1,000,000)       (1,000)

Charge subscriptions receivable from
   officers and employees to compensation

                                        Additional      Share                                              Accumulated    Total
                                         Paid in       Cancell.      Deferred    Subscrip.    Accumulated  Other Comp. Stockholders'
                                         Capital      Receivable       Comp.     Receivable     Deficit     Inc.(Loss)    Equity
                                       ------------  ------------  ------------  ----------  -------------  ----------  ------------

Issuance of common stock for exercise
   of options by board member               490,000                               (450,000)                                  50,000

Fair value of warrants issued to
   consultants                              798,187                                                                         798,187

Issuance of common stock to
   employees for services                   260,000                  (190,000)                                               72,000

Issuance of common stock for
   investment in TransAxis, Inc.
   (to be cancelled)                        748,800    ($752,000)                                                               --

Issuance of common stock for
   settlement of debt associated with
   TransAxis, Inc. (to be cancelled)        673,845     (679,028)                                                               --

Issuance of common stock in error
   (to be cancelled)                        149,000     (153,600)                                                               --

Issuance of common stock  for
   Unipay, Inc. acquisition
   (to be cancelled)                        990,000    1,000,000                                                                --

Cancellation of shares issued as
   collateral for loan                     (97,000)                                                                         (98,000)

Charge subscriptions receivable from
   officers and employees to
   compensation                                                                    147,560                                  147,560

                         FREESTAR TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE TWO YEARS ENDED JUNE 30, 2004
                                  (continued)


                                                                        Preferred Stock       Additional
                                               Series A                      Series B           Paid in          Common Stock
                                           Shares       Amount        Shares       Amount       Capital       Shares        Amount
                                       ------------  ------------  ------------  ----------  -------------  ----------  ------------
Adjustment  of deferred compensation

Reclassification of par value                                                                                                   990

Loss
                                       ------------  ------------  ------------  ----------  -------------  ----------  ------------

Balance at June 30, 2004                  1,000,000  $     1,000     2,500,000   $   2,500   $  2,229,558  475,524,252  $   475,524
                                       ============  ============  ============  ==========  =============  ==========  ============

                                        Additional      Share                                              Accumulated     Total
                                         Paid in       Cancell.      Deferred     Subscrip.   Accumulated  Other Comp. Stockholders'
                                         Capital      Receivable       Comp.     Receivable     Deficit     Inc.(Loss)    Equity
                                       ------------  ------------  ------------  ----------  -------------  ----------  ------------
Adjustment  of deferred compensation                                  (505,597)                                            (505,597)

Reclassification of par value                 (990)

Loss                                                                                           (6,387,985)      9,237    (6,378,748)
                                       ------------  ------------  ------------  ----------  -------------  ----------  ------------

Balance at June 30, 2004               $ 27,954,646  ($2,584,628)  ($1,396,290) (1,077,693)  ($22,011,474)    ($9,415)  $ 3,583,728
                                       ============  ============  ============  ==========  =============  ==========  ============

             The accompanying notes form an integral part of these
                        consolidated financial statements

                        FREESTAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             TWELVE MONTHS   TWELVE MONTHS
                                                                 ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                                 2004            2003
                                                             -------------   ------------
Cash flows from operating activities:
Net loss                                                     $ (6,335,273)   $(11,442,379)
Adjustments  to  reconcile  net loss to net
  cash provided by (used  for) operating activities:
        Gain on legal settlement                                 (825,459)             --
        Depreciation and amortization                             529,897         311,556
        Bad debt                                                       --           3,149
        Non-cash compensation                                   4,765,365       8,605,068
        Amortization of financing cost on convertible
           notes payable                                               --         234,918
        Amortization of discount for beneficial conversion
           features on convertible notes payable                       --         106,752
        Impairment of credit purchase                                  --         900,000
Changes in assets and liabilities:
    (Increase) decrease in assets
        Accounts receivable                                        (6,496)         32,617
        Inventories                                                    --          64,000
        Prepaid salaries - officers                               130,500          15,000
        Prepaid expense                                                --          52,018
        Deferred revenue                                          (31,761)             --
        Other current assets                                           --         (11,933)
        Other assets                                               18,966              --
    Increase (decrease) in liabilities
        Accounts payable and accrued expenses
                                                                  576,896          63,726
        Due to shareholders
                                                                 (251,875)             --
        Payment on line of credit
                                                                   (5,091)             --
        Accrued interest - advance from related parties            18,611          50,853
                                                             ------------    ------------
           Total adjustments                                    4,919,553      10,427,724
                                                             ------------    ------------

                Net cash used in operating activities          (1,415,720)     (1,014,655)
                                                             ------------    ------------
Cash flows from investing activities:
     Purchase of fixed assets                                      (9,473)         (3,360)
     Investment in Rahaxi                                              --         (11,113)
     Purchase of software and capitalized software cost          (598,856)       (159,658)
                                                             ------------    ------------

                Net cash used in investing activities            (608,329)       (174,131)
                                                             ------------    ------------
Cash flows from financing activities:
     Principal proceeds from line of credit agreement                  --          (6,063)
     Repayment on overdraft                                            --          (9,578)
     Proceeds from issuance of notes payable                           --         350,000
     Proceeds from sale of common stock                         1,576,547         730,000
     Proceeds from exercise of stock options/warrants             387,500         415,000
     Advances (repayments) from related party, net                     --          54,531
                                                             -------------   ------------

                Net cash provided by financing activities       1,964,047       1,533,890
                                                             -------------   ------------

Net increase (decrease) in cash and cash equivalents              (60,002)        345,104

Foreign currently translation adjustments                           1,784         (83,122)

Cash and cash equivalents, beginning of period                    264,423           2,441
                                                             -------------   ------------

Cash and cash equivalents, end of period                     $    206,205    $    264,423
                                                             =============   ============
                                       67


                         FREESTAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                            JUNE 30,        JUNE 30,
                                                                              2004           2003
                                                                         -------------   -------------

Supplemental disclosure of cash flow information:

       Interest paid                                                     $      23,795   $     30,685
                                                                         =============   =============

       Income tax paid                                                   $         --    $         --
                                                                         =============   =============

    Shares, options, and warrants issued for services                    $ 5,095,775     $  5,221,068
                                                                         =============   =============

    Shares issued as employee compensation                               $   262,000     $         --
                                                                         =============   =============

    Shares issued to acquire TransAxis, Inc. (to be cancelled)           $   752,000     $         --
                                                                         =============   =============

    Shares issued to satisfy debt of TransAxis, Inc. (to be cancelled)   $   679,028     $         --
                                                                         =============   =============

    Shares issued in connection with Unipay, Inc. acquisition            $ 1,000,000     $         --
                                                                         =============   =============

    Shares issued in error (to be cancelled)                             $   153,600     $         --
                                                                         =============   =============
    Cancellation of note payable to related party and cancellation
      of 1,000,000 shares to third party in relation to legal settlement $   825,459     $         --
                                                                         =============   =============

    Issuance of shares of preferred stock as executive compensation      $        --     $  1,800,000
                                                                         =============   =============

    Intrinsic value of options issued to executive compensation          $        --     $    800,000
                                                                         =============   =============

    Shares of common stock issued as director's fees                     $        --     $    784,000
                                                                         =============   =============


                         FREESTAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                         TWELVE MONTHS   TWELVE MONTHS
                                                                             ENDED           ENDED
                                                                            JUNE 30,        JUNE 30,
                                                                              2004            2003
                                                                         -------------   -------------
Assets acquired - adjusted                                               $         --    $   4,742,464
                                                                         =============   =============

Liabilities assumed                                                      $         --    $    (735,260)
                                                                         =============   =============

Foreign current translation adjustment                                   $         --    $      (8,204)
                                                                         =============   =============

Issuance of shares to acquire Rahaxi Procession Oy                       $         --    $   3,999,000
                                                                         =============   =============

Discount for beneficial conversion features on convertible notes payable $         --    $     106,752
                                                                         =============   =============

Issuance of 4,000,000 shares of common stock to replace shares
  a shareholder contributed for a debt conversion                        $         --    $     270,000
                                                                         =============   =============

Issuance of 7,000,000 shares of common stock for unpaid accrued
  salaries to officers and salaries for future period                    $         --    $     343,000
                                                                         =============   =============

Debt to related party incurred in relation to convertible
  notes payable and related accrued expenses paid off
  by shares owned by president of the company                            $         --    $     679,869
                                                                         =============   =============


                The accompanying notes form an integral part of
                     these consolidated financial statements

                        FREESTAR TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS ACTIVITY:

The FreeStar Technology Corporation (formerly Freestar Technologies) ("Company"), was formed on November 17, 1999 as a Nevada corporation. Its principal offices are in Santo Domingo, Dominican Republic. The Company is a provider of payment services and processing. The Company has offices in Santo Domingo, Dominican Republic; Helsinki, Finland; Dublin, Ireland; and Geneva, Switzerland.

The Registrant intends to increase revenue from its core payment processing products, which include: (1)Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Sale of Point of Sale
Solutions: sales of "Point of Sale" terminals as well as integrated cash register systems; (3) transaction fees stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion credit card services to merchants and acquiring banks (the company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and
(6) Consulting Fees: consulting services provided to financial institutions and merchants.

ACQUISITION AND CORPORATE RESTRUCTURE:

On August 10, 2001, the Company purchased all of the assets of ePayLatina, S.A., a privately held company formed in May 2001, in exchange of 1,000,000 shares of Series A convertible preferred stock in The Company. These preferred shares will convert to 12,000,000 shares of common stock over a period of three years commencing twelve months after the consummation of this transaction subject to minimum earnings criteria. As of June 30, 2004 and 2003, the Company has not met the minimum requirements of converting these shares. This acquisition was approved by the both companies' shareholders.

For accounting purposes, the acquisition was accounted for using the purchase method, with ePayLatina, S.A. as the accounting acquirer in a reverse acquisition. Therefore, the historical equity of the Company has been adjusted to reflect the conversion of ePayLatina, S.A. common stock to that of the Company. Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of ePayLatina, S.A. and include only the transactions of the Company after the acquisition. Pursuant to the terms of the Asset Purchase Agreement, by and between the Company and ePayLatina, S.A., certain Company shareholders were to receive 6,667,000 shares of FreeStar stock after the acquisition. These issued shares were later in dispute and were cancelled on April 23, 2002. The Company did not recognize goodwill or any intangible assets in connection with the transaction. While the transaction is accounted for using the purchase method of accounting, in substance the agreement is a recapitalization of the Company's capital structure.

Following the acquisition, the Company adopted ePayLatina, S.A.'s fiscal year end, June 30.

On September 24, 2002, the Company entered into an agreement to purchase privately held Rahaxi Processing Oy. ("Rahaxi", the "Rahaxi Acquisition"), a Northern European online credit card processing enterprise headquartered in Helsinki, Finland, from Heroya Investments Limited ("Heroya"). Rahaxi provides full card payment processing, transaction authorization, data capture and settlement facilities for Visa, MasterCard, American Express, Diners Club, JCB and all bank-issued domestic debit cards. Rahaxi also provides specialist value-added processing applications for fleet, fuel and loyalty card schemes. The Company currently offers a multi-currency facility to merchants in Finnish Marks, Euros and Estonian Crowns. However the systems are fully prepared to handle a variety of currencies, subject to the sponsoring bank having the required currency facilities via Visa and/or MasterCard.

The terms of the Rahaxi Acquisition were amended in December 2002, in February 2003, and a third time in June 2003. The final terms call for the Company to issue an aggregate of 53,300,000 shares of its common stock in exchange for 100% of the stock of Rahaxi.

Subsequent to its acquisition of Rahaxi, the Company has shifted its business focus on payment processing in the European market. The majority of its revenue for the years ended June 30, 2004 and 2003 was generated from processing fees through Rahaxi. The Company will continue to expand its business to other European markets outside Finland.

GOING CONCERN:

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $6,335,273 for the year ended June 30, 2004, and has an accumulated deficit of $22,011,474 as of June 30, 2004.

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

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries ePayLatina, S.A. and Rahaxi Processing Oy. The consolidation of Rahaxi Processing Oy is effective January 16, 2003. All material intercompany transactions have been eliminated upon consolidation.

REPORTING PERIOD:

The consolidated financial statements have been prepared and presented for the years ended June 30, 2004 and 2003. The Company's consolidated financial statements for the year ended June 30, 2003 includes the operations for Rahaxi Processing Oy. from January 16, 2003, the effective date of the Rahaxi acquisition.

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

CASH AND CASH EQUIVALENTS:

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company had no cash equivalents at June 30, 2004 and 2003.

ACCOUNTS RECEIVABLE:

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $33,124 and $37,854 at June 30, 2004 and 2003, respectively.

PROPERTY AND EQUIPMENT:

Property and equipment are valued at cost. Depreciation and amortization are provided over the estimated useful lives up to four years using the declining method. Leasehold improvements are amortized on a straight-line basis over the term of the lease.

The estimated service lives of property and equipment are as follows:

Computer equipment         3 - 4 years
Leasehold improvements     3 years

CAPITALIZED SOFTWARE DEVELOPMENT COSTS.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for use in our transaction processing software. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Capitalized development costs are amortized on a straight-line basis over the estimated economic lives of the products, beginning when the product is placed into service. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.

At June 30, 2004, the Company has capitalized $504,887 of costs for the development of software that has not yet been placed into service and upon which amortization has not yet begun.

Software costs also include the Enhanced Transactions Secured Software ("ETSS"), which was originally contributed by the founder and president of ePayLatina, S.A. This software is essential for the use of the Company's ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three years.

SOFTWARE LICENSE - CUSTOMER RELATIONSHIPS AND CONTRACTS:

In September 2002, the Company engaged an independent party to perform a valuation analysis in compliance with SFAS No. 141, "Accounting for Business Combinations." The Company initially allocated $2,719,500 to the BAS24 software license, which represents the fair value of purchasing the license. On March 4, 2004, the Company received the analysis of the value of the Rahaxi acquisition.

In accordance with SFAS No. 141, the Company recognized intangible assets other than goodwill in the form of customer relationships and contracts. On March 4, 2004, the Company revalued the intangible asset at $1,967,204 and the software license at $2,068,524. With the existing Rahaxi goodwill of $1,508,859, the Company re-allocated $458,345 of the costs from the software license to customer relationships and contracts.

The software license does not have an expiration date. Based on the Company's assessment, the estimated life of the software without any upgrade approximates ten year. The software license cost is amortized on a straight-line basis over a period of ten years.

The customer relationships and contracts will continue to be amortized over the same ten-year period as the license.

DEFERRED REVENUE:

Deferred revenue is recorded when estimated future processing fees were billed in advance. Deferred revenue is recognized when payment-processing fees are earned.

RESEARCH AND DEVELOPMENT:

Research, development, and engineering costs are expensed in the year incurred. These costs were $15,400 for the year ended June 30, 2004 and $44,000 for the year ended June 30, 2003.

LONG-LIVED ASSETS:

In accordance with SFAS No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. During the year ended June 30, 2004, there were no such write-offs. During the year ended June 30, 2003, the Company wrote off a credit for the future purchases of inventories in the amount of $900,000.

GOODWILL:

Beginning in fiscal year ended June 30, 2003, with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but instead tested for impairment at least annually. As of June 30, 2003, the Company performed an initial goodwill impairment review using the market capitalization approach and determined goodwill was not impaired related to the acquisition of Rahaxi. During the year ended June 30, 2004, the Company performed an analysis of the value received in the Rahaxi acquisition and re-allocated $1,967,204 of the costs from the software license to customer relationships and contracts, which included the entire amount of goodwill of $1,508,859. The Company has no goodwill on its balance sheet at June 30, 2004.

ADVERTISING:

The Company expenses advertising costs when incurred. There was no advertising expense for the years ended June 30, 2004 or June 30, 2003.

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

COMPREHENSIVE INCOME:

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of June 30, 2004 and 2003, and for the years then ended, the Company reported the foreign currency translation adjustment as other comprehensive income (loss) in the consolidated financial statements.

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

CONCENTRATIONS OF CREDIT RISK:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of sales with customers. Credit risk is generally relatively high as a result of the limited numbers of its customers since inception, which are located primarily in Dominican Republic and Finland. The Company extends credit to its customers as determined on an individual basis and has included an allowance for doubtful accounts of $33,126 and $37,854 in the June 30, 2004 and 2003 balance sheets, respectively. The Company's two largest customers accounted for approximately 13% and 7% of its sales for the year ended June 30, 2004, and 14% and 11% of its sales for the year ended June 30, 2003.

Additionally, the Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts.

SEGMENT REPORTING:

Based on management's representation, the Company operates in two business segments: the sale of its secure transaction processing PaySafe System and transaction processing fees generated by Rahaxi, its wholly-owned subsidiary.

FOREIGN CURRENCY TRANSLATION ADJUSTMENT:

The Company's operations are principally in Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso and in Helsinki Finland under the Rahaxi Processing Oy., operated in its local currency, the Euro. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $(9,415) and $(18,652) for the years ended June 30, 2004 and 2003, respectively.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123,
"Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt the fair value-based method of accounting for stock-based employee compensation under SFAS No. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the third quarter of fiscal 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                2004            2003
                           ------------    ------------
Net loss, as reported      $ (6,335,273)   $(11,442,379)
Compensation  recognized
under APB No. 25                500,000         900,000
Compensation recognized
Under SFAS 123                 (557,696)       (900,569)
                           ------------    ------------
Pro forma net loss         $ (6,392,969)   $(11,442,948)
                           ============    ============

Pro forma loss per share   $      (0.02)   $      (0.10)
                           ============    ============

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position ("FSP") No. 150-03, which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150's measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP No. 150-3; and
(iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on the aforementioned effective dates. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial condition.

In  December  2003,  the FASB  issued a revision  of SFAS No.  132,  "Employers'
Disclosures About Pensions And Other Postretirement Benefits." This pronouncement, SFAS No. 132-R, expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company's results of operations or financial condition.

Other significant recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants, and the SEC are discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, significant recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements.

(2)      BUSINESS ACQUISITIONS:

EPAYLATINA, S.A.:

On August 10, 2001, the Company purchased all of the assets of ePayLatina, S.A., a privately held company, formed in May 2001, in exchange for 1,000,000 shares of Series A convertible preferred stock in the Company. These preferred shares shall convert to 12,000,000 shares of common stock over a period of three years commencing twelve months after the consummation of this transaction subject to minimum earnings criteria. The holders of Series A convertible preferred stock are entitled to twelve votes for each share held. As of June 30, 2004 and 2003, the Company has not met the minimum requirements of converting these shares. This acquisition was approved by the both companies' shareholders.

Pursuant to the terms of the Asset Purchase Agreement, by and between the Company and ePayLatina, S.A., certain Company shareholders were to receive 6,667,000 shares of the Company stock after the acquisition. These issued shares were later in dispute and were cancelled on April 23, 2002. Since the former owners of ePayLatina took effective control after the exchange, he exchange was accounted for using the purchase method with ePayLatina, S.A. as the accounting acquirer in a reverse acquisition. Therefore, the historical equity of the Company has been adjusted to reflect the conversion of ePayLatina, S.A. common stock to that of the Company. Additionally, as a reverse acquisition, the historical operating results prior to the acquisition are those of ePayLatina, S.A. and include only the transactions of the Company after the acquisition. Following the acquisition, the Company adopted ePayLatina, S.A.'s fiscal year end, June 30.

Assets and liabilities of ePayLatina S.A. are summarized as follows immediately prior to the acquisition:

Cash and cash equivalents               $ 227,731
Accounts receivable                        10,267
Other current assets                        4,704
Software cost                             448,583
Accounts payable and accrued expenses     (23,231)
Due to shareholder                       (293,557)
                                        ---------
                                        $ 374,497

RAHAXI PROCESSING OY.:

In September 2002, the Company entered into an acquisition agreement with Heroya Investments Limited ("Heroya") for the purpose of acquiring 100% of the common stock of Rahaxi Processing Oy. The original acquisition agreement was subsequently amended in December 2002, in February 2003, and again in June 2003.

During the three months ended December 31, 2003, the Company engaged an independent firm to perform a valuation of Rahaxi. Based on the results of the valuation, the Company adjusted the allocation of the purchase price primarily pertaining to the values assigned to intangible assets and goodwill.

The final purchase price and allocation of the purchase price to the assets acquired have been adjusted as follows:

                                                                       Allocated as of
                                          June 30, 2003   Adjustments    As Adjusted
----------------------------------------  -------------   -----------    -----------
Fair market value of  FreeStar stock       $ 3,999,100                   $ 3,999,100
Cash paid to Heroya,  less cash
    received from acquisition                   10,913                        10,913
                                           -----------                   -----------
       Purchase price                      $ 4,010,013                   $ 4,010,013
Allocation of purchase price:
Accounts receivable                        $   160,208                   $   160,208
Other current assets                            10,973                        10,973
Property and equipment                          46,154                        46,154
Software                                       114,540                       114,540
Software license                             2,719,500    $  (458,345)     2,261,155
Customer relationships and contracts       $ 1,967,204      1,967,204
Accounts payable and accrued liabilities      (518,572)                     (518,572)
Deferred revenue                               (31,649)                      (31,649)
                                           -----------                   -----------
Goodwill                                     1,508,859    $(1,508,859)             0
                                           -----------                   -----------
Purchase price, net of  cash received      $ 4,010,013                   $ 4,010,013
                                           ===========                   ===========

Pro forma results of operations as if the Rahaxi Processing Oy. had been acquired at the beginning of the fiscal year are as follows:

                                         2003
                                    ------------
Revenue:
  As reported                       $    563,832
                                    ============

  Pro forma                         $  1,111,302
                                    ============

Net loss:
  As reported                       $(11,442,379)
                                    ============

  Pro forma                         $(11,590,585)
                                    ============

Basic and diluted loss per share:

  As reported                       $      (0.10)
                                    ============

  Pro forma                         $      (0.08)
                                    ============

TRANSAXIS, INC.:

On September 24, 2003, the Company entered into a stock purchase agreement with certain shareholders of TransAxis, Inc. ("TransAxis") (formerly Digital Courier Technologies, Inc.) for the acquisition of a majority of the common stock of this publicly held company ("TA Acquisition Agreement"). The terms of the acquisition provide for the Company to purchase a majority of the common stock of TransAxis, that consist of the following: (b) 373,382 shares of Company common stock issued and outstanding; and (b) the 2,916,533 shares that will be outstanding upon the conversion of $349,984 in debt of TransAxis ("Conversion Right"). The Conversion Right, which was part of a settlement agreement between Don Marshall, the former CEO of TransAxis, and TransAxis, was assigned by Mr. Marshall to the Company. In exchange the Company is to issue on a pro rata basis based on the sellers' current percentage beneficial ownership of TransAxis common stock (including the beneficial ownership of the TransAxis common stock represented by the Conversion Right) the aggregate number of shares of Company common stock which is the greater of (i) 7,000,000 shares of common stock, or
(ii) that number of shares of common stock equal to $1,260,000 divided by the average closing bid price per share of the common stock on the five days prior to the closing date.

On October 8, 2003, the parties amended the TA Acquisition Agreement. The following was amended under this document:

          (a) The Registration Rights Agreement was amended so that the Registrant is to use commercially reasonable efforts to cause a Form SB-2 registration statement covering re-sales of all of the shares of Registrant common stock to be issued to or on behalf of the Sellers at the closing to be filed with the SEC within 180 days after the closing. Thereafter, the Registrant is to use commercially reasonable efforts to have this registration statement declared effective as promptly as possible, and to keep this registration statement effective until the earlier of (i) one year following the effectiveness date or (ii) that date on which all of the common stock covered by the registration statement may be resold without further restriction pursuant to Rule 144 under the Securities Act of 1933.

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

On February 20, 2004, the parties further amended the TA Acquisition Agreement ("Amendment No. 2"). The Registrant claimed that it had identified certain accounting-related deficiencies in the books of TransAxis which predate the closing date, and that such deficiencies have and will continue to preclude TransAxis from being able to obtain audited financial statements without undue effort and expense. In order to avoid the cost of litigation and further disputes and negotiation, The Registrant and TransAxis agreed to reduce the number of shares issuable under the TA Acquisition Agreement from 25,183,418 to 3,200,000, which were actually issued. In exchange, the Registrant actually received 350,900 shares of TransAxis stock, or 43.5% of the total issued and outstanding shares of 805,000, with a right to receive an additional 22,482 lost shares of common stock and 2,916,533 shares of common stock upon the exercise of the Conversion Right. The Registrant never exercised the Conversion Right, and never controlled a majority of the common stock of TransAxis. The Company and TransAxis have rescinded the Conversion Right, effective on June 17, 2004, but the Company retains its claim for $349,984.

After extensive discussions and following the unanimous determination of The Registrant's Board of Directors, the Registrant has terminated the TA Agreement as of June 17, 2004. This decision was based on both TransAxis' and the sellers' failure to disclose material liabilities and contingencies in connection with that company, as well as their failure to comply with their obligations under the agreement. The Registrant believes that it will recover the 3,200,000 shares issued under the TA Acquisition Agreement.

On October 14, 2003, Don Marshall, the former director of TransAxis, appointed Paul Egan and Ciaran Egan, as directors of TransAxis; he then resigned as a director. On December 8, 2003, Fionn Stakelum was appointed as a director of TransAxis. As of August 24, 2004, Paul Egan, Ciaran Egan, and Fionn Stakelum resigned as directors of TransAxis.

BROWN SIMPSON SETTLEMENT:

Prior to the execution of the TA Acquisition Agreement, TransAxis had incurred a liability to Brown Simpson Partners I, Ltd. ("Brown Simpson") in the amount of approximately $1,400,000. During the three months ended December 31, 2003, the Company entered into a settlement agreement with Brown Simpson (the "Brown Simpson Settlement Agreement") whereby the Company would issue to Brown Simpson 5,183,418 shares of Company common stock and pay the amount of $10,000 in cash in return for Brown Simpson's dismissal of all its claims against the Company. These shares were issued on December 30, 2003.

In June 2004, the Company cancelled the Brown Simpson Settlement Agreement. The Company believes it will receive the 5,183,418 shares that were issued to Brown Simpson. These shares are shown as outstanding on the Company's consolidated balance sheet at June 30, 2004, and the amount of $679,028 pertaining to these shares is shown as share cancellation receivable.

UNIPAY, INC.:

On May 17, 2004, the Company announced the acquisition of Unipay, Inc.'s Smokey Mountain payment processing division in Murphy, North Carolina on May 4, 2004. This division currently processes payment transactions (via credit cards and debit cards) through many of the largest processors, and has the ability to be a direct processor with full settlement capabilities. Unipay processes client transactions using its proprietary technology, Cyber-Terminal and Universal Payment software. The Company agreed to pay $150,000 in cash and issue 10,000,000 restricted shares of common stock (valued at $1,000,000) in exchange for the assets of the division.

On June 14, 2004, the Company informed Unipay and its sole shareholder, Unicomp, Inc. that due to the failures of these parties to the purchase agreement to perform as required under this agreement, including blocking access to the North Carolina premises, preventing transfer of assets, and failing to deliver business and other documents, the purchase transaction is terminated. The Company actually paid $25,000 in connection with this agreement and issued the 10,000,000 restricted shares; the Company expects to recover the 10,000,000 shares and will cancel them upon receipt.

(3)      ACCOUNTS RECEIVABLE:

A summary is as follows:

                                        June 30,
                                    2004        2003
                                  --------   --------
Trade                             $184,104   $174,346
Allowance for doubtful accounts     33,124     37,584
                                  --------   --------
                                  $150,980   $136,762
                                  ========   ========

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

At June 30, 2003, management was doubtful that the Company will realize the credit and was unable to access the credit's future benefit; management conservatively reserved the balance as the future benefit is impaired. The eventual utilization of this credit, if any, will be applied against any future inventory purchases as such purchases are made.

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

During the three months ended December 31, 2003, the Company engaged an independent firm to perform a valuation of Rahaxi. Based on the results of the valuation, the Company adjusted the allocation of the purchase price primarily pertaining to the values assigned to intangible assets and goodwill.

See Note 2 regarding further discussions pertaining to the "allocation period" for purchase price adjustments.

The change of carrying  value of the goodwill is  summarized  as follows at June
30:

                                                        2004            2003
                                                     -----------    -----------
Balance at the beginning of the year:                $ 1,508,859    $        --
  Goodwill reclassified to other intangible assets    (1,508,859)            --
  Goodwill acquired during the year                           --      1,508,859

  Impairment loss during the year                             --            --
                                                     -----------    -----------
Balance at the end of the year                       $        --    $ 1,508,859
                                                     ===========    ===========

(6)      PROPERTY AND EQUIPMENT:

A summary is as follows:
                                                      June 30,
                                                    2004      2003
                                                 -------   -------
               Computer Equipment                $55,769   $68,045
               Leasehold Improvements              7,308     3,842
                                                 -------   -------
                                                  63,077    71,887
               Less accumulated depreciation
                  and amortization                18,967    21,700
                                                 -------   -------
                                                 $44,110   $50,187
                                                 =======   =======

Depreciation and amortization expense for property and equipment amounted to $23,994 and $12,779 respectively, for the years ended June 30, 2004 and 2003, respectively.

During the year ended June 30, 2004, the Company upgraded its computer hardware by entering into a lease in conjunction with the new software acquisition. The Company received a trade-in value of $26,427 for the equipment that had a net value of $23,479. The trade-in resulted into a gain of $2,480.

During 2004, accumulated depreciation decreased approximately $31,000. The new equipment was acquired under an operating lease and was not capitalized. Depreciation expense is reduced by approximately $5,500 for the year ending June 30, 2005.

(7)      SOFTWARE AND SOFTWARE LICENSE:

A summary is as follows:

                                       June 30,
                                   2004         2003
                                ----------   ----------
"ETSS" Software                 $  231,237   $  231,237
Rahaxi System Software             345,776      154,447
Software development costs         599,645      203,956
                                ----------   ----------
                                 1,176,658      589,640
Less accumulated amortization      374,395      231,290
                                ----------   ----------
                                $  802,263   $  358,350
                                ==========   ==========

SOFTWARE LICENSE:

In relation with the purchase of Rahaxi in January 2003, $2,136,500, the fair value of the BAS24 Release 6, was allocated to the software license cost.

Amortization expense for software cost and software license cost amounted to $378,058 and $298,777 for the years ended June 30, 2004 and 2003, respectively.

A summary is as follows:

                                       June 30,
                                   2004         2003
                                ----------   ----------
Software license                $2,261,155   $2,719,500
Less accumulated amortization      359,597      124,644
                                ----------   ----------
                                $1,901,558   $2,594,856
                                ==========   ==========

(8)      CUSTOMER RELATIONSHIPS AND CONTRACTS:

During the three months ended December 31, 2003, based on a valuation report of Rahaxi performed by an independent firm, $1,967,204 was allocated to the value of customer relationships and contracts. Accumulated amortization and amortization expense amounted to $158,787 as of June 30, 2004.

(9)      LINE OF CREDIT AND NOTES PAYABLE:

BANK CREDIT LINE:

The Company had an unsecured note payable with Banc Nacional de Credito, a Dominican Republic bank, of $5,091 at June 30, 2003. The note carries an interest rate of 48% per annum and is payable on demand. The Company paid this note during the twelve months ended June 30, 2004.

NOTE PAYABLE:

On March 25, 2002, the Company entered into financing agreements with Boat Basin Investors LLC and Papell Holdings, Ltd. Under the terms of the agreements, the Company issued 8% convertible notes payable to these two parties, in the amounts of $70,000 and $200,000. These convertible notes matured on March 1, 2003 and were collateralized by 4,000,000 restricted shares of common stock pledged by the majority stockholder. The notes were convertible after 61 days into common stock at the lower of 80% of the average closing bid price at the conversion date. If the Company, at any time while these notes are outstanding, does any of the following, (a) pay stock dividend or any form of distributions on common shares, (b) subdivide outstanding shares of the common stock into a larger number of shares, (c) combine outstanding shares of the common stock into smaller number of shares, or (d) issue by reclassification of shares of common stock any shares of capital stock of the Company, the conversion price shall be revised per a pre- defined formula. During the period ended June 30, 2002, none of the principal amount was converted to common stock. The interest is payable on the earlier of the conversion date of the notes or the maturity date with any unpaid interest at an accelerated rate of 18%. Furthermore, the Company was required to file a registration statement by May 25, 2002 for 200% of the number of shares the notes plus accrued interest can be converted into.

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

The Company defaulted on the registration requirement and consequently was required to pay the investors a 9% penalty on the amount borrowed. As of June 30, 2002, the Company recorded $24,300 related to the penalties. During the year ended June 30, 2003, this lender group exercised their rights against the 4,000,000 shares pledged by the president of the Company in full satisfaction of the $270,000 note payable. The note originally was set to mature in June 2003.

On June 27, 2002, the Company entered into a financing agreement with Papell Holdings, Ltd., Boat Basin Investors LLC, vFinance, Inc., David Stefansky, Marc Siegal and Richard Rosenblum for a total of $400,000 in convertible notes. These notes were secured by 14,400,000 shares of common stock pledged by the Company's president. The Company received $60,000 of the proceeds in June 2002 and $150,000 in the quarter ended September 30, 2002. The Company expensed $2,262 during the year ended June 30, 2002. The remaining $190,000 represents financing cost. The Company prorated the financing cost of $54,280 as of June 30, 2002 based on the cash receipts in June 2002. The remaining $135,720 was recorded as prepaid financing cost in the quarter ended September 30, 2002. The prepaid financing cost is amortized over the term of the loan (approximately one year). The Company recorded $47,500 for the amortization of such cost for the quarter ended September 30, 2002, and fully amortized the remaining prepaid financing cost of $140,238 during the quarter ended December 31, 2002.

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

In December 2002, this lender group exercised their rights against the 14,400,000 shares pledged by the president of the Company in full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300. As of December 31, 2002, the Company considered the notes payable and related expenses totaling $679,869 with this lender group being paid off and has recorded a payable to the president for this amount plus accrued interest of $23,795 at June 30, 2003. The Company intends to issue new stock to replace such pledged shares. Prepaid financing cost and debt discounts related to this convertible debt were expensed during the quarter ended December 31, 2002.

In March 2004, this lender group entered into a settlement agreement with the Company regarding the debt described above. As part of the settlement, this lender group is required to return the 14,400,000 pledged shares to the president of the Company and the company is relieved from any other indebtedness to this lender group. Prior to this settlement, the Company considered the notes payable of $679,869 and related interest of $47,590 totaling $727,459 payable to the president related to the his 14,400,000 shares given to this lender group. The president of the Company agreed to relieve the liabilities of the company to repay $727,459 upon the execution of this settlement agreement. The Company recorded a gain on legal settlement of $727,459 during the year ended June 30, 2004.

In April 2004, this lender group returned 1,000,000 shares to the Company that were issued to this lender group as collateral for borrowings in June 2002. The Company recorded an additional gain on legal settlement of $98,000 upon return of these shares.

(10)     DUE TO RELATED PARTY:

The Company's president and a shareholder, Paul Egan, has advanced funds to the Company for its operations. These amounts include advances of $0 and accrued interest of $22,658 at June 30, 2004 and advances of $240,389 and accrued interest of $50,853 at June 30, 2003.

The Company's chief financial officer and a shareholder, Ciaran Egan, has advanced funds to the Company for its operations. These amounts include advances of $30,000 and accrued interest of $178 at June 30, 2004. There were no such advances or accrued interest by Mr. Ciaran Egan at June 30, 2003.

The Company expects to repay these amounts as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

(11)     INCOME TAXES:

Realization of deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly a valuation allowance, in an amount equal to the net deferred tax asset as of June 30, 2004 has been established to reflect these uncertainties. As of June 30, 2004 and June 30, 2003, the deferred tax asset before valuation allowance is approximately $7,111,000 and $4,921,000, respectively, for federal purposes.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

Income tax provision amounted to $0 for the years ended June 30, 2004 and 2003 (an effective rate of 0%). A reconciliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows:

                                                              2004           2003
                                                          -----------    -----------
Computed tax (benefit) at federal statutory rate of 34%   $(2,190,000)   $(3,887,000)
Estimated net operating loss carryforward limitation               --             --
Write-off of credit for future purchases of inventories            --        306,000
Change in valuation allowance                               2,190,000      3,581,000
                                                          -----------    -----------
                                                          $        --    $        --
                                                          ===========    ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    2004           2003
                                                -----------    -----------
Deferred tax assets:
Allowance for doubtful accounts                 $     6,800    $    12,800
Impairment of credit for future purchases
   of inventories                                        --        306,000
Accrued vacation                                         --            600
Net operating losses carryforwards                7,104,200      4,601,600
                                                -----------    -----------
Net deferred assets before valuation allowance    7,111,000      4,921,000
Valuation allowance                              (7,111,000)    (4,921,000)
                                                $        --    $        --
                                                ===========    ===========

At June 30, 2004 and 2003, the Company has available unused net operating losses carryforwards of approximately $20,900,000 and $14,500,000, respectively, for federal purposes that may be applied against future taxable income and that, if unused, begins to expire in 2022.

(12)     EQUITY COMPENSATION PLANS:

NON-EMPLOYEE DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN:

On  October  25,  2001,  the  Company  adopted  a  Non-Employee   Directors  and
Consultants Retainer Stock Plan (the Company adopted Amendment No. 3 to this plan on April 7, 2004). The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 60,000,000 shares of common stock have been registered under this plan as a result of Form S-8's filed with the SEC. Through June 30, 2004, the Company had issued 58,050,000 shares of common stock under this plan; therefore, 1,950,000 shares of common stock remain to be issued under this plan as of June 30, 2004.

STOCK INCENTIVE PLAN (STOCK OPTIONS):

On October 25, 2001, the Company adopted a Stock Incentive Plan (the Company adopted Amendment No. 2 to this plan on May 25, 2003). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase Company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. A total of 50,000,000 shares of common stock have been registered under this plan under Form S-8's filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.

For the year ended June 30, 2003, the Company granted options covering 16,500,000 shares of common stock to its employees exercisable at $0.01 per share, which was below the fair value on the grant date. The Company expensed $900,000 related to the grant of these options. The fair value of the warrants was determined using the Black-Scholes option-pricing model.

On June 6, 2004, the Company granted to a board member an option covering 10,000,000 shares of common stock at an exercise price of $0.05 per share. The Company recognized an expense of $500,000. The fair value of the options was determined using the intrinsic value method.

Through June 30, 2004, the Company had granted options covering 43,500,000 shares of common stock under this plan; therefore, 6,500,000 shares of common stock remain to be issued under this plan as of June 30, 2004.

The weighted average estimated fair value of stock options granted during the year ended June 30, 2004 and 2003 was $0.056 and $0.053 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model for stock options granted in 2004 and 2003 were as follows:

                                             2004               2003
                                            -----               ----
Risk-free interest rate                     3.75%         3.27 to 4.05%
Expected volatility of common stock          108%           123 to 163%
Dividend yield                                 0%                    0%
Expected life of options                 1/2 year             1/12 year

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

(13)     WARRANTS:

TWELVE MONTHS ENDED JUNE 30, 2003:

On December 11, 2002, the Company issued a warrant covering 4,500,000 shares of common stock to a consultant at an exercise price of $0.14 per share. The Company recognized an expense of $177,796. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.99%,
(iii) expected volatility of 160%, and (iv) an expected life of 30 months

On February 13, 2003, the Company issued a warrant covering 3,500,000 shares of common stock to a consultant at an exercise price of $0.07 per share. The Company recognized an expense of $249,638. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.87%,
(iii) expected volatility of 165%, and (iv) an expected life of 6 months. These warrants were exercised in February and March 2003.

On March 11, 2003, the Company issued a warrant covering 3,500,000 shares of common stock to a consultant at an exercise price of $0.07 per share. The Company recognized an expense of $274,584. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.59%,
(iii) expected volatility of 158%, and (iv) an expected life of 6 months.

On March 11, 2003, the Company issued an additional warrant covering 3,500,000 shares of common stock to a consultant at an exercise price of $0.10 per share. The Company recognized an expense of $229,429. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.59%,
(iii) expected volatility of 158%, and (iv) an expected life of 6 months.

On March 13, 2003, the Company issued a warrant covering 500,000 shares of common stock to a consultant at an exercise price of $0.10 per share. The Company recognized an expense of $40,880. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.73%,
(iii) expected volatility of 158%, and (iv) an expected life of 6 months. These warrants were exercised in March 2003.

On March 21, 2003, the Company issued a warrant covering 3,000,000 shares of common stock to a consultant at an exercise price of $0.07 per share. The Company recognized an expense of $382,209. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 4.09%,
(iii) expected volatility of 126%, and (iv) an expected life of 6 months. 794,117 of these warrants were exercised in March 2003, and 411,765 of these warrants were exercised in April 2003.

On March 21, 2003, the Company issued a warrant covering 3,000,000 shares of common stock to a consultant at an exercise price of $0.10 per share. The Company recognized an expense of $321,777. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 4.09%,
(iii) expected volatility of 126%, and (iv) an expected life of 6 months. 794,117 of these warrants were exercised in February 2003, and 411,764 of these warrants were exercised in April 2003.

On April 25, 2003, the Company issued a warrant covering 1,000,000 shares of common stock to a consultant at an exercise price of $0.13 per share. The Company recognized an expense of $98,419. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.73%,
(iii) expected volatility of 124%, and (iv) an expected life of 6 months. These warrants were exercised in April 2003.

On April 29, 2003, the Company issued a warrant covering 500,000 shares of common stock to a consultant at an exercise price of $0.13 per share. The Company recognized an expense of $41,089. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.73%,
(iii) expected volatility of 125%, and (iv) an expected life of 6 months. These warrants were exercised in April 2003.

On May 15, 2003, the Company issued a warrant covering 500,000 shares of common stock to a consultant at an exercise price of $0.08 per share. The Company recognized an expense of $46,075. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions:
(i) no expected dividends, (ii) a risk free interest rate of 3.73%, (iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in May 2003.

On May 15, 2003, the Company issued an additional warrant covering 500,000 shares of common stock to a consultant at an exercise price of $0.10 per share. The Company recognized an expense of $40,191. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 3.73%,
(iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in May 2003.

On June 3, 2003, the Company issued a warrant covering 500,000 shares of common stock to a consultant at an exercise price of $0.06 per share. The Company recognized an expense of $48,300. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions:
(i) no expected dividends, (ii) a risk free interest rate of 3.73%, (iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in June 2003.

On June 11, 2003, the Company issued a warrant covering 500,000 shares of common stock to a consultant at an exercise price of $0.06 per share. The Company recognized an expense of $34,465. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions:
(i) no expected dividends, (ii) a risk free interest rate of 3.73%, (iii) expected volatility of 122%, and (iv) an expected life of 6 months. These warrants were exercised in June 2003.

TWELVE MONTHS ENDED JUNE 30, 2004:

On July 1, 2003, the Company issued a warrant covering 1,000,000 shares of common stock to a consultant at an exercise price of $0.05 per share. The Company recognized an expense of $48,658. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 2.65%,
(iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in July 2003.

On July 1, 2003, the Company issued an additional warrant covering 1,000,000 shares of common stock to a consultant at an exercise price of $0.05 per share. The Company recognized an expense of $48,658. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 2.65%,
(iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in July 2003.

On July 14, 2003, the Company issued a warrant covering 1,000,000 shares of common stock to a consultant at an exercise price of $0.035 per share. The Company recognized an expense of $31,705. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 2.65%,
(iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in July 2003.

On July 28, 2003, the Company issued a warrant covering 1,000,000 shares of common stock to a consultant at an exercise price of $0.05 per share. The Company recognized an expense of $24,311. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 2.65%,
(iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in July 2003.

On July 28, 2003, the Company issued an additional warrant covering 1,000,000 shares of common stock to a consultant at an exercise price of $0.035 per share. The Company recognized an expense of $31,563. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 2.65%,
(iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in July 2003.

On August 7, 2003, the Company issued a warrant covering 1,500,000 shares of common stock to a consultant at an exercise price of $0.023 per share. The Company recognized an expense of $44,661. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 2.65%,
(iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in August 2003.

On August 7, 2003, the Company issued a an additional warrant covering 1,500,000 shares of common stock to a consultant at an exercise price of $0.035 per share. The Company recognized an expense of $33,996. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 2.65%,
(iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in August 2003.

On September 25, 2003, the Company issued a warrant covering 1,000,000 shares of common stock to a consultant at an exercise price of $0.035 per share. The Company recognized an expense of $34,634. The fair value of the warrants was determined using the Black-Scholes option-pricing model, with the following assumptions: (i) no expected dividends, (ii) a risk free interest rate of 2.65%,
(iii) expected volatility of 123%, and (iv) an expected life of 6 months. These warrants were exercised in September 2003.

                                                           Weighted
                                           Number         average of
                                          of shares     exercise price
                                         ----------     --------------
Warrants exercisable at June 30, 2002     1,350,000          $N/A
                                         ==========         =====
Granted                                  25,000,000         $0.10
Exercised                                (9,911,763)        $0.09
Cancelled/Expired                          (400,000)           --
                                         ----------         -----
Warrants exercisable at June 30, 2003    16,038,237           $NA
                                         ==========         =====
Granted                                   9,000,000         $0.04
Exercised                                (9,000,000)        $0.04
Cancelled/Expired                                --            --
                                         ----------         -----
Warrants exercisable at June 30, 2004    16,038,237            NA
                                         ==========

Certain warrants were granted at an exercise price based on the market price at the exercise day; therefore, weighted average of exercise price cannot be determined.

The following table summarizes information about warrants outstanding and exercisable at June 30, 2004:

                                         Weighted
                                        average of
                                         remaining     Weighted average                   Weighted average
                                        contractual     exercise price      Number of      exercise price
Range of exercise   Number of shares       life         of outstanding       shares        of exercisable
      Prices          outstanding         (years)          options         exercisable        options
      ------          -----------         -------          -------         -----------        -------
      $0.07            5,294,119            8.7            $ 0.07           5,294,119         $ 0.07
       0.10            5,294,118            8.7              0.10           5,294,118           0.10
       0.14            4,500,000            8.5              0.14           4,500,000           0.14
       0.18               50,000            0.1              0.18              50,000           0.18

  50% of average                                        50% of average                     50% of average
   market price                                        market price at                    market price at
   at exercise           200,000            0.1           exercise            200,000          exercise


  Average market                                        Average market                     Average market
price at exercise        350,000            0.7             price at                           price at
                                                            exercise          350,000         exercise

 125% of average                                       125% of average                    125% of average
 market price at                                       market price at                    market price at
     exercise            350,000            0.7            exercise           350,000         exercise
                       ---------            ---            --------           -------         --------

                      16,038,237            1.0              N/A           16,038,237           N/A
                      ==========            ===              ===           ==========           ===

(14)     STOCKHOLDERS' EQUITY:

SERIES A PREFERRED STOCK:

On August 10, 2001, the Company issued 1,000,000 Series A preferred stock in exchange of all assets of ePayLatina S.A. for a total amount of $432,058. The Series A shares are convertible into 12,000,000 shares of common stock in the Company. Conversion can occur upon the certification after 12 months that the Company has a before tax profit of at least $1,000,000 at which time, one-third of the preferred shares become convertible into common. Then, on each 12-month anniversary date, again on certification of before tax profits of at least $1,000,000, another one third of the preferred shares will convert to common until all of the preferred stock has been converted.

The preferred stock was issued and disbursed to Paul Egan, the owner of ePayLatina, S.A. The Series A preferred stockholders are not entitled to receive any dividends declared and paid by the Company but are entitled to all of the voting rights including the right to vote in person or by proxy. Each share of Series A preferred stock receives 12 votes on any issue brought before the shareholders.

For the years ended June 30, 2004 and 2003, the Company has not met the requisite before tax profits of $1,000,000 to automatically convert the preferred stock. As of June 30, 2004 and 2003, the Company had authorized, issued and outstanding balance of 1,000,000 shares or $1,000.

SERIES B PREFERRED STOCK:

In November 2002, the Company issued 2,500,000 shares of the total authorized 4,000,000 shares of Series B preferred stock to three directors as directors' fees. The Series B preferred stock is convertible into shares of common stock at a ratio of 12 to 1, without restriction. The holders of Series B preferred stock will be entitled to 12 votes for each preferred share held. The Company valued these issuances on the quoted market price on the date of the issuance for its common shares, and recognized $1,800,000 as expense for directors' fees during the year ended June 30, 2003. As of June 30, 2004 and 2003, the Company had authorized, issued and outstanding balance of 2,500,000 shares or $2,500.

As of June 30, 2004 and 2003, the aggregate additional paid-in capital for preferred shares is $2,229,558.

COMMON STOCK:

Twelve Months Ended June 30, 2003
---------------------------------

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

In June 2003, the Company issued 1,000,000 restricted shares of common stock to an employee as a performance bonus. The fair value of $71,000 is included in non-cash compensation as of June 30, 2004.

During the year ended June 30, 2003, the Company issued 35,195,514 shares of common stock, both restricted and registered under Form S-8, to various consultants for professional fees. Compensation cost totaled $3,018,744. The Company recorded $3,136,217 as non-cash compensation and reduced deferred compensation by $117,473.

For the year ended June 30, 2003, the Company issued 9,911,763 shares of S-8 common stock to consultants for the exercise of stock options for an aggregate of $791,999. Of this amount, $786,999 was received by the Company in cash, and $5,000 is included in subscription receivable as of June 30, 2003.

Twelve Months Ended June 30, 2004
---------------------------------

In August 2003, the Company issued 8,137,000 restricted shares of common stock as an additional amount due pursuant to the Rahaxi acquisition. The amount due was previously accrued, and upon issuance of these shares the Company transferred the par value of $8,137 from additional paid-in capital to common stock.

In October 2003, the Company issued 1,000,000 restricted shares of common stock to an employee as a bonus. The fair market value of $72,000 was charged to non-cash compensation.

In December 2003, the Company issued 5,183,418 restricted shares of common stock pursuant to an agreement to satisfy certain debt of TransAxis. This agreement to satisfy debt has subsequently been cancelled, and the Company expects to receive these shares for cancellation. The fair value of these shares at the time of issuance of $679,028 has been recorded in shares cancellation receivable.

In February 2004, the Company issued 3,200,000 restricted shares of common stock pursuant to the TransAxis acquisition. This acquisition was subsequently cancelled, and the Company expects to receive these shares for cancellation. The fair value of these shares at the time of issuance of $752,000 has been recorded in shares cancellation receivable.

In April 2004, the Company issued 1,000,000 restricted shares of common stock with a fair value of $190,000 to an officer for services to be performed through April 2005. The Company recorded the amount of $45,288 as non-cash compensation and increased deferred compensation by the amount of $144,712.

In April 2004, this Company regained 1,000,000 shares that were issued to a lender group as collateral for borrowings in June 2002. The Company recorded an additional gain on legal settlement of $98,000 upon the retirement of the common shares.

In May 2004, the Company issued 10,000,000 shares of common stock pursuant to an agreement to purchase a division of Unipay, Inc. This transaction has been cancelled, and the fair value of these shares in the amount of $1,000,000 has been recorded to shares cancellation receivable.

In June 2004, the Company issued 10,000,000 restricted shares of common stock to a board member upon exercise of stock options for aggregate proceeds of $500,000. Of this amount, $50,000 was received in cash and $450,000 was recorded to subscriptions receivable. The Company recorded the amount of $500,000 as non-cash compensation with regard to the issuance of these options.

On June 30, 2004, the Company reclassified $990 from additional paid in capital into common stock in order to assign the par value to common stock initially recorded without par value.

During the period from September 2003 to June 2004, the Company sold 189,400,000 restricted shares of common stock to investors for $2,077,300 net of commissions of $163,700. Of this amount, $1,576,547 was received by the Company as cash, and $500,753 is included as subscriptions receivable at June 30, 2004.

During the year ended June 30, 2004, the Company issued 51,630,000 shares of common stock, both restricted and registered under Form S-8, to various consultants and legal counsel for current and future services. The Company recorded the amount of $4,253,775 as non-cash compensation and increased deferred compensation by the amount of $550,885.

During the twelve months ended June 30, 2004, the Company issued 9,000,000 restricted shares of common stock to consultants upon the exercise of stock options for aggregate proceeds of $342,000. Of this amount, $337,500 was received in cash and $4,500 was recorded to subscriptions receivable.

During the twelve months ended June 30, 2004, the Company issued 4,600,000 restricted shares of common stock in error. The fair value of these shares at the time of issuance of $153,600 has been recorded in shares cancellation receivable.

All valuations of common stock issued for services were based upon the value of the services to be rendered, which did not differ materially from the fair value of the Company's common stock during the period the shares were issued

(15)     COMMITMENTS:

The Company leases its facility under an operating lease that is on a month-to-month basis. Rent expense for the years ended June 30, 2004 and 2003 totaled $35,840 and $30,228, respectively. The Company leases certain computer hardware and software under noncancellable operating leases:

              Year ending June 30,
              --------------------
              2005                           $206,954
              2006                            206,954
              2007                            206,954
              2008                                  0
                                             --------
                   Total                     $620,862
                                             ========

(16)     SEGMENT INFORMATION:

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

The  following  table  summarizes   segment  asset  and  operating  balances  by
reportable segment:

                                          June 30, 2004    June 30, 2003
                                          -------------    -------------
Net Sales to External Customers:
PaySafe                                    $      101       $   79,090
Rahaxi                                      1,333,725          484,742
                                           ----------       ----------
Total Sales to External Customers          $1,333,826       $  563,832)
                                           ==========       ==========
Depreciation and Amortization:
PaySafe                                    $  474,394       $  265,785
Rahaxi                                         55,503           45,771
                                           ----------       ----------
Total Depreciation and Amortization        $  529,897       $  311,556
                                           ==========       ==========
General and Administrative Expense:
PaySafe                                    $1,560,601       $1,260,844
Rahaxi                                        275,697          108,269
                                           ----------       ----------
Total General and Administrative Expense   $1,836,298       $1,369,113
                                           ==========       ==========
Capital Expenditures:
PaySafe                                    $       --       $       --
Rahaxi                                        608,328          608,329
                                           ----------       ----------
Total Capital Expenditures                 $  608,329       $  174,131
                                           ==========       ==========

                                         June 30, 2004    June 30, 2003
                                         -------------    -------------
Operating Income (Losses):
PaySafe                                  $ (6,158,843)    $(11,292,776)
Rahaxi                                       (229,142)        (149,603)
                                         ------------     ------------
Total Segment Operating Losses           $ (6,387,985)    $(11,442,379)
                                         ============     ============
Segment Assets:
PaySafe                                  $     97,348     $    416,961
Rahaxi                                      4,821,199        4,652,472
                                         ------------     ------------
Total Segment Operating Losses           $  4,918,547     $  5,069,433
                                         ============     ============

(17)     CONSULTING AGREEMENTS:

The Company enters into various consulting and service agreements for terms from 60 days to one year. The Company pays the combination of cash and stock for these consulting and professional services upon execution of these agreements. Compensation for future services was classified as deferred compensation. As of June 30, 2004 and 2003, deferred compensation related to cash paid and stock issued for future services totaled $1,251,578 and $700,693, respectively.

The Company has entered into various sales and marketing agreements. Under these agreements, the Company agreed to pay these sales/marketing partners a portion of the revenues brought in by these marketing firms. No material revenue has been recognized in relation to these sales agreements.

(18)     STRATEGIC ALLIANCE AGREEMENT WITH BANC NACIONAL DE CREDITO:

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

(19)     EMPLOYMENT AGREEMENTS:

In August 2001, the Company entered into an employment agreement with Paul Egan, president and chief executive officer. Under the terms of the agreement, the Company is liable for a minimum annual salary of $150,000 per year. In addition, the Company is liable for an automobile allowance not to exceed $1,500 per month. This employment agreement expired in August 2004, at which time an addendum to this employment contract was executed which (i) extended all terms and conditions of this employment contract to April 9, 2007, and (ii) provided that a review of Mr. Egan's remuneration take place on or before December 31, 2004.

For the year ended June 30, 2003, the Company accrued $150,000 and paid $178,500 in cash and issued 4,000,000 restricted shares of common stock with a fair value of $196,000 as past unpaid salaries and future salaries. As of June 30, 2003, the Company recorded $112,000 as prepaid salaries to related parties. During the year ended June 30, 2004, the Company accrued $150,000 and paid 27,247 in salary to Mr. Egan. As of June 30, 2004, the Company recorded $10,753 as accrued salary. The Company accrued and paid $0 and $14,550, respectively, of fringe benefits to Paul Egan for the years ended June 30, 2004 and 2003, respectively.

In August 2001, the Company entered into an employment agreement with Ciaran Egan, Chief Financial Officer. Under the terms of the agreement, the Company is liable for a minimum annual salary of $120,000 per year. In addition, the Company is liable for an automobile allowance not to exceed $1,500 per month. This employment agreement expired in August 2004, at which time an addendum to this employment contract was executed which (i) extended all terms and conditions of this employment contract to April 9, 2007, and (ii) provided that a review of Mr. Egan's remuneration take place on or before December 31, 2004.

As of June 30, 2003, the Company recorded $112,000 as prepaid salaries to related parties. For the year ended June 30, 2003, the Company paid $76,500 in cash and issued 3,000,000 restricted shares of common stock with a fair value of $147,000 as past-unpaid salaries to related parties. As of June 30, 2003, the Company recorded $18,500 as prepaid salaries to related parties. During the year ended June 30, 2004, the Company accrued $120,000 and paid $71,200 in salary to Mr. Egan. As of June 30, 2004, the Company recorded $41,053 as accrued salary. The Company paid $10,500 and $0, respectively, of fringe benefits to Ciaran Egan for the years ended June 30, 2004 and 2003, respectively.

On January 1, 2002, the Company entered into an employment agreement with its Chief Technical Officer. Under the terms of the agreement, the Company is liable for an annual salary of $54,000 per year. In addition, this employee is entitled an auto allowance and other fringe benefits. This employment agreement expires January 1, 2005.

(20)     LEGAL PROCEEDINGS:

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

In May 2003, Mr. Johnston filed an unverified first amended cross-complaint alleging breach of contract and fraud in connection with legal fees allegedly owed to Mr. Johnston. The Company has filed an answer to that cross-complaint.

In August 2004, Mr. Johnston and his then attorney were sanctioned $5,000 for abuses of the discovery process.

The Registrant filed a motion for terminating sanctions against Mr. Johnston, based on his alleged abuse of the discovery process. A hearing on this motion was held on October 26, 2004. At that hearing, Judge Chirlin granted the Registrant's motion for terminating sanctions, which resulted in the dismissal of Mr. Johnston's cross-complaint with prejudice and granting the Registrant's motion for a $100,000 judgment against Mr. Johnson. This ruling could still be appealed, but the Company is unaware of any appeal.

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

On or about March 19,2004, the parties filed a stipulation of dismissal of the case with prejudice. Under the terms of the settlement agreement, Plaintiffs returned 15,400,000 Registrant shares previously issued to them (14,400,000 by Paul Egan and 1,000,000 by the Registrant) and all parties exchanged full mutual releases of all claims, cross-claims and counterclaims with prejudice. There are no remaining contingent liabilities related to that lawsuit.

SPORTINGHET PLC V. FREESTAR TECHNOLOGY CORPORATION:

On May 7, 2004, Sportingbet, PLC filed a complaint against the Company in the Clark County Nevada Superior Court. The complaint alleges, among other things, that the Company breached a settlement agreement and debt guarantee. Sportingbet has alleged damages in excess of $10,000, to be proven at trial. Sportingbet also sought immediate possession of 7,100,592 Company shares under a payment guarantee and stock pledge agreement.

On June 14,2004, the Company filed an answer and counterclaim seeking damages in excess of $1,400,000.

Management believes the Company has meritorious claims and defenses to Sportingbet's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

DIAMOND CLUB OF AMERICA, INC. V. FREESTAR TECHNOLOGY CORPORATION:

On April 6, 2004, Diamond Club of America, Inc. filed a complaint against the Company in the Suffolk County New York Supreme Court. The complaint alleges, among other things, that the Company owes Diamond Club $35,410.45 pursuant to an agreement between Diamond Club and TransAxis, Inc. or a predecessor company of TransAxis, Inc. The Company, in turn, asserts that as a minority stockholder in TransAxis it is not responsible for the debts of that company.

Management believes the Company has meritorious claims and defenses to Diamond Club's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

SHELLY SINGHAL V. FREESTAR TECHNOLOGY CORPORATION:

On August 24, 2004, Shelly Singhal, a former investment banker for the Company, filed a lawsuit in the Clark County Nevada Superior Court for breach of contract, breach of covenant of fair dealing, civil conspiracy and specific performance. The banker claims that he is entitled to a fee for services of 10,000,000 unrestricted shares of the Registrant's common stock. On October 20, 2004, Mr. Singhal sought summary judgment on his complaint. That motion was denied in its entirety.

Management believes the Company has meritorious claims and defenses to Mr. Singhal's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION:

In January 2003, the Company was advised by the staff of the Denver office of the Securities and Exchange Commission ("SEC") that it had initiated an informal, non-public inquiry. Since that time, the staff has sought and received production of documents and testimony relating to certain financing transactions entered into by the Company, issuance of its stock in compliance with the registration provisions, facts stated in press releases and reports filed with the Commission concerning, among other things, the Company's assets, operations, financial condition, anticipated revenue and strategic initiatives.

In July 2003, the Company learned that the SEC had issued a formal order of investigation. There is a risk that an enforcement proceeding will be recommended by the staff of the Commission as a result of this formal investigation. Enforcement proceedings could include allegations by the SEC that the Company violated the anti-fraud, registration and books and records provisions of federal securities laws, and the rules thereunder. However, it cannot be predicted with certainty what the nature of such enforcement proceeding would be, the type of sanctions that might be sought, or what the likelihood would be of reaching a settlement. The Company has been and expects to continue to cooperate with the ongoing SEC investigation.

(21)     SUBSEQUENT EVENTS:

         On August 9, 2004, the Company entered into an addendum to the employment agreement with Paul Egan such that the agreement was extended for three years to August 9, 2007. The Company and Paul Egan agreed that a remuneration review would take place on or before December 31, 2004.

         On August 9, 2004, the Company entered into an addendum to the employment agreement with Ciaran Egan such that the agreement was extended for three years to August 9, 2007. The Company and Ciaran Egan agreed that a remuneration review would take place on or before December 31, 2004.

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

10.1 Employment Agreement between the Registrant and Ciaran Egan, dated August 9, 2001 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 14, 2001).

10.2 Employment Agreement between the Registrant and Paul Egan, dated August 9, 2001 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on August 14, 2001).

10.3 Consulting Agreement between the Registrant and Margaux Investment Management Group S.A., dated August 23, 2003 (filed herewith).

10.4 Addendum to Employment Contract between the Registrant and Paul Egan, dated August 9, 2004 (filed herewith)

10.5 Addendum to Employment Contract between the Registrant and Ciaran Egan, dated August 9, 2004 (filed herewith)

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 20, 2003).

23          Consent  of  Independent   Certified   Public   Accountants   (filed
            herewith).

31.1        Rule   13a-14(a)/15d-14(a)   Certification   of  Paul  Egan   (filed
            herewith).

31.2        Rule   13a-14(a)/15d-14(a)   Certification  of  Ciaran  Egan  (filed
            herewith).

32 Section 1350 Certification of Paul Egan and Ciaran Egan (filed herewith).

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