Form 10KSB/A
period 2004-06-30
FREESTAR TECHNOLOGY CORP
filed 2004-10-28
CIK 1102301

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

         Transitional Small Business Disclosure Format (check one): Yes   No  X.
                                                                       ---   ---

     The Registrant, by this Form 10-KSB/A, amends Part II, Item 7 (Financial Statements - Notes to Consolidated Financial Statements) to correct an error that occurred in Note 16, Segment Information, with regard to the Capital Expenditures to put the correct numbers in the correct row; and Part III, Item 13, Exhibits and Reports on Form 8-K, to add Exhibit 23, Consent of Independent Certified Public Accountants, and provide new certifications at Exhibits 31 and
32. Besides these changes, no other changes have been made to the Form 10-KSB for the fiscal year ended June 30, 2004.

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

                                               FREESTAR TECHNOLOGY CORPORATION

Dated: October 27, 2004                        By: /s/ Paul Egan
                                                   --------------------
                                                   Paul Egan, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                           Title                               Date
----------------------   ------------------------------------------       ----------------
/s/  Paul Egan           President/Chief Executive Officer/Director       October 27, 2004
-------------------
Paul Egan

/s/  Ciaran Egan         Secretary/Treasurer/Chief Financial Officer      October 27, 2004
-------------------      (principal financial and accounting
Ciaran Egan              officer)/Director

/s/  Fionn Stakelum      Director                                         October 27, 2004
-------------------
Fionn Stakelum

/s/  Carl M. Hessel      Director                                         October 27, 2004
-------------------
Carl M. Hessel


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
                                       ============  ============  ============  ==========  =============  ==========  ============

             The accompanying notes form an integral part of these
                        consolidated financial statements

                        FREESTAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             TWELVE MONTHS   TWELVE MONTHS
                                                                 ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                                 2004            2003
                                                             -------------   ------------
Cash flows from operating activities:
Net loss                                                     $ (6,335,273)   $(11,442,379)
Adjustments  to  reconcile  net loss to net
  cash provided by (used  for) operating activities:
        Gain on legal settlement                                 (825,459)             --
        Depreciation and amortization                             529,897         311,556
        Bad debt                                                       --           3,149
        Non-cash compensation                                   4,765,365       8,605,068
        Amortization of financing cost on convertible
           notes payable                                               --         234,918
        Amortization of discount for beneficial conversion
           features on convertible notes payable                       --         106,752
        Impairment of credit purchase                                  --         900,000
Changes in assets and liabilities:
    (Increase) decrease in assets
        Accounts receivable                                        (6,496)         32,617
        Inventories                                                    --          64,000
        Prepaid salaries - officers                               130,500          15,000
        Prepaid expense                                                --          52,018
        Deferred revenue                                          (31,761)             --
        Other current assets                                           --         (11,933)
        Other assets                                               18,966              --
    Increase (decrease) in liabilities
        Accounts payable and accrued expenses
                                                                  576,896          63,726
        Due to shareholders
                                                                 (251,875)             --
        Payment on line of credit
                                                                   (5,091)             --
        Accrued interest - advance from related parties            18,611          50,853
                                                             ------------    ------------
           Total adjustments                                    4,919,553      10,427,724
                                                             ------------    ------------

                Net cash used in operating activities          (1,415,720)     (1,014,655)
                                                             ------------    ------------
Cash flows from investing activities:
     Purchase of fixed assets                                      (9,473)         (3,360)
     Investment in Rahaxi                                              --         (11,113)
     Purchase of software and capitalized software cost          (598,856)       (159,658)
                                                             ------------    ------------

                Net cash used in investing activities            (608,329)       (174,131)
                                                             ------------    ------------
Cash flows from financing activities:
     Principal proceeds from line of credit agreement                  --          (6,063)
     Repayment on overdraft                                            --          (9,578)
     Proceeds from issuance of notes payable                           --         350,000
     Proceeds from sale of common stock                         1,576,547         730,000
     Proceeds from exercise of stock options/warrants             387,500         415,000
     Advances (repayments) from related party, net                     --          54,531
                                                             -------------   ------------

                Net cash provided by financing activities       1,964,047       1,533,890
                                                             -------------   ------------

Net increase (decrease) in cash and cash equivalents              (60,002)        345,104

Foreign currently translation adjustments                           1,784         (83,122)

Cash and cash equivalents, beginning of period                    264,423           2,441
                                                             -------------   ------------

Cash and cash equivalents, end of period                     $    206,205    $    264,423
                                                             =============   ============
                                       14


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

The  following  table  summarizes   segment  asset  and  operating  balances  by
reportable segment:

                                          June 30, 2004    June 30, 2003
                                          -------------    -------------
Net Sales to External Customers:
PaySafe                                    $      101       $   79,090
Rahaxi                                      1,333,725          484,742
                                           ----------       ----------
Total Sales to External Customers          $1,333,826       $  563,832)
                                           ==========       ==========
Depreciation and Amortization:
PaySafe                                    $  474,394       $  265,785
Rahaxi                                         55,503           45,771
                                           ----------       ----------
Total Depreciation and Amortization        $  529,897       $  311,556
                                           ==========       ==========
General and Administrative Expense:
PaySafe                                    $1,560,601       $1,260,844
Rahaxi                                        275,697          108,269
                                           ----------       ----------
Total General and Administrative Expense   $1,836,298       $1,369,113
                                           ==========       ==========
Capital Expenditures:
PaySafe                                    $       --       $       --
Rahaxi                                        608,329          174,131
                                           ----------       ----------
Total Capital Expenditures                 $  608,329       $  174,131
                                           ==========       ==========

                                         June 30, 2004    June 30, 2003
                                         -------------    -------------
Operating Income (Losses):
PaySafe                                  $ (6,158,843)    $(11,292,776)
Rahaxi                                       (229,142)        (149,603)
                                         ------------     ------------
Total Segment Operating Losses           $ (6,387,985)    $(11,442,379)
                                         ============     ============
Segment Assets:
PaySafe                                  $     97,348     $    416,961
Rahaxi                                      4,821,199        4,652,472
                                         ------------     ------------
Total Segment Operating Losses           $  4,918,547     $  5,069,433
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

The Company filed a motion for terminating sanctions against Mr. Johnston, based on his alleged abuse of the discovery process. A hearing on this motion was held on October 26, 2004. At that hearing, Judge Chirlin granted the Company's motion for terminating sanctions, which resulted in the dismissal of Mr. Johnston's cross-complaint with prejudice and granting the Registrant's motion for a $100,000 judgment against Mr. Johnson. This ruling could still be appealed, but the Company is unaware of any appeal.

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

SHELLY SINGHAL V. FREESTAR TECHNOLOGY CORPORATION:

On August 24, 2004, Shelly Singhal, a former investment banker for the Company, filed a lawsuit in the Clark County Nevada Superior Court for breach of contract, breach of covenant of fair dealing, civil conspiracy and specific performance. The banker claims that he is entitled to a fee for services of 10,000,000 unrestricted shares of the Company's common stock. On October 20, 2004, Mr. Singhal sought summary judgment on his complaint. That motion was denied in its entirety.

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