Form 10QSB
period 2004-09-30
FREESTAR TECHNOLOGY CORP
filed 2004-11-16
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-28749


                         FREESTAR TECHNOLOGY CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Nevada                                          88-0446457
 ---------------------------------                      --------------------
 (State or Other Jurisdiction of                          (I.R.S. Employer
  of Incorporation or Organization)                      Identification No.)


              Calle Fantino Falco, J.A. Baez Building, 2nd Floor,
                       Santo Domingo, Dominican Republic
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (809) 368-2001 .
                          ----------------------------
                         (Registrant's Telephone Number)

--------------------------------------------------------------------------------
  (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
   Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes X No .

     As of September 30, 2004, the Registrant had 68,317,750 (1) shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No     X .
                                                                    ----   ----

(1) Adjusted for a one for seven reverse split that was effective on November 8, 2004

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE

    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

             CONDENSED CONSOLIDATED BALANCE
             SHEET AS OF SEPTEMBER 30, 2004...................................3

             CONDENSED CONSOLIDATED STATEMENTS OF
             OPERATIONS FOR THE THREE MONTHS
             ENDED SEPTEMBER 30, 2004 AND 2003................................4

             CONDENSED CONSOLIDATED STATEMENTS
             OF CASH FLOWS FOR THE THREE MONTHS ENDED
             SEPTEMBER 30, 2004 AND 2003......................................5

             NOTES TO CONDENSED CONSOLIDATED
             FINANCIAL STATEMENTS.............................................6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................14

    ITEM 3.  CONTROLS AND PROCEDURES.........................................27

PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS...............................................28

    ITEM 2.  UNREGISTERED SALES OF EQUITY
             SECURITIES AND USE OF PROCEEDS..................................30

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................31

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS.............................................31

    ITEM 5.  OTHER INFORMATION...............................................31

    ITEM 6.  EXHIBITS........................................................31

SIGNATURES...................................................................32

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         FREESTAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEBMER 30, 2004
                                   (Unaudited)

                                            ASSETS

Current assets:
 Cash and cash equivalents                                       $     266,146
 Accounts receivable, net of allowance for doubtful
  accounts of $32,499                                                  167,907
 Other current assets                                                   44,553
                                                                 -------------

    Total current assets                                               478,606

Property, plant and equipment, net of accumulated
 depreciation and amortization                                          49,028

Software, net of accumulated amortization                              892,532
Customer relationships and contracts,
 net of accumulated amortization                                     1,755,488
Software license, net of accumulated amortization                    1,845,904
                                                                 -------------

    Total assets                                                 $   5,021,558
                                                                 =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                               1,266,885
 Accrued salaries - officers                                           106,053
 Due to related parties for advances                                    73,460
                                                                 -------------

    Total current liabilities                                        1,446,398

Stockholders' Equity:
 Convertible preferred stock, series A, $0.001 par value,
 1,000,000 shares authorized; 1,000,000 shares issued
 and outstanding                                                         1,000
Convertible preferred stock, series B, $0.001 par value,
 4,000,000 shares authorized; 2,500,000 shares issued
 and outstanding                                                         2,500
 Additional paid-in capital - preferred stock                        2,229,558
 Common stock, $0.001 par value, 500,000,000 shares
  authorized; 68,317,750 (1) shares issued and outstanding              68,318
 Additional paid-in capital - common stock                          28,567,852
 Share cancellation receivable                                      (2,584,628)
 Subscription receivable                                              (702,693)
 Deferred compensation                                              (1,021,624)
 Accumulated deficit                                               (22,989,670)
 Accumulated other comprehensive gain  (loss)                            4,547
                                                                 -------------

  Total stockholders' equity                                         3,575,160
                                                                 -------------

                                                                 $   5,021,558
                                                                 =============

(1) Adjusted for a one for seven reverse split of the common stock that was effective on November 8, 2004

                The accompanying notes form an integral part of these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months    Three Months
                                                   Ended          Ended
                                               September 30,   September 30,
                                                    2004           2003
                                               ------------    ------------


Revenue                                        $    365,952    $    299,943

Cost of revenue                                     169,915         152,659
                                               ------------    ------------


Gross profit                                        196,037         147,284


Non-cash compensation                               580,666       1,940,856
Selling, general and administrative expenses        592,515         595,805
                                               ------------    ------------

Loss from operations                               (977,144)     (2,389,377)

Interest income (expense)                            (1,052)        (16,551)
                                               ------------    ------------

Loss before income taxes                           (978,196)     (2,405,928)

Income taxes                                           --              --
                                               ------------    ------------

Net Loss                                           (978,196)     (2,405,928)

Other comprehensive income (loss)                    13,962          12,931

                                               ------------    ------------
Comprehensive loss                             $   (964,234)   $ (2,392,997)
                                               ============    ============


Loss per share - basic and diluted             $      (0.01)   $      (0.08)
                                               ============    ============

Weighted average shares outstanding -
    basic and diluted (1)                        68,134,365      29,515,431
                                               ============    ============



(1) Adjusted for a one for seven reverse split of the common stock that was effective on November 8, 2004


                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months   Three Months
                                                                 Ended          Ended
                                                              September 30,  September 30,
                                                                   2004           2003
                                                              -----------    -----------

Cash flows from operating activities:
    Net loss                                                  $  (978,196)   $(2,405,928)
    Adjustments to reconcile net loss to
      net cash used in operating activities:

         Depreciation and amortization                            143,729        107,337
         Non-cash compensation                                    580,665      1,940,856
    Changes in assets and liabilities:
      (Increase) decrease in assets
         Accounts receivable                                      (13,716)        14,137
         Prepaid salaries - officers                                 --           30,000
         Deferred revenue                                            --          (18,069)
         Other assets                                             (34,158)       (18,328)
      Increase (decrease) in liabilities
         Accounts payable and accrued expenses                     (3,163)        64,172
            Due to shareholders                                    35,396         16,475
            Accrued interest - advance from related parties       106,053           --
                                                              -----------    -----------
               Total adjustments                                  814,806      2,136,580
                                                              -----------    -----------

               Net cash used in operating activities             (163,390)      (269,348)

Cash flows from investing activities:
    Purchase of fixed assets                                       (3,868)       (24,417)
    Purchase of software and capitalized software cost            (96,627)       (85,932)
    Investment in TransAxis, Inc.                                    --          (75,000)
                                                              -----------    -----------

               Net cash used in investing activities             (100,495)      (185,349)

Cash flows from financing activities:
    Proceeds from sale of common stock                               --           99,985
    Proceeds from exercise of stock options/warrants              375,000        307,500
    Advances (repayments) from related party, net                    --            8,206
                                                              -----------    -----------

               Net cash provided by financing activities          375,000        415,691

Net increase (decrease) in cash and cash equivalents              111,115        (39,006)

Foreign currently translation adjustments                         (51,174)        17,366

Cash and cash equivalents, beginning of period                    206,205        264,423
                                                              -----------    -----------

Cash and cash equivalents, end of period                      $   266,146    $   242,783
                                                              ===========    ===========

Supplemental disclosure of cash flow information:

         Interest paid                                        $    23,795    $      --
                                                              ===========    ===========

         Income tax paid                                      $      --      $      --
                                                              ===========    ===========

Shares and warrants issued for services                       $   206,000    $ 1,940,856
                                                              ===========    ===========

Deferred compensation realized                                $   374,666    $      --
                                                              ===========    ===========

Effect of reverse split of common stock                       $   409,906    $      --
                                                              ===========    ===========

                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATON
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation.
----------------------

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2004. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of operations and cash flows for the three months ended September 30, 2004 and 2003. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Business Operations.
------------------------------

The Company (formerly Freestar Technologies) was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Santo Domingo, Dominican Republic; the company also has offices in Helsinki, Finland; Dublin, Ireland; and Geneva, Switzerland.

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

Going Concern.
--------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $978,196 for the three months ended September 30, 2004 and $6,335,273 for the year ended June 30, 2004, and had an accumulated deficit of $22,989,670 as of September 30, 2004. The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements. Management's belief is based on the Company's operating plan, which in turn is based on assumptions that may prove to be incorrect. If the Company's financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Revenue Recognition.
-------------------

The Company recognizes revenue when products are shipped or services provided to its customers. Provisions for discounts and other adjustments are provided for in the same period the related revenue is recorded.

Processing fee revenue is earned based upon the actual number of transactions processed through its processing system. Transaction processing fees are recognized in the period that the service is performed. These fees are charged on a per transaction basis, depending on the arrangement with the customers. Prebilling for the estimated number of transactions processed in the future was classified as deferred revenue.

Stock Based Compensation:
------------------------

The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost recognized over the vesting period based on the excess, if any, on the date grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued non-employees are valued using the Black-Scholes pricing model and expensed over the period services are provided.

In December 2002, the FASB issued No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123. This statement amends SFAS No. to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt the fair value-based method accounting for stock-based employee compensation under SFAS No. 123. The disclosure provisions of SFAS No. 148 a re effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the third quarter of fiscal 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                2004            2003
                           ------------    ------------
Net loss, as reported      $   (964,234)   $ (2,392,997)
Compensation  recognized
under APB No. 25                     --              --
Compensation recognized
Under SFAS 123                       --              --
                           ------------    ------------
Pro forma net loss         $   (964,234)   $ (2,392,997)
                           ============    ============

Pro forma loss per share   $      (0.01)   $      (0.08)
                           ============    ============


Capitalized Software Development Costs.
---------------------------------------

In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for use in our transaction processing software. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Capitalized development costs are amortized on a straight-line basis over the estimated economic lives of the products, beginning when the product is placed into service. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.

As of June 30, 2004, the Company capitalized $506,424 of software development in accordance with SFAS No. 86. During the three months ended September 30, 2004, the Company placed into service $152,652, and capitalized an additional $96,626. As of September 30, 2004, the Company has capitalized a net amount of $450,392 that is yet to be placed onto service.

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

2. TRANSAXIS, INC.

On September 24, 2003, the Company entered into a stock purchase agreement with certain shareholders of TransAxis, Inc. ("TransAxis") (formerly Digital Courier Technologies, Inc.) for the acquisition of common stock of this publicly held company ("TA Acquisition Agreement"). The terms of the agreement provide for the Company to purchase the following: (a) 373,382 shares of Company common stock (which represented 43.5% of the total of 805,000 shares of TransAxis common stock outstanding); and (b) a right to convert $349,984 of TransAxis debt into 2,916,533 shares, which if converted, would have given the Company 87.5% of the outstanding common stock of TransAxis ("Conversion Right"). The Conversion Right, which was part of a settlement agreement between Don Marshall, the former CEO of TransAxis, and TransAxis, was assigned by Mr. Marshall to the Company. In exchange the Company was to issue on a pro rata basis based on the sellers' current percentage beneficial ownership of TransAxis common stock (including the beneficial ownership of the TransAxis common stock represented by the Conversion Right) the aggregate number of shares of Company common stock which is the greater of (i) 7,000,000 (1,000,000 post reverse-split) shares of common stock, or (ii) that number of shares of common stock equal to $1,260,000 divided by the average closing bid price per share of the common stock on the five days prior to the closing date.

On October 8, 2003, the parties amended the TA Acquisition Agreement. The following was amended under this document:

         (a) The Registration Rights Agreement was amended so that the Company is to use commercially reasonable efforts to cause a Form SB-2 registration statement covering re-sales of all of the shares of Company common stock to be issued to or on behalf of the Sellers at the closing to be filed with the SEC within 180 days after the closing. Thereafter, the Company is to use commercially reasonable efforts to have this registration statement declared effective as promptly as possible, and to keep this registration statement effective until the earlier of (i) one year following the effectiveness date or (ii) that date on which all of the common stock covered by the registration statement may be resold without further restriction pursuant to Rule 144 under the Securities Act of 1933.

         (b) The parties to the agreement concur that the original amount of Company common stock to be issued in connection with the TA Acquisition Agreement is 31,500,000 shares, but that due to a certain liability of TransAxis, the total amount of common stock to be issued by the Company is reduced to 25,312,053 (3,616,008 post reverse-split). In addition, due to a missing stock certificate of that Company, the Company will be required to deliver a further reduced total of 25,183,418 (3,597,631 post reverse-split) shares of common stock at the closing, with the remaining 128,585 (17,941 post reverse-split) shares only upon delivery to the Company the missing stock certificate.

On February 20, 2004, the parties further amended the TA Acquisition Agreement ("Amendment No. 2"). The Company had identified certain accounting-related deficiencies in the books of TransAxis which predate the closing date, and that such deficiencies have and will continue to preclude TransAxis from being able to obtain audited financial statements without undue effort and expense, if at all. In order to avoid the cost of litigation and further disputes and negotiation, the Company and TransAxis agreed to reduce the number of shares issuable under the TA Acquisition Agreement from 25,183,418 (3,597,631 post reverse-split) to 3,200,000 (457,143 post reverse split), which were actually issued. In exchange, the Company actually received 350,900 shares of TransAxis stock, or 43.5% of the total outstanding shares of 805,000, with a right to receive an additional 22,482 lost shares of common stock and a right to convert certain debt into 2,916,533 shares of common stock upon the exercise of the Conversion Right. The Company never exercised the Conversion Right, and never controlled a majority of the common stock of TransAxis. The Company and TransAxis rescinded the Conversion Right, effective on June 17, 2004, but the Company retains its claim for $349,984.

After extensive discussions and following the unanimous determination of The Company's Board of Directors, the Company has terminated the TA Agreement as of June 17, 2004. This decision was based on both TransAxis' and the sellers' failure to disclose material liabilities and contingencies in connection with that company, as well as their failure to comply with their obligations under the agreement. The Company believes that it will recover the 3,200,000 (457,143 post reverse split) shares issued under the TA Acquisition Agreement.

On October 14, 2003, Don Marshall, the former director of TransAxis, appointed Paul Egan and Ciaran Egan, as directors of TransAxis; he then resigned as a director. On December 8, 2003, Fionn Stakelum was appointed as a director of TransAxis. As of August 24, 2004, Paul Egan, Ciaran Egan, and Fionn Stakelum resigned as directors of TransAxis.

Brown-Simpson Settlement
------------------------

Prior to the execution of the TA Acquisition Agreement, TransAxis had incurred a liability to Brown Simpson Partners I, Ltd. ("Brown Simpson") in the amount of approximately $1,400,000. During the three months ended December 31, 2003, the Company entered into a settlement agreement with Brown Simpson ("Brown Simpson Settlement Agreement") whereby the Company would issue to Brown Simpson 740,488 shares (post reverse-split) of Company common stock and pay the amount of $10,000 in cash in return for Brown Simpson's dismissal of all its claims against the Company. These shares were issued on December 30, 2003.

In June 2004, the Company cancelled the Brown Simpson Settlement Agreement. The Company believes it will receive the 740,488 shares (post reverse-split) that were issued to Brown Simpson. These shares are shown as outstanding on the Company's consolidated balance sheet at September 30, 2004, and the amount of $679,028 pertaining to these shares is shown as share cancellation receivable.

3. UNIPAY, INC.

On May 17, 2004, the Company announced the acquisition of Unipay, Inc.' Smokey Mountain payment processing division in Murphy, North Carolina on May 4, 2004. This division currently processes payment transactions (via credit cards and debit cards) through many of the largest processors, and has the ability to be a direct processor with full settlement capabilities. Unipay processes client transactions using its proprietary technology, Cyber-Terminal and Universal Payment software. The Company agreed to pay $150,000 in cash and issue 1,428,571 restricted shares (post reverse-split) of common stock (valued at $1,000,000) in exchange for the assets of the division.

On June 14, 2004, the Company informed Unipay and its sole shareholder, Unicomp, Inc. that due to the failures of these parties to the purchase agreement to perform as required under this agreement, including blocking access to the North Carolina premises, preventing transfer of assets, and failing to deliver business and other documents, the purchase transaction is terminated. The

Company actually paid $25,000 in connection with this agreement and issued the 1,428,571 restricted shares (post reverse-split); the Company expects to recover the 1,428,571 shares (post reverse-split) and will cancel them upon receipt. These shares are shown as outstanding on the Company's consolidated balance sheet at September 30, 2004, and the amount of $1,000,000 pertaining to these shares is shown as share cancellation receivable.

4. COMMON STOCK

Reverse Stock-Split.
--------------------

Effective November 8, 2004, the Company implemented a 1-for-7 reverse split of its common stock. The Company's condensed consolidated financial statements for the three months ended September 30, 2004 reflect the effects of this reverse stock-split.

Issuance of Common Stock for Services.
--------------------------------------

During the three months ended September 30, 2004, the Company issued 242,857 shares (post reverse-split) of its common stock registered under Form S-8 at $0.56 per share to various consultants and legal counsel for current and future services for a value of $136,000.

Also during the three months ended September 30, 2004, the Company issued 142,857 shares (post reverse-split) of its common stock registered under Form S-8 at $0.49 per share to a consultant for current and future services for a value of $70,000.

During the twelve months ended June 30, 2003, the Company issued 657,142 shares (post reverse-split) of common stock in error. The Company expects to recover these shares and will cancel them upon receipt. These shares are shown as outstanding on the Company's consolidated balance sheet at September 30, 2004, and the amount of $153,600 pertaining to these shares is shown as share cancellation receivable.

Sale of Common Stock.
---------------------

During the three months ended September 30, 2004, the Company received $375,000 in cash relating to stock options exercised during the twelve months ended June 30, 2004. This amount was credited to subscriptions receivable.

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

                                                Three months ended
                                                   September 30,
                                           --------------------------
                                               2004           2003
                                           --------------------------
Sales to external customers:
PaySafe                                    $      --      $      --
Rahaxi                                         365,952        299,943
                                           -----------    -----------
Total sales to external customers:         $   365,952    $   299,943
                                           ===========    ===========

Depreciation and amortization:
PaySafe                                    $     9,996    $    28,924
Rahaxi                                         133,734         78,644
                                           -----------    -----------
Total depreciation and amortization:       $   143,730    $   107,568
                                           ===========    ===========

General and administrative expense:
PaySafe                                    $   333,794    $   434,728
Rahaxi                                         114,991         53,509
                                           -----------    -----------
Total general and administrative expense   $   448,785    $   488,237
                                           ===========    ===========

Capital expenditures:
PaySafe                                    $     3,868    $    24,417
Rahaxi                                          96,627         85,932
                                           -----------    -----------
Total capital expenditures                 $   100,495    $   110,349
                                           ===========    ===========

Operating income (loss):
PaySafe                                    $  (950,015)   $(2,419,166)
Rahaxi                                         (28,181)         7,529
                                           -----------    -----------
Total operating income (loss)              $  (978,196)   $(2,411,637)
                                           ===========    ===========

Segment assets:
PaySafe                                    $    87,882    $   432,083
Rahaxi                                       4,933,676      4,672,636
                                           -----------    -----------
Total segment assets                       $ 5,021,558    $ 5,104,719
                                           ===========    ===========


6. RELATED PARTY TRANSACTIONS

Accrued Salaries - Officers.
----------------------------

The Company's president and shareholder, Paul Egan, has delayed payment of a portion of his salary in order to conserve the Company's cash. At September 30, 2004, the Company has recorded the amount of $48,253 in accrued salary due to Mr. Egan. This amount is shown as Accrued Salaries - Officers in the accompanying Consolidated Condensed Balance Sheet as of September 30, 2004.

The Company's chief financial officer and shareholder, Ciaran Egan, has delayed payment of a portion of his salary in order to conserve the Company's cash. At September 30, 2004, the Company has recorded the amount of $57,799 in accrued salary due to Mr. Egan. This amount is shown as Accrued Salaries - Officers in the accompanying Consolidated Condensed Balance Sheet as of September 30, 2004.

Advances by Related Parties.
----------------------------

The Company's President and shareholder, Paul Egan, has advanced funds to the Company for its operations. The Company was indebted to the President for $22,658 at June 30, 2004. During the three months ended September 30, 2004, Mr. Egan advanced the Company an additional $49,818. At September 30, 2004, the Company is indebted to the President in the net amount of $72,476, which is shown in the Due To Related Parties For Advances in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2004. Interest on the unpaid balances is accrued at the rate of 7% per annum.

The Company's Chief Financial Officer, Ciaran Egan, has advanced funds to the Company for its operations. The Company was indebted to the Chief Financial Officer for $30,178 at June 30, 2004. During the three months ended September 30, 2004, the Company repaid Mr. Egan the net amount of $29,194. At September 30, 2004, the Company is indebted to Mr. Egan in the net amount of $984, which is shown in Due To Related Parties For Advances in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2004. Interest on the unpaid balances is accrued at the rate of 7% per annum.

7. LEGAL PROCEEDINGS

There  are  legal   proceedings   involving  the  Company.   Please  see  "Legal
Proceedings" under Item 1 of Part II hereafter for a complete description of these proceedings.

8. SUBSEQUENT EVENTS

The Company's Board of Directors approved a one for seven reverse split of the Company's common stock, which became effective November 8, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion and analysis of the Registrant's financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

       Management believes that the company's near term growth opportunities will be derived form the European market place and a significant portion of its resources both financial and personnel, will be directed towards developing those opportunities. The Registrant also believes that from a technological infrastructure point of view it will centralize the hosting and development of its processing system in Europe from its operations in Helsinki, Finland.

       The Registrant's principal offices are in Santo Domingo, Dominican Republic; the Registrant also has offices in Helsinki, Finland; Dublin, Ireland; and Geneva, Switzerland. In February 2004, the Registrant announced that it was its intention to move its corporate headquarters to Miami, Florida in the United States. The Registrant has made no progress in securing an agreement with Spin Networks, who are based in Miami; therefore the Registrant has not proceeded further at this juncture in its efforts to locate a premises in Miami. However the Registrant expects to review its intention to move its headquarters to Miami in the third quarter of fiscal 2005 as it is still of the opinion that this city, from an administrative perspective, offers best location for a United States headquarters.

       While the Registrant's offices in Finland, Ireland and Switzerland will primarily focus on the European market, the company's office in the Dominican Republic will continue to pursue opportunities in the Caribbean and Latin America. Management believes that these emerging markets could offer favorable opportunities in the longer term. The Registrant previously had an agreement with Bank Nacional de Credito to distribute one of its products, the ePayPad; however, the bank was subsequently acquired by another entity and the company has been unable to move forward under this agreement with the new owners. The Registrant has initiated discussions with regard to establishing a market for its products in Asia, specifically China; representatives of the company have visited China, the introductions being hosted and arranged by Xinhua Financial Network.

       Effective November 8, 2004, the Registrant implemented a one for seven reverse split of its common stock. The company's condensed consolidated financial statements for the three months ended September 30, 2004 reflect the effects of this reverse stock-split. The new trading symbol for the Registrant's common stock as of that date is "FSRT".

Results of Operations.
---------------------

(a) Revenue.

       The Registrant recognized revenue of $365,952 for the three months ended September 30, 2004 compared to $299,943 for the three months ended September 30, 2003, an increase of $66,009 or approximately 22%. The increase was due to an increase in processing fees generated by the Registrant's subsidiary Rahaxi Processing Oy.

       The Registrant expects revenue levels to increase throughout the next twelve months as the company continues to introduce its service offerings; however, there can be no guarantee that the company's products will be accepted in the marketplace or that its sales efforts will be successful. Please see "Factors That May Affect Operating Results."

       The majority of the Registrant's revenue for the three months ended September 30, 2004 was from indirect merchant services, where revenue is generated on services primarily priced on a specified amount per transaction. The company believes that for fiscal 2005 it will also derive revenue from direct merchant services which revenue is generated on services primarily priced as a percentage of the transaction value. The majority of the Registrant's revenue for the three months ended September 30, 2003 was also generated from indirect merchant services .

       A significant percentage of the Registrant's revenue for the first quarter of fiscal 2005 has been derived from a limited number of the company's customers, primarily Finnish customers for its transaction processing products. Approximately 55% of the company's total revenue was attributable to its ten largest customers. The future loss of any major customer could have a material adverse effect on the Registrant's business, financial condition and results of operations. The Registrant believes that this customer concentration will continue for the remainder of fiscal 2005. The Registrant believes that this customer concentration will be diluted in the second half of fiscal 2006 as it pursues operations outside of Finland. The majority of Registrant's revenues for the first quarter of fiscal 2005 has been generated by its operations outside of the United States, and the company's future growth rate is, in part, dependent on continued growth in international markets. The Registrant expects this trend to continue through the fiscal year 2005.

(b) Cost of Revenue.

       Cost of revenue was $169,915 for the three months ended September 30, 2004 compared to $152,659 for the three months ended September 30, 2003, an increase of $17,256 or approximately 11%. The increase in cost of revenue is due in part to increased business volume. In addition, the Rahaxi has upgraded both the hardware and software of its processing platform, and these costs are recognized in the cost of revenue for the current period but not the prior period.

       Cost of revenue can be expected to increase in the coming twelve months if the company continues its current trend of increasing sales. The Registrant also intends to expand its service offering and its business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c) Non-Cash Compensation.

       The Registrant recorded non-cash compensation of $580,666 for three months ended September 30, 2004 compared to $1,940,856 for the three months ended September 30, 2003, a decrease of $1,360,190 or approximately 70%. During the three months ended September 30, 2003, the Registrant issued restricted shares of common stock valued at $1,100,000 to an investment banker and warrants valued at approximately $298,000 to various financial consultants for services with regard to the development and implementation of a plan for the company's financial structure. There were no warrants issued during the three months ended September 30, 2004.

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

(d) Selling, General and Administrative Expenses.

       Selling, general, and administrative expenses were $592,515 for the three months ended September 30, 2004 compared to $595,805 for the three months ended September 30, 2003, a decrease of $3,290 or approximately 1%. The Registrant continued to add to its product capabilities, with higher values for capitalized software and software licenses generating higher amortization expense. Depreciation expense also increased for similar reasons.

       During the three months ended September 30, 2004, the primary components of selling, general, and administrative expenses were: payroll and employee costs of approximately $159,000; depreciation and amortization expense of approximately $144,000; legal and accounting fees of approximately $128,000 due to ongoing litigation (see "Legal Proceedings"), and as a result of legal and accounting work involved with the Registrant's annual audit and compliance at its June 30, 2004 fiscal year end; travel costs of approximately $97,000; and facility costs (rent, telephone, utilities, building maintenance) of approximately $42,000.

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

(e) Interest Expense.

       The Registrant recognized net interest expense of $1,052 during the three months ended September 30, 2004 compared to interest expense of $16,551 for the three months ended September 30, 2003, a decrease of $15,499 or approximately 93%. Lower interest expense was due to lower levels of debt during the most recent quarter. Pursuant to the vFinance settlement agreement, the Registrant reversed the liability it had recorded to its president in the amount of $679,869, which had been accruing interest on this amount at the rate of 7% per annum.

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

(f) Net Loss.

       For the reasons stated above, the Registrant recorded a net loss of $978,196 for the three months ended September 30, 2004 compared to $2,405,928 for the three months ended September 30, 2003, a decrease of $1,427,732 or approximately 59%.

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

       The Registrant will attempt to continue to fund its operations through debt and equity financing until it achieves profitability, of which there is no guarantee. The Registrant expects these concerns regarding its perceived viability to continue throughout the fiscal year 2005.

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

Operating Activities.
---------------------

       The net cash used in operating activities was $163,390 for the three months ended September 30, 2004 compared to $269,348 for the three months ended September 30, 2003, a decrease of $105,958 or approximately 41%. A significant portion of cash used was attributed to the payment of non-cash compensation.

Liquidity and Capital Resources.
--------------------------------

       As of September 30, 2004, the Registrant had total current assets of $478,606 and total current liabilities of $1,446,398, resulting in a working capital deficit of $967,792. The Registrant has incurred significant losses and negative cash flows from operations for the last two years

       The Registrant recognizes the need for the infusion of cash during the 2005 fiscal year. The Registrant is pursuing various financing options. The company relies heavily upon the market liquidity of its stock as traded on the Over the Counter Bulletin Board for its ability to raise funds, for its ability to consummate acquisitions, and for the use of non-cash compensation for many of the company's consultants. Should the Registrant experience a weakening in the market for its common stock, both its short-term liquidity and its ability to achieve its long-term strategy could be adversely affected.

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

       To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the company's operational needs, the Registrant may seek to compensate providers of services by issuing stock in lieu of cash, which will also result in dilution to existing shareholders.

       The Registrant has been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $375,000 during the three months ended September 30, 2004 compared to $415,691 for the three months ended September 30, 2003, a decrease of $40,691 or approximately 10%. During the three months ended September 30, 2004, the Registrant received $375,000 in cash relating to stock options exercised during the twelve months ended June 30, 2004; this amount was credited to subscriptions receivable. At September 30, 2004, there is also a balance due of $500,000 for common stock sold in a prior period.

Certain Indebtedness.
---------------------

       The Registrant's President and shareholder, Paul Egan, has advanced funds to the Company for its operations. The Registrant was indebted to the President for $22,658 at June 30, 2004. During the three months ended September 30, 2004, Mr. Egan advanced the Registrant an additional $49,818. At September 30, 2004, the Registrant is indebted to the President in the net amount of $72,476, which is shown in the Due To Related Parties For Advances in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2004. Interest on the unpaid balances is accrued at the rate of 7% per annum.

       The Registrant's Chief Financial Officer, Ciaran Egan, has advanced funds to the Registrant for its operations. The Registrant was indebted to the Chief Financial Officer for $30,178 at June 30, 2004. During the three months ended September 30, 2004, the Registrant repaid Mr. Egan the net amount of $29,194. At September 30, 2004, the Registrant is indebted to Mr. Egan in the net amount of $984, which is shown in Due To Related Parties For Advances in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2004. Interest on the unpaid balances is accrued at the rate of 7% per annum.

       The Registrant expects to repay these amounts as soon as sufficient cash flow from operations is generated.

Exchange Rates
--------------

       The Registrant's operations are principally in Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso; and in Helsinki Finland under the Rahaxi subsidiary, operated in its local currency, the Euro. All assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in the accumulated comprehensive income (loss). The accumulated foreign currency translation adjustment is $4,547 at September 30, 2004.

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

Inflation.
---------

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------

       Within the 90 days prior to the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the

Company's president and its chief financial officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective, at the reasonable assurance level, in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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

Sportinghet PLC v. FreeStar Technology Corporation.
---------------------------------------------------

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

Diamond Club of America, Inc. v. FreeStar Technology Corporation.
-----------------------------------------------------------------

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

Shelly Singhal v. FreeStar Technology Corporation.
--------------------------------------------------

       On August 24, 2004, Shelly Singhal, a former investment banker for the Registrant, filed a lawsuit in the Clark County Nevada Superior Court for breach of contract, breach of covenant of fair dealing, civil conspiracy and specific performance. The banker claims that he is entitled to a fee for services of 10,000,000 (1,428,571 post reverse-split) unrestricted shares of the
Registrant's common stock. On October 20, 2004, Mr. Singhal sought summary judgment on his complaint. That motion was denied in its entirety.

       Management believes the Registrant has meritorious claims and defenses to Mr. Singhal's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

Securities and Exchange Commission Investigation.
------------------------------------------------

       In January 2003, the Registrant was advised by the staff of the Denver office of the SEC that it had initiated an informal, non-public inquiry. Since that time, the staff has sought and received production of documents and testimony relating to certain financing transactions entered into by the Registrant, issuance of its stock in compliance with the registration provisions, facts stated in press releases and reports filed with the Commission concerning, among other things, the Registrant's assets, operations, financial condition, anticipated revenue and strategic initiatives.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

       None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Registrant's Board of Directors unanimously approved a proposal to decrease the issued and outstanding common stock of the company (also known as a reverse stock split) by the ratio of seven existing shares of common stock for each new one share of common stock without a change in the authorized shares of common stock of the company. The Registrant received the written consent of a majority of the voting power associated with the common stock for this corporate action. The reverse stock split was affected on November 8, 2004, a date at least twenty days after the filing and mailing of an Information Statement to all shareholders of record from whom the Registrant did not seek written consent.

ITEM 5.  OTHER INFORMATION.

       (a) On August 3, 2004, the Registrant issued 14,400,000 (2,057,143 post reverse-split) shares of common stock to Paul Egan as a replacement of the 14,400,000 shares previously issued to Mr. Egan in November 2001 as a loan repayment and as compensation. These shares were subsequently transferred from Mr. Egan's ownership to vFinance Investments in connection with a financing agreement between the Registrant and vFinance; these shares were returned to the Registrant and cancelled under the terms of a settlement agreement in connection with a legal action between the parties.

       (b) The Registrant's President and shareholder, Paul Egan, has delayed payment of a portion of his salary in order to conserve the company's cash. At September 30, 2004, the Registrant has recorded the amount of $48,253 in accrued salary due to Mr. Egan.

       (c) The Registrant's Chief Financial Officer and shareholder, Ciaran Egan, has delayed payment of a portion of his salary in order to conserve the company's cash. At September 30, 2004, the Registrant has recorded the amount of $57,799 in accrued salary due to Mr. Egan.

ITEM 6.  EXHIBITS.

       Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FreeStar Technology Corporation


Dated: November 12, 2004            By: /s/ Paul Egan
                                    --------------------------------------------
                                    Paul Egan, President/Chief Executive Officer


Dated: November 12, 2004            By: /s/ Ciaran Egan
                                    --------------------------------------------
                                    Ciaran Egan, Secretary/Treasurer/
                                    Chief Financial Officer

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

4.17 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3), dated April 7, 2004 (incorporated by reference to Exhibit 4 of the Form S-8 PSO filed on April 19, 2004).

10.1 Employment Agreement between the Registrant and Ciaran Egan, dated August 9, 2001 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 14, 2001).

10.2 Employment Agreement between the Registrant and Paul Egan, dated August 9, 2001 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on August 14, 2001).

10.3 Consulting Agreement between the Registrant and Margaux Investment Management Group S.A., dated August 23, 2003 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB/A filed on October 28, 2004).

10.4 Addendum to Employment Contract between the Registrant and Paul Egan, dated August 9, 2004 (incorporated by reference to Exhibit 10.4 of the Form 10-KSB/A filed on October 28, 2004).

10.5 Addendum to Employment Contract between the Registrant and Ciaran Egan, dated August 9, 2004 (incorporated by reference to Exhibit 10.5 of the Form 10-KSB/A filed on October 28, 2004).

10.6 Rescission Agreement between the Registrant and TransAxis, Inc., dated August 24, 2004 (effective on June 17, 2004) (incorporated by reference to Exhibit 10 of the Form 8-K/A filed on August 26, 2004).

16.1   Letter  on  change  in  certifying   accountant,   dated  March  9,  2001
       (incorporated by reference to Exhibit 16.2 of the Form 8-K/A filed on March 13, 2001).

16.2 Letter on change in certifying accountant, dated October 17, 2002 (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on October 22, 2002).

16.3   Letter  on  change  in  certifying   accountant,   dated  June  28,  2004
       (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 16, 2004).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 20, 2003).

23 Consent of Independent Certified Public Accountants (incorporated by reference to Exhibit 23 of the Form 10-KSB/A filed on October 28, 2004).

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