Form 10QSB
period 2004-12-31
FREESTAR TECHNOLOGY CORP
filed 2005-02-14
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-28749


                         FREESTAR TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                         88-0446457
-------------------------------                         ------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)


               Calle Fantino Falco, J.A. Baez Building, 2nd Floor,
                        Santo Domingo, Dominican Republic
               ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                (809) 368-2001.
                          ------------------------------
                         (Registrant's Telephone Number)

             ----------------------------------------------------
             (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such
filing requirements for the past 90 days. Yes  X   No    .
                                             -----   ----

         As of December 31, 2004, the Registrant had 70,717,750 (1) shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
 Yes     No  X   .
    ----   ----

(1) Adjusted for a one for seven reverse split that was effective on November 8, 2004

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

            ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                     CONDENSED CONSOLIDATED BALANCE
                     SHEET AS OF DECEMBER 31, 2004............................3

                     CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                     AND COMPREHENSIVE LOSSES FOR THE THREE AND SIX MONTHS
                     ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003............4

                     CONDENSED CONSOLIDATED STATEMENTS
                     OF CASH FLOWS FOR THE SIX MONTHS ENDED
                     DECEMBER 31, 2004 AND DECEMBER 31, 2003..................5

                     NOTES TO CONDENSED CONSOLIDATED
                     FINANCIAL STATEMENTS.....................................7

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........14

            ITEM 3.  CONTROLS AND PROCEDURES.................................29

PART II - OTHER INFORMATION

            ITEM 1.  LEGAL PROCEEDINGS.......................................30

            ITEM 2.  UNREGISTERED SALES OF EQUITY
                     SECURITIES AND USE OF PROCEEDS..........................32

            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.........................32

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                     OF SECURITY HOLDERS.....................................32

            ITEM 5.  OTHER INFORMATION.......................................33

            ITEM 6.  EXHIBITS................................................33

SIGNATURES...................................................................34

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         FREESTAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
                                   (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $   28,794
  Accounts receivable, net of allowance for doubtful
    accounts of $37,332                                                219,689
  Other current assets                                                  92,295
                                                                    ----------

      Total current assets                                             340,778

Property, plant and equipment, net of accumulated
  depreciation and amortization                                         87,222

Software license, net of accumulated amortization                    1,790,249
Customer relationships and contracts, net of
   accumulated amortization                                          1,702,559
Software, net of accumulated amortization                            1,074,144
                                                                    ----------

      Total assets                                                  $4,994,952
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                              1,281,251
  Due to related parties for advances                                  187,783
  Accrued salaries - officers                                          128,553
                                                                    ----------

      Total current liabilities                                      1,597,587
                                                                    ----------

Stockholders' equity:
  Convertible  preferred  stock,  series A, $0.001
     par value, 1,000,000 shares authorized; 1,000,000
     shares issued and outstanding                                       1,000
  Convertible  preferred  stock,  series B, $0.001
     par value, 4,000,000 shares authorized; 2,500,000
     shares issued and outstanding                                       2,500
  Additional paid-in capital - preferred stock                       2,229,558
 Common stock, $0.001 par value, 500,000,000 shares
   authorized; 70,717,750 (1)shares issued and outstanding              70,718
 Additional paid-in capital - common stock                          29,171,010
 Share cancellation receivable                                      (2,434,628)
 Subscription receivable                                              (648,693)
 Deferred compensation                                                (709,656)
 Accumulated deficit                                               (24,339,972)
 Accumulated other comprehensive gain  (loss)                           55,528
                                                                  ------------

     Total stockholders' equity                                      3,397,365
                                                                  ------------

                                                                  $  4,994,952
                                                                  ============

(1) Adjusted for a one for seven reverse split of the common stock that was effective on November 8, 2004


                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                            AND COMPREHENSIVE LOSSES
                                   (Unaudited)

                                               Three Months   Three Months    Six Months    Six Months
                                                  Ended          Ended          Ended         Ended
                                               December 31,   December 31,   December 31,  December 31,
                                                   2004           2003           2004          2003
                                                                                           (Restated) (1)
                                               -----------    -----------    -----------    -----------
Revenue                                        $   424,772    $   361,431    $   790,724    $   661,374

Cost of revenue                                    258,380        282,776        428,295        435,435
                                               -----------    -----------    -----------    -----------

Gross profit                                       166,392         78,655        362,429        225,939

Non-cash compensation                              692,526        611,552      1,273,192      1,643,408

Selling, general and administrative expenses       823,317        720,151      1,415,832      1,315,956
                                               -----------    -----------    -----------    -----------

Loss from operations                            (1,349,451)    (1,253,048)    (2,326,595)    (2,733,425)

Interest expense                                      (852)       (15,910)        (1,904)       (32,461)
                                               -----------    -----------    -----------    -----------

Net Loss                                        (1,350,302)    (1,268,958)    (2,328,498)    (2,765,886)

Other comprehensive income                          50,981        112,965         64,943        125,896
                                               -----------    -----------    -----------    -----------

Comprehensive loss                             $(1,299,321)   $(1,155,993)   $(2,263,555)   $(2,639,990)
                                               ===========    ===========    ===========    ===========

Loss per share - basic and diluted             $     (0.02)   $     (0.02)   $     (0.03)   $     (0.06)
                                               ===========    ===========    ===========    ===========

Weighted average shares outstanding -
    basic and diluted (2)                       69,401,578     54,644,255     68,767,972     42,079,843
                                                ==========     ==========     ==========     ==========

(1)  See Note 5.

(2) Adjusted for a one for seven reverse split of the common stock that was effective on November 8, 2004

                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months     Six Months
                                                           Ended           Ended
                                                        December 31,   December 31,
                                                            2004           2003
                                                        -----------    -----------
Cash flows from operating activities:
   Net loss                                             $(2,328,498)   $(2,765,886)

Adjustments to reconcile net loss to net cash
  provided by operating activities:
         Depreciation and amortization                      291,410        258,222

         Non-cash compensation                            1,273,192      1,643,408

   Changes in assets and liabilities:
      (Increase) decrease in assets
         Accounts receivable                                (48,083)       (35,629)
         Inventories                                              -         56,553
         Deferred revenue                                         -        (29,917)
         Other assets                                       (62,253)       (96,898)
      Increase (decrease) in liabilities
         Accounts payable and accrued expenses              102,723        393,329
         Due to shareholders                                128,553         16,475
                                                        -----------    -----------

            Total adjustments                             1,685,542      2,205,543
                                                        -----------    -----------

            Net cash used in operating activities          (642,956)      (560,343)
                                                        -----------    -----------

Cash flows from investing activities:
   Purchase of fixed assets                                 (42,373)       (11,911)

   Purchase of software and capitalized software cost      (225,600)      (385,406)

   Investment in TransAxis, Inc.                                 --        (75,000)
                                                        -----------    -----------

            Net cash used in investing activities          (267,973)      (472,317)
                                                        -----------    -----------
Cash flows from financing activities:

   Proceeds from sale of common stock                            --      1,046,152

   Proceeds from exercise of stock options/warrants         804,000        307,500

   Advances (repayments) from related party, net            184,500        (11,585)
                                                        -----------    -----------

            Net cash provided by financing activities       988,500      1,342,067
                                                        -----------    -----------

Net increase in cash and cash equivalents                    77,571        309,407

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                         Six Months    Six Months
                                                           Ended        Ended
                                                        December 31,   December 31,
                                                            2004          2003
                                                        -----------    -----------
Foreign currently translation adjustments                  (254,982)        16,311

Cash and cash equivalents, beginning of period              206,205        264,423
                                                        -----------    -----------

Cash and cash equivalents, end of period                $    28,794    $   590,141
                                                        ===========    ===========
Supplemental disclosure of cash flow information:
   Interest paid                                        $        --    $        --
                                                        ===========    ===========

   Income tax paid                                      $        --    $        --
                                                        ===========    ===========

   Effect of reverse split of common stock              $   409,906    $        --
                                                        ===========    ===========
   Shares and warrants and options  issued
      for services                                      $   586,558    $ 1,643,408
                                                        ===========    ===========

   Cancellation of shares of common stock               $   150,000    $        --
                                                        ===========    ===========
   Issuance of 4,000,000 shares of common stock
      to replace shares contributed by a
      shareholder for a debt conversion                 $        --    $   270,000
                                                        ===========    ===========
   Issuance of 7 million shares of common stock
      for unpaid accrued salaries to officers
      and salaries                                      $        --    $   343,000
                                                        ===========    ===========
   Debt to related party incurred in relation to
      convertible  notes payable and related
      accrued expenses paid off by shares owned
      by the president of the Company                   $        --    $   679,869
                                                        ===========    ===========

   Issuance of 8,383,418 shares for investment
      in TransAxis, Inc.                                $        --    $ 1,431,028
                                                        ===========    ===========

                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATON
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis of Presentation.
----------------------

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2004. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of December 31, 2004, the results of operations for the three-month and six-month periods ended December 31, 2004 and 2003, and cash flows for the six months ended December 31, 2004 and 2003. The results of operations for the six-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature of Business Operations.
-----------------------------

The Company (formerly Freestar Technologies) was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Santo Domingo, Dominican Republic; the company also has offices in Helsinki, Finland; Dublin, Ireland; and Geneva, Switzerland.

The Registrant intends to increase revenue from its core payment processing products, which include: (1) Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Sale of Point of Sale
Solutions: sales of "Point of Sale" terminals as well as integrated cash register systems; (3) transaction fees stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion credit card services to merchants and acquiring banks (the company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and
(6) Consulting Fees: consulting services provided to financial institutions and merchants.

Going Concern.
--------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $2,328,498 for the six months ended December 31, 2004 and $6,335,273 for the year ended June 30, 2004, and had an accumulated deficit of $24,339,972 as of December 31, 2004. The

Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements. Management's belief is based on the Company's operating plan, which in turn is based on assumptions that may prove to be incorrect. If the Company's financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Processing fee revenue is earned based upon the actual number of transactions processed through its processing system. Transaction processing fees are recognized in the period that the service is performed. These fees are charged on a per transaction basis, depending on the arrangement with the customers. Pre-billing for the estimated number of transactions processed in the future was classified as deferred revenue.

Stock Based Compensation.
-------------------------

The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost recognized over the vesting period based on the excess, if any, on the grant date of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued non-employees are valued using the Black-Scholes pricing model and expensed over the period services are provided.

In December 2002, the FASB issued No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on the Company's consolidated financial position and results of operations as the Company has not elected to adopt the fair value-based method accounting for stock-based employee compensation under SFAS No. 123. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements in the third quarter of fiscal 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                     Three Months Ended             Six Months Ended
                                        December 31,                  December 31,
                                --------------------------    --------------------------
                                    2004           2003           2004           2003
                                -----------    -----------    -----------    -----------
Net loss, as reported           $(1,350,302)   $(1,268,958)   $(2,328,498)   $(2,765,886)

Compensation recognized under
APB No. 25                                0              0              0              0

Compensation recognized under
SFAS 123                                  0              0              0              0
                                -----------    -----------    -----------    -----------

Pro forma net loss              $(1,350,302)   $(1,268,958)   $(2,328,498)   $(2,765,886)
                                ===========    ===========    ===========    ===========

Pro forma loss per share        $     (0.02)   $     (0.02)   $     (0.03)   $     (0.08)
                                ===========    ===========    ===========    ===========

Capitalized Software Development Costs.
--------------------------------------

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

As of June 30, 2004, the Company capitalized $506,424 of software development in accordance with SFAS No. 86. During the six months ended December 31, 2004, the Company placed into service $152,652, and capitalized an additional $183,610. As of December 31, 2004, the Company has capitalized a net amount of $537,382 that is yet to be placed onto service.

Software costs also include the Enhanced Transactions Secured Software ("ETSS"), which was originally contributed by the founder and president of ePayLatina, S.A. This software is essential for the use of the Company's ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three years. These costs have been substantially amortized as of December 31, 2004.

Recent Accounting Pronouncements
--------------------------------

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt Statement 123(R) on July 1, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:


1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company will adopt Statement 123(R) on July 1, 2005, however, management is still evaluating which method to adopt.

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

In November 2004, the FASB issued FAS 151, "Inventory Costs * an amendment of ARB No. 43, Chapter 4" ("FAS 151"). FAS 151 amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, FAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of FAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect this new standard to have a material effect on its consolidated financial position or results of operations

2. COMMON STOCK

Reverse Stock-split.
--------------------

Effective November 8, 2004, the Company implemented a 1-for-7 reverse split of its common stock. All references to the financial statements and notes thereto, numbers of shares and share amounts outstanding, have been retroactively restated to reflect the reverse stock-split.

Issuance of Common Stock for Services.
--------------------------------------

During the six months ended December 31, 2004, the Company entered into the following transactions

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

The Company issued 200,000 shares (post reverse-split) of its common stock registered under Form S-8 at $0.237 per share to a consultant for current and future services for a value of $47,358.

The Company issued 200,000 shares (post reverse-split) of its common stock to registered under Form S-8 at $0.39 per share to a consultant for current services for a value of $78,000.

All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

Also during the six months ended December 31, 2004, the Company issued options to purchase 2,142,857 shares of common stock at a price of $0.175 per share. The fair valuie of these options was calculated using the Black-Scholes pricing model, and the amount of $255,200 was charged to operations during the six months ended December 31, 2004.

Also during the six months ended December 31, 2004, deferred compensation in the amount of $686,634 was charged to operations.

Recovery of Shares Issued in Error.
-----------------------------------

During the six months ended December 31, 2004, the Company recovered 142,857 (post reverse-split) shares of common stock valued at $150,000 previously issued in error.

Sale of Common Stock.
---------------------

During the six months ended December 31, 2004, the Company received $429,000 in cash relating to stock options exercised during the twelve months ended June 30, 2004. No cash was received at the time of the exercise. The total exercise price of these options was $500,000 representing the purchase of 10,000,000 shares of the Company's restricted common stock. At December 31, 2004, the amount of $479,000 has been collected for this options exercise, and $21,000 remains in subscriptions receivable.

Also during the six months ended December 31, 2004, the Company received an additional $375,000 in cash relating to stock options exercised during the six months ended December 31, 2004.

3. SEGMENT INFORMATION

The Company currently operates two business segments: (1) the sale of its secure transaction processing system ePayPad and related service, and (2) transaction processing fees generated through its wholly owned subsidiary, Rahaxi Processing Oy. Intercompany receivable and payable are subtracted from the total assets and liabilities for the segments, which are eliminated in consolidation and therefore, do not themselves impact consolidated results.

                                               Three Months Ended              Six Months Ended
                                                   December 31,                  December 31,
                                           --------------------------    --------------------------
                                               2004           2003           2004           2003
                                           -----------    -----------    -----------    -----------
Sales to external customers:
PaySafe                                    $        --    $        --    $        --    $        --
Rahaxi                                         424,772        361,431        790,724        661,374
                                           -----------    -----------    -----------    -----------
Total sales to external customers:         $   424,772    $   361,431    $   790,724    $   661,374
                                           ===========    ===========    ===========    ===========
Depreciation and amortization:
PaySafe                                    $    13,579    $    30,327    $    23,575    $    59,251
Rahaxi                                         134,101        120,327        267,835        198,971
                                           -----------    -----------    -----------    -----------
Total depreciation and amortization:       $   147,680    $   150,654    $   291,410    $   258,222
                                           ===========    ===========    ===========    ===========
Selling, general and administrative
expense without depreciation and
amortizaton:
PaySafe                                    $   449,532    $   484,781    $   783,326    $   919,509
Rahaxi                                         226,105         84,716        341,096        138,225
                                           -----------    -----------    -----------    -----------
Total general and administrative expense   $   675,637    $   569,497    $ 1,124,422    $ 1,057,734
                                           ===========    ===========    ===========    ===========
Capital expenditures:
PaySafe                                    $    21,903    $     4,129    $    25,771    $    28,546
Rahaxi                                         145,575        282,839        242,202        368,771
                                           -----------    -----------    -----------    -----------
Total capital expenditures                 $   167,478    $   286,968    $   267,973    $   397,317
                                           ===========    ===========    ===========    ===========
Net income (loss):
PaySafe                                    $(1,157,411)   $(1,154,313)   $(2,107,426)   $(2,626,309)
Rahaxi                                        (192,891)      (114,645)      (221,072)      (107,116)
                                           -----------    -----------    -----------    -----------
Total operating income (loss)              $(1,350,302)   $(1,268,958)   $(2,328,498)   $(2,733,425)
                                           ===========    ===========    ===========    ===========
Segment assets:
PaySafe                                    $    98,886    $ 2,186,130    $    98,886    $ 2,186,130
Rahaxi                                       4,896,066      4,957,625      4,896,066      4,957,625
                                           -----------    -----------    -----------    -----------
Total segment assets                       $ 4,994,952    $ 7,143,755    $ 4,994,952    $ 7,143,755
                                           ===========    ===========    ===========    ===========

4. RELATED PARTY TRANSACTIONS

Accrued Salaries - Officers.
---------------------------

The Company's president, Paul Egan, who is also a shareholder, has delayed payment of a portion of his salary in order to conserve the Company's cash. At December 31, 2004, the Company has recorded the amount of $75,753 in accrued salary due to Mr. Egan. This amount is shown as Accrued Salaries - Officers in the accompanying Consolidated Condensed Balance Sheet as of December 31, 2004.

The Company's chief financial officer, Ciaran Egan, who is also a shareholder, has delayed payment of a portion of his salary in order to conserve the Company's cash. At December 31, 2004, the Company has recorded the amount of $52,800 in accrued salary due to Mr. Egan. This amount is shown as Accrued Salaries - Officers in the accompanying Consolidated Condensed Balance Sheet as of December 31, 2004.

Advances by Related Parties.
---------------------------

Paul Egan has advanced funds to the Company for its operations. The Company was indebted to the Mr. Egan for $22,658 at June 30, 2004. During the six months ended December 31, 2004, Mr. Egan advanced the Company an additional $122,653. At December 31, 2004, the Company is indebted to Mr. Egan in the net amount of $158,236, including interest of $12,925. The entire amount of principal and interest is shown in the Due To Related Parties For Advances in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2004. Interest on the unpaid balances is accrued at the rate of 7% per annum.

Ciaran Egan has advanced funds to the Company for its operations. The Company was indebted to Mr. Egan for $30,178 at June 30, 2004. During the six months ended December 31, 2004, the Company repaid Mr. Egan the net amount of $1,381. At December 31, 2004, the Company is indebted to Mr. Egan in the net amount of $29,547, including interest of $750. The entire amount of principal and interest is shown in Due To Related Parties For Advances in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2004. Interest on the unpaid balances is accrued at the rate of 7% per annum.

5. CHANGE IN PRIOR PERIOD

During the audit of the Company's financial statements for the twelve months ended June 30, 2004, the Company made an accounting adjustment for a certain transaction that occurred during the three months ended September 30, 2003. The Company sold 15,700,000 restricted shares of common stock to a previously unaffiliated third party at $0.01 per shares. The Company originally charged the difference between the sales price of the stock and the market price of $909,000 to non-cash compensation. This adjustment reverses the charge to expense, in order to maintain consistency in the manner which similar transactions had been recorded. The result of this adjustment was a decrease in non-cash compensation expense of $909,000 and a corresponding decrease in the net less for the three months ended September 30, 2003 and six months ended December 31, 2003. The net effects of the adjustment for the three months ended September 30, 2003 and the six months ended December 31, 2003 are as follows:

                                       Three Months                        Six Months
                                    Ended September 30,                Ended December 31,
                                           2003                               2003
                             ----------------------------------  --------------------------------
                              As Originally                        As Originally
                                 Reported        Restated            Reported        Restated
                             ----------------------------------  --------------------------------
Non-cash compensation            1,940,856       1,031,856            2,552,408     1,643,408
Net loss                        (2,405,928)     (1,268,958)           3,674,886     2,765,886
Loss per share -
    basic and diluted           $    (0.04)     $    (0.02)          $    (0.09)   $    (0.06)

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

Overview.
--------

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

         The new system will enable the Registrant to meet the latest Visa and MasterCard standards and to pave the way for EMV Europay/MasterCard/Visa ("EMV") compliance. The Registrant will also be capable of supporting the latest Visa 3D secure payment technology. EMV is an agreed-upon protocol for the introduction of smart cards. Chip-based bank and payment cards provide a substantial increase in the security of consumer payment transactions, and the Registrant expects it will be the standard throughout Europe by sometime in 2005. EMV is also gaining momentum in Asia and America, and promises complete global interoperability of bankcards for consumers. All payment processors will have to be able to accept payments mediated by smart cards in order to remain competitive, and meeting EMV compliance has major implications for all aspects of the payment handling processes. Management believes that with the company's investment in the upgraded NonStop systems running the newest ACI software, it can meet its projected increasing capacity needs and ensure future volume growth.

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

         Effective November 8, 2004, the Registrant implemented a one for seven reverse split of its common stock. The company's condensed consolidated financial statements for the three months ended December 31, 2004 reflect the effects of this reverse stock-split. The new trading symbol for the Registrant's common stock as of that date is "FSRT."

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

(a) Revenue.
------------

         The Registrant recognized revenue of $424,772 for the three months ended December 31, 2004 compared to $361,431 for the three months ended December 31, 2003, a increase of $63,341 or approximately 18%. The increase was due to an increase in processing fees generated by the Registrant's subsidiary Rahaxi Processing Oy. The Registrant expects this trend to continue throughout the remainder of fiscal 2005 as a continued increase in consumers' preference to use credit and debit cards as against cash will result in increased transactional volume

         For the three months ended December 31 ,2004 the Registrant processed 4,285,230 transactions, an increase of 1,127,946, or 33.58%, over the 3,358,284 transactions that were processed in the corresponding period ended December 31,2003.

         The Registrant expects revenue levels to increase throughout the next twelve months as the company continues to introduce its service offerings such as EMV transaction processing , the Registrant believes that it will derive a higher price per transaction for processing EMV transactions as compared to non EMV transactions; however, there can be no guarantee that the company's products will be accepted in the marketplace or that its sales efforts will be successful. Please see "Factors That May Affect Operating Results."

         The majority of the Registrant's revenue for the three months ended December 31, 2004 was from indirect merchant services, where revenue is generated on services primarily priced on a specified amount per transaction. The company believes that for the remainder of fiscal 2005 it will also begin to derive revenue from direct merchant services which revenue is generated on services primarily priced as a percentage of the transaction value. The majority of the Registrant's revenue for the three months ended December 31, 2003 was also generated from indirect merchant services.

         A significant percentage of the Registrant's revenue for the three months ended December 31, 2004 has been derived from a limited number of the company's customers, primarily Finnish customers for its transaction processing products. Approximately 55% of the company's total revenue was attributable to its ten largest customers. The future loss of any major customer could have a material adverse effect on the Registrant's business, financial condition and results of operations. The Registrant believes that this customer concentration will continue for the remainder of fiscal 2005. The Registrant believes that this customer concentration will be diluted in the second half of fiscal 2006 as it pursues operations outside of Finland. The majority of Registrant's revenues for the three months ended December 31, 2004 have been generated by its operations outside of the United States, and the company's future growth rate is, in part, dependent on continued growth in international markets. The Registrant expects this trend to continue through the remainder of fiscal year 2005.

(b) Cost of Revenue.
--------------------

         Cost of revenue was $258,380 for the three months ended December 31, 2004 compared to $282,776 for the three months ended December 31, 2003, a decrease of $24,396 or approximately 9%. The decrease in cost of revenue is due in part to increased business volume. In addition, the Rahaxi has upgraded both the hardware and software of its processing platform, and these costs are recognized in the cost of revenue for the current period but not the prior period. The Registrant will continue to invest in its technical infrastructure to ensure delivery of cost effective and competitive products to its customers.

         Cost of revenue can be expected to increase in the coming twelve months if the company continues its current trend of increasing sales. The Registrant also intends to expand its service offering and its business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c) Non-cash Compensation.
--------------------------

         The Registrant recorded non-cash compensation of $692,526 for three months ended December 31, 2004 compared to $611,552 for the three months ended December 31, 2003, an increase of $80,974 or approximately 13%. During the three months ended December 31, 2004, the Registrant charged to operations the amount of $437,236, representing the cost of common stock issued to consultants for services rendered during the period. The Registrant also issued warrants valued at approximately $255,000 and common stock valued at approximately $125,000 to consultants for services.

         The Registrant expects non-cash compensation to increase during the coming twelve months. The Registrant's expected continued expansion in its various geographic markets will create a growing need for local consultants and advisors that will be satisfied in large part via non-cash compensation. Management intends to continue to utilize non-cash compensation in order to conserve cash.

(d) Selling, General and Administrative Expenses.
-------------------------------------------------

         Selling, general, and administrative expenses were $823,317 for the three months ended December 31, 2004 compared to $720,151 for the three months ended December 31, 2003, an increase of $103,166 or approximately 14%. The Registrant continued to add to its product capabilities, with higher values for capitalized software and software licenses generating higher amortization expense. Depreciation expense also increased for similar reasons.

         During the three months ended September 30, 2004, the primary components of selling, general, and administrative expenses were: legal and accounting fees of approximately $191,000; payroll and employee costs of approximately $181,000; depreciation and amortization expense of approximately $141,000; facility costs (rent, telephone, utilities, and building maintenance) of approximately $89,000; and consulting fees of approximately $49,000.

         The level of future selling, general, and administrative expenses will largely depend on the pace of the Registrant's growth in the market for payment processing products and upon the cost of outside services and professional fees, including legal fees relating to litigation. The company fully expects these costs to increase as it continues its expected rollout of product offerings. In addition, selling expenses will continue to increase due to increased focus on obtaining new customers. The Registrant intends to focus additional resources in the areas of sales personnel salaries, trade show participation, and other promotional expenses. In addition, the Registrant may pursue further acquisitions in order to facilitate its growth and exploit market opportunities, which would further drive up legal and accounting fees, payroll, and travel costs.

(e) Interest Expense.
--------------------

         The Registrant recognized net interest expense of $852 during the three months ended December 31, 2004 compared to interest expense of $15,910 for the three months ended December 31, 2003, a decrease of $15,058 or approximately 95%. Lower interest expense was due to lower levels of debt during the most recent quarter. Pursuant to the vFinance settlement agreement, the Registrant reversed the liability it had recorded to its president in the amount of $679,869, which had been accruing interest on this amount at the rate of 7% per annum.

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

(f) Net Loss.
-------------

         For the reasons stated above, the Registrant recorded a net loss of $1,350,302 for the three months ended December 31, 2004 compared to $1,268,958 for the three months ended December 31 2003, an increase of $81,344 or approximately 6%.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2003

(a) Revenue.
------------

         The Registrant recognized revenue of $790,724 for the six months ended December 31, 2004 compared to $661,374 for the six months ended December 31, 2003, an increase of $129,350 or approximately 20%. The primary reason for the increase in revenue is directly related to the increase in transactions processed by the Registrant during the period. For the six months ended December 31, 2004, the Registrant processed 8,045,860 transactions, an increase of 1,439,193, or 21.78%, over the 6,606,664 transactions that were processed during the six months ended December 31, 2003.

(b) Cost of Revenue.
--------------------

         Cost of revenue was $428,295 for the six months ended December 31, 2004 compared to $435,435 for the six months ended December 31, 2003, a decrease of $7,140 or approximately 2%. The decrease in cost of revenue is due in part to the Registrant deciding to bring some outsourced fixed cost services, such as its Rahaxi call center, under its own control. The Registrant also gained favorably from the decline in the United States Dollar versus the Euro, as some of its fixed costs related to development are priced in United States dollars and revenue is derived in the Euro.

(c) Non-cash Compensation.
--------------------------

         The Registrant recorded non-cash compensation of $1,273,192 for six months ended December 31, 2004 compared to $1,643,408 for the six months ended December 31, 2003, a decrease of $370,216 or approximately 23%. During the six months ended December 31, 2004, the Registrant charged to operations the amount of $1,017,992 representing the fair value of stock issued for services rendered during the period. Also during the six months ended December 31, 2004, the Registrant charged to operations the amount of $255,200 representing the fair value of options and warrants issued to consultants during the period. During the six months ended December 31, 2003, the Registrant issued restricted shares of common stock valued at $1,100,000 to an investment banker for consulting services with regard to with regard to the development and implementation of a plan for the Company's financial structure; there was no such charge during the six months ended December 31, 2004.

(d) Selling, General and Administrative Expenses.
-------------------------------------------------

         Selling, general, and administrative expenses were $1,415,832 for the six months ended December 31, 2004 compared to $1,315,956 for the six months ended December 31, 2003, an increase of $99,876 or approximately 8%. The Registrant continued to add to its product capabilities, with higher values for capitalized software and software licenses generating higher amortization expense. Depreciation expense also increased for similar reasons.

(e) Interest Expense.
---------------------

         The Registrant recognized net interest expense of $1,904 during the six months ended December 31, 2004 compared to interest expense of $32,461 for the six months ended December 31, 2003, a decrease of $30,557 or approximately 94%. Lower interest expense was due to lower levels of debt during the most recent quarter. Pursuant to the vFinance settlement agreement, the Registrant reversed the liability it had recorded to its president in the amount of $679,869, which had been accruing interest on this amount at the rate of 7% per annum during the six months ended December 31, 2003.

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


(f) Net Loss.
-------------

         For the reasons stated above, the Registrant recorded a net loss of $2,328,498 for the six months ended December 31, 2004 compared to $2,765,886 for the six months ended December 31 2003, a decrease of $437,388 or approximately 16%.

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

         The Registrant is also subject to the following specific factors that may affect the company's operating results:

(a) Competition.
----------------

         The market for electronic payment systems and electronic POS systems is intensely competitive and we expect competition to continue to increase. The Registrant's competitors for POS systems include VeriFone and Ingenico amongst others, and companies such as Global Payments, First Data and Euroconnex for the Registrant's electronic payment software. In addition, the companies with whom we have strategic relationships could develop products or services, which compete with the Registrant's products or services. In addition some competitors in the Registrant's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Registrant also expects to face additional competition as other established and emerging companies enter the market for electronic payment solutions. To be competitive, the Registrant believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Registrant's expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(b) Technological and Market Changes.
-------------------------------------

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

(c) New Versions of Registrant's Products May Contain Errors or Defects.
------------------------------------------------------------------------

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

(d) No Assurance of Successful and Timely Product Development.
--------------------------------------------------------------

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

(e) Market Acceptance.
----------------------

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

(f) Protection of Proprietary Rights.
-------------------------------------

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

(g) Dependence On Suppliers.
----------------------------

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

(h) Economic Slowdown.
----------------------

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

(i) Key Personnel.
------------------

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

(g) Litigation.
---------------

         As stated under Legal Proceedings, the Registrant is subject to a lawsuit and a regulatory investigation. It is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on the Registrant's business, and could negatively impact its revenues, operating margins, and net income.

OPERATING ACTIVITIES.

         The net cash used in operating activities was $642,956 for the six months ended December 31, 2004 compared to $560,343 for the six months ended December 31, 2003, an increase of $82,613 or approximately 15%. The decrease in cash for the current period is attributable primarily to the net loss of $2,328,498, partially offset by the non-cash charges of $1,273,192 of non-cash compensation and $291,410 of depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES.

         As of December 31, 2004, the Registrant had total current assets of $340,778 and total current liabilities of $1,597,787, resulting in a working capital deficit of $1,257,009. The Registrant has incurred significant losses and negative cash flows from operations for the last two years

         The Registrant has been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $988,500 during the six months ended December 31, 2004 compared to $1,342,067 for the six months ended December 31, 2003, a decrease of $353,567 or approximately 27%. During the six months ended December 31, 2004, the Registrant received $54,000 in cash relating to stock options exercised during the twelve months ended June 30, 2004; this amount was credited to subscriptions receivable. At December 31, 2004, there is also a balance due of $500,000 for common stock sold in a prior period.

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

         To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the company's operational needs, the Registrant may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing shareholders.

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

Our independent registered certified public accountants have stated in their report included in our June 30, 2004 Form 10-KSB, that we have incurred operating losses in the last two years, and that we are dependant upon management's ability to develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

CERTAIN INDEBTEDNESS.

         The Registrant's president, Paul Egan, who is also a shareholder, has advanced funds to the company for its operations. The Registrant was indebted to Mr. Egan for $22,658 at June 30, 2004. During the six months ended December 31, 2004, Mr. Egan advanced the Registrant an additional $122,653. At December 31, 2004, the Registrant is indebted to Mr. Egan in the net amount of $158,236, including interest of 12,925. This amount is shown in the Due To Related Parties For Advances in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2004. Interest on the unpaid balances is accrued at the rate of 7% per annum.

         The Registrant's chief financial officer, Ciaran Egan, who is also a shareholder, has advanced funds to the company for its operations. The Registrant was indebted to Mr. Egan for $30,178 at June 30, 2004. During the six months ended December 31, 2004, the Registrant repaid Mr. Egan the net amount of $1,381. At December 31, 2004, the Registrant is indebted to Mr. Egan in the net amount of $29,547, including interest of $750. This amount is shown in Due To Related Parties For Advances in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2004. Interest on the unpaid balances is accrued at the rate of 7% per annum.

         The Registrant expects to repay these amounts as soon as sufficient cash flow from operations is generated.

EXCHANGE RATES.

         The Registrant's operations are principally in Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso; and in Helsinki Finland under the Rahaxi subsidiary, operated in its local currency, the Euro. All assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in the accumulated comprehensive income (loss). The accumulated foreign currency translation adjustment is $55,528 at December 31, 2004.

A significant portion of the Registrant's revenues and expenses is denominated in currencies other than U.S. dollars; Rahaxi Processing Oy. generates its revenue in EUROS. Any significant change in exchange rates may have a favorable or negative effect on both the revenues and operational costs of the Registrant In particular, the value of the U.S. dollar to the Euro impacts the Registrant's operating results. The Registrant's expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, it is required from time to time to convert currencies to meet the company's obligations. In addition, a significant portion of the Registrant's financial statements are prepared in Euro and translated to U.S. dollars for consolidation.

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

(a) Use of Estimates in the Preparation of Financial Statements.
----------------------------------------------------------------

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

(b) Stock-based Compensation Arrangements.
------------------------------------------

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

(c) Revenue Recognition.
------------------------

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

(d) Long-lived Assets.
----------------------

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

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and its chief financial officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES.

         There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Other than as set forth below, the Registrant is not a party to any pending material pending legal proceedings.

Freestar et al. v. Dennis H. Johnston et al.
--------------------------------------------

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

         On July 19, 2004, the Court sanctioned Mr. Johnston and his attorney $5,000 for discovery abuses and ordered Johnston to respond to the Registrant's discovery by no later than August 9, 2004. The Court noted that Johnston's discovery abuse was the worse that Court had ever seen.

         On September 28, 2004, the Registrant filed a motion for terminating sanctions against Mr. Johnston, based on his continued abuse of the legal discovery process and failure to obey the Court's July 19. 2004 order. A hearing on the Registrant's sanction motion was held on October 26, 2004. At that hearing, Judge Chirlin granted the company's motion against Mr. Johnston and awarded terminating sanctions.

         The Court's final order, entered on November 12, 2004, dismissed Mr. Johnston's cross-complaint against the Registrant with prejudice. The Court also granted a default judgment against Mr. Johnston and awarded the Registrant $102,800, plus interest at the rate of 10% per annum. That award is in addition to the $15,000 award made to the Registrant's law firm, Corrigan & Morris LLP, as part of an earlier anti-slapp action brought by this firm against Johnston. It is also in addition to the $5,000 sanction awarded to the Registrant in July 2004. There are no remaining contingent liabilities related to that lawsuit.

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

Shelly Singhal v. Freestar Technology Corporation.
-------------------------------------------------

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

         Because the Registrant has already expensed the shares and because the company was served with the complaint on September 21, 2004, the materiality, if any, of a potential loss is difficult to gage. Management believes the Registrant has meritorious claims and defenses to Mr. Singhal's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Registrant's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

Securities and Exchange Commission Investigation.
-------------------------------------------------

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

         The Registrant has received a demand letter from certain parties claiming that the company is infringing certain intellectual property rights. To date, no lawsuit has been filed and the Registrant's management is confident that it is not infringing any intellectual property rights whatsoever. The Registrant's management is confident that if any litigation ensues, it will prevail.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         The Registrant made the following sales of unregistered (restricted) securities during the quarter ended on December 31, 2004 (not previously reported in a Form 8-K):

         (a) On  November  9, 2004,  the  Registrant  issued an option  covering
857,000 shares of common stock to one company as compensation for services rendered to the company. This option is exercisable under the Registrant's Stock Incentive Plan at $0.175 per share for a period of ten years thereafter.

         (b) On November 19, 2004, the Registrant issued an option covering 1,285,857 shares of common stock to one individual as compensation for services rendered to the company. This option is exercisable under the Registrant's Stock Incentive Plan at $0.175 per share for a period of ten years thereafter.

         (c) On November 30, 2004, the Registrant issued in error 200,000 shares of common stock to one person; these have since been cancelled.


     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:


                    (a)               (b)                  (c)                             (d)
              total number       Average Price    Total Number of Shares         Maximum Number or Approximate
              of Shares (or      Paid per Share   (or Units) Purchased as Part   Dollar Valuie of Shares
              Units) Purchased   (or Unit)        of Publicly Announced          That May Yet Be Purchased
                                                  Plans or Programs (1)          Under the Plans or Programs


10/01/04-
10/31/04                    0              $ 0                       $ 0                           0

11/01/04-
11/30/04                    0              $ 0                       $ 0                           0

12/01/04-
12/31/04                    0              $ 0                       $ 0                           0



We have not entered into any plans or programs under which we may repurchase our common stock.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Registrant's Board of Directors unanimously approved a proposal to decrease the issued and outstanding common stock of the company (also known as a reverse stock split) by the ratio of seven existing shares of common stock for each new one share of common stock without a change in the authorized shares of common stock of the company. The Registrant received the written consent of a majority of the voting power associated with the common stock for this corporate action. The reverse stock split was affected on November 8, 2004, a date more than twenty days after the filing and mailing of an Information Statement to all shareholders of record from whom the Registrant did not seek written consent.

ITEM 5.  OTHER INFORMATION.

         The Registrant's president, Paul Egan, who is also a shareholder, has delayed payment of a portion of his salary in order to conserve the company's cash. At December 31, 2004, the Registrant has recorded the amount of $75,753 in accrued salary due to Mr. Egan. This amount is shown as Accrued Salaries - Officers in the accompanying Consolidated Condensed Balance Sheet as of December 31, 2004.

         The Registrant's chief financial officer, Ciaran Egan, who is also a shareholder, has delayed payment of a portion of his salary in order to conserve the company's cash. At December 31, 2004, the Company has recorded the amount of $52,800 in accrued salary due to Mr. Egan. This amount is shown as Accrued Salaries - Officers in the accompanying Consolidated Condensed Balance Sheet as of December 31, 2004.

ITEM 6.  EXHIBITS.

         Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FreeStar Technology Corporation


Dated: February 11, 2005          By: /s/ Paul Egan
                                      ------------------------------------------
                                          Paul Egan, President/Chief Executive
                                          Officer


Dated: February 11, 2005          By: /s/ Ciaran Egan
                                      ------------------------------------------
                                          Ciaran Egan, Secretary/Treasurer/Chief
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

Number                                Description
------                                -----------

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

3.1               Articles   of   Incorporation,   dated   November   17,   1999
                  (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 3, 2000).

Number                                Description
------                                -----------

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

4.7 Loan Agreement between the Registrant, and David Stefansky, Marc Siegal and Richard Rosenblum, dated June 12, 2002
                  (including  the  following   exhibits:   Exhibit

Number                                Description
------                                -----------

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

4.16 Senior Secured Convertible Note issued by TransAxis, Inc. in favor of the

Number                                Description
------                                ------------
                  Registrant,  dated July 17, 2003 (incorporated by reference to
                  Exhibit 4.16 of the Form 10-QSB filed on December 1, 2003).

4.17 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3), dated April 7, 2004 (incorporated by reference to Exhibit 4 of the Form S-8 PSO filed on April 19, 2004).

4.18 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 4), dated December 20, 2004 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on January 26, 2005).

4.19 Amended and Restated Stock Incentive Plan (Amendment No. 3), dated December 20, 2004 (incorporated by reference to Exhibit
                  4.2 of the Form S-8 POS filed on January 26, 2005).

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

Number                                Description
------                                -----------

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

99.3 Press release issued by the Registrant, dated April 24, 2003 (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on April 25, 2003).

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