Form 10QSB
period 2005-03-31
FREESTAR TECHNOLOGY CORP
filed 2005-05-16
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-28749

                         FREESTAR TECHNOLOGY CORPORATION
                         -------------------------------
               (Exact Name of Company as Specified in Its Charter)

              Nevada                                   88-0446457
   ------------------------------                  ------------------
  (State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)

                    Calle Fantino Falco, J.A. Baez Building,
                  2nd Floor, Santo Domingo, Dominican Republic
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (809) 368-2001
                          ----------------------------
                          (Company's Telephone Number)

              -----------------------------------------------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days: Yes  X   No    .
                                       ----   ----

         As of March 31, 2005, the Company had 96,910,634 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one): Yes   No X.
                                                                       ---  ---

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                 CONDENSED CONSOLIDATED BALANCE
                 SHEET AS OF MARCH 31, 2005...................................3

                 CONDENSED CONSOLIDATED STATEMENTS OF
                 OPERATIONS FOR THE THREE AND NINE MONTHS
                 ENDED MARCH 31, 2005 AND MARCH 31, 2004......................4

                 CONDENSED CONSOLIDATED STATEMENTS
                 OF CASH FLOWS FOR THE NINE MONTHS ENDED
                 MARCH 31, 2005 AND MARCH 31, 2004............................5

                 NOTES TO CONDENSED CONSOLIDATED
                 FINANCIAL STATEMENTS.........................................7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............17

         ITEM 3.  CONTROLS AND PROCEDURES....................................33

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..........................................34

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS.............................35

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................36

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS........................................36

         ITEM 5.  OTHER INFORMATION..........................................36

         ITEM 6.  EXHIBITS...................................................37

SIGNATURES...................................................................37

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         FREESTAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS

Current assets:
   Cash and cash equivalents                                       $  206,906
   Accounts receivable, net of allowance for
      doubtful accounts of $39,644                                    190,329
   Other current assets                                               122,514
                                                                   ----------

         Total current assets                                         519,749

Property, plant and equipment, net of accumulated
   depreciation and amortization                                       83,928
Software license, net of accumulated amortization                   1,734,594
Customer relationships and contracts, net of
   accumulated amortization                                         1,649,630
Software, net of accumulated amortization                           1,090,062
                                                                   ----------

             Total assets                                          $5,077,963
                                                                   ----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Demand loans                                                       900,000
   Accounts payable and accrued expenses                              895,500
   Due to related parties for advances                                184,208
   Accrued salaries - officers                                        196,053
                                                                   ----------

         Total current liabilities                                  2,175,761
                                                                   ----------
Commitments and contingencies
Stockholders' Equity:
   Convertible preferred stock, series A, $0.001
      par value, 1,000,000 shares  authorized;
      1,000,000 shares issued and outstanding                           1,000
   Convertible preferred stock, series B, $0.001
      par value, 4,000,000 shares  authorized;
      2,500,000 shares issued and outstanding                           2,500
Additional paid-in capital - preferred stock                        2,229,558
Common stock, $0.001 par value, 500,000,000 shares
   authorized; 96,910,634 shares issued and outstanding                96,911
Additional paid-in capital - common stock                          35,049,554
Share cancellation receivable                                      (2,434,628)
Subscription receivable                                              (698,693)
Deferred compensation                                                (604,943)
Accumulated deficit                                               (30,753,473)
Accumulated other comprehensive gain  (loss)                           14,416
             Total stockholders' equity                             2,902,202
                                                                   ----------

                                                                   $5,077,963
                                                                   ==========

                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months    Three Months     Nine Months     Nine Months
                                                  Ended           Ended           Ended            Ended
                                                 March 31,       March 31,       March 31,       March 31,
                                                   2005            2004            2005            2004
                                               ------------    ------------    ------------    ------------
Revenue                                        $    412,778    $    329,659    $  1,203,502    $    991,033
Cost of revenue                                     359,071         334,555         787,366         769,990
                                               ------------    ------------    ------------    ------------

Gross profit                                         53,707          (4,896)        416,136         221,043

Non-cash compensation                             6,309,450         814,051       7,582,642       2,457,459
Selling, general and administrative expenses        498,912         610,560       1,914,743       1,926,516
Loss on investment                                       --         100,000              --         100,000
                                               ------------    ------------    ------------    ------------

Loss from operations                             (6,754,655)     (1,529,507)     (9,081,249)     (4,262,932)

Gain on extinguishment of debt                           --         727,459              --         727,459
Gain on legal settlement                            350,000              --         350,000              --
Loss on disposal of assets                           (1,371)             --          (1,371)             --
Interest income (expense)                            (7,474)           (926)         (9,378)        (33,387)
                                               ------------    ------------    ------------    ------------

Net Loss                                         (6,413,501)       (802,974)     (8,741,999)     (3,568,860)

Other comprehensive income (loss)                   (41,112)         29,445          23,831         155,341
                                               ------------    ------------    ------------    ------------

Comprehensive loss                             $ (6,454,613)   $   (773,529)   $ (8,718,168)   $ (3,413,519)
                                               ============    ============    ============    ============

Loss per share - basic and diluted             $      (0.08)   $      (0.01)   $      (0.13)   $      (0.07)
                                               ============    ============    =============   ============
Weighted average shares outstanding -
    basic and diluted                            81,807,128      61,083,237      69,408,410      48,368,239
                                               ============    ============    =============   ============

                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                        FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Nine Months    Nine Months
                                                                       Ended          Ended
                                                                      March 31,      March 31,
                                                                        2005           2004
                                                                    -----------    -----------
Cash flows from operating activities:
   Net loss                                                         $(8,741,999)   $(3,568,860)
      Adjustments  to  reconcile  net loss to net cash
         provided  by (used for) operating activities:
             Gain on extinguishment of debt                                  --       (727,459)
             Gain on legal settlement                                  (350,000)            --
             Loss on investment                                              --        100,000
             Loss on sales of fixed assets                                1,371             --
             Depreciation and amortization                              470,453        416,798
             Non-cash compensation                                    7,582,642      2,457,459
      Changes in assets and liabilities:
         (Increase) decrease in assets
             Accounts receivable                                        (28,347)       (13,860)
             Prepaid expenses                                                --        114,053
             Other current assets                                            --       (125,363)
             Other assets                                              (102,411)         3,162
         Increase (decrease) in liabilities
             Accounts payable and accrued expenses                     (341,344)       270,223
             Deferred revenue                                                --        (31,404)
             Due to shareholders                                        196,053             --
                                                                    -----------    -----------

                Total adjustments                                     7,428,417      2,463,609
                                                                    -----------    -----------

                Net cash used in operating activities                (1,313,582)    (1,105,251)
                                                                    -----------    -----------
Cash flows from investing activities:
      Purchase of fixed assets                                          (50,258)            --
      Cash from sale of fixed assets                                      4,054             --
      Purchase of software and capitalized software cost               (326,438)      (522,821)
      Deposit on acquisition of Unipay, Inc.                                 --        (25,000)
      Investment in TransAxis, Inc.                                          --        (75,000)
                                                                    -----------    -----------

                Net cash used in investing activities                  (372,642)      (622,821)
                                                                    -----------    -----------
Cash flows from financing activities:
      Repayment of line of credit                                            --         (5,091)
      Proceeds from issuance of demand loans                            900,000             --
      Proceeds from sale of common stock                                     --      1,554,616
      Proceeds from exercise of stock options/warrants                  804,000        307,500
      Advances (repayments) from related party, net                     192,086       (191,642)
                                                                    -----------    -----------

                Net cash provided by financing activities             1,896,086      1,665,383
                                                                    -----------    -----------

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                    Nine Months    Nine Months
                                                                      Ended          Ended
                                                                     March 31,      March 31,
                                                                       2005           2004
                                                                    -----------    -----------
Net increase (decrease) in cash and cash equivalents                    209,862        (62,689)
Foreign currently translation adjustments                              (209,161)        21,188
Cash and cash equivalents, beginning of period                          206,205        264,423
                                                                    ===========    ===========

Cash and cash equivalents, end of period                            $   206,906    $   222,922
                                                                    ===========    ===========
Supplemental disclosure of cash flow information:
       Interest paid                                                $        --    $    23,795
                                                                    ===========    ===========

       Income tax paid                                              $        --    $        --
                                                                    ===========    ===========

       Effect of reverse split of common stock                      $   410,112    $        --
                                                                    ===========    ===========

       Shares and warrants and options - issued for services        $   586,558    $ 2,457,459
                                                                    ===========    ===========

       Expensing of deferred services                               $ 1,296,084    $        --
                                                                    ===========    ===========

       Cancellation of shares of common stock                       $   500,000
                                                                    ===========

       Issuance of 20 million shares of common stock to officers    $ 4,600,000
                                                                    ===========

       Issuance of options to officers                              $ 1,100,000
                                                                    ===========

       Gain on extinguishment of debt                               $   727,459
                                                                    ===========

       Gain on legal settlement                                     $   350,000
                                                                    ===========

       Loss on investment                                                          $   100,000
                                                                                   ===========
       Issuance of 8,383,418 shares for
          investment in TransAxis, Inc.                                            $ 1,431,028
                                                                                   ===========

                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATON
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION.

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2004. In the opinion of management, these condensed consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2005, the results of operations for the three-month and nine-month periods ended March 31, 2005 and 2004, and cash flows for the nine months ended March 31, 2005 and 2004. The results of operations for the nine-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year.

NATURE OF BUSINESS OPERATIONS.

The Company (formerly Freestar Technologies) was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Santo Domingo, Dominican Republic; the company also has offices in Helsinki, Finland; Dublin, Ireland; and Geneva, Switzerland.

The Company intends to increase its operations from its core payment processing products, which include: (1) Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Sale of Point of Sale
Solutions: sales of "Point of Sale" terminals as well as integrated cash register systems; (3) transaction fees stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion credit card services to merchants and acquiring banks (the company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and
(6) Consulting Fees: consulting services provided to financial institutions and merchants.

GOING CONCERN.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $8,741,999 for the nine months ended March 31, 2005 and $6,335,273 for the year ended June

30, 2004, and had an accumulated deficit of $30,753,473 as of March 31, 2005. The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements. Management's belief is based on the Company's operating plan, which in turn is based on assumptions that may prove to be incorrect. If the Company's financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

STOCK BASED COMPENSATION.

The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation cost recognized over the vesting period based on the excess, if any, on the grant date of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with Financial Accounting

Standards Board ("FASB") Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued non-employees are valued using the Black-Scholes pricing model and expensed over the period services are provided.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                     Three Months Ended             Nine Months Ended
                                          March 31,                    March 31,
                                    2005           2004           2005           2004
                                -----------    -----------    -----------    -----------
Net loss, as reported           $(6,413,501)   $  (802,974)   $(8,741,999)   $(3,568,860)

Compensation recognized
Under APB Opinion No. 25          1,100,000             --      1,100,000             --

Compensation recognized under
SFAS No. 123                     (1,100,019)            --     (1,100,019)            --
                                -----------    -----------    -----------    -----------

Pro forma net loss              $(6,413,520)   $  (802,974)   $(8,742,018)   $(3,568,860)
                                ===========    ===========    ===========    ===========

Pro forma loss per share        $     (0.08)   $     (0.01)   $     (0.13)   $     (0.07)
                                ===========    ===========    ===========    ===========

CAPITALIZED SOFTWARE DEVELOPMENT COSTS.

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

As of June 30, 2004, the Company capitalized $458,522 of software development in accordance with SFAS No. 86. During the nine months ended March 31, 2005, the Company placed into service $148,341, and capitalized an additional $266,776. As of March 31, 2005, the Company has capitalized a net amount of $576,957 that is yet to be placed onto service.

Software costs also include the Enhanced Transactions Secured Software ("ETSS"), which was originally contributed by the founder and president of ePayLatina, S.A., Paul Egan, who is also president of the Company. This software is essential for the use of the Company's ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three years. These costs have been substantially amortized as of March 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payment." SFAS No. 123R eliminates the intrinsic value method under APB Opinion No. 25, "Accounting for Stock Issued to Employees" as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS No. 123's guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. The Company is required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 using a modified version of prospective application or may elect to apply a modified version of retrospective application. The Company currently accounts for its stock-based awards under the intrinsic value approach in accordance with APB Opinion No. 25 and discloses the effect of stock-based awards as required by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure.". The adoption of the new standard would require the Company to recognize compensation expense for equity-based awards. This will have the effect of reducing the Company's net income by the fair value of the options in future years, beginning in 2005. Management is not in a position to know the effects of adoption of the new standard at this time.

On December  16,  2004,  FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets, An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows

2. DEMAND LOAN

During the three months ended March 31, 2005, the Company received the aggregate amount of $900,000 from investors under a non-interest bearing demand loan. The Company expects to convert these funds to equity during the three months ending June 30, 2005.

3. COMMON STOCK

REVERSE STOCK-SPLIT.

Effective November 8, 2004, the Company implemented a 1-for-7 reverse split of its common stock. All references to the financial statements and notes thereto, numbers of shares and share amounts outstanding, have been retroactively restated to reflect the reverse stock-split.

ISSUANCE OF COMMON STOCK FOR SERVICES.

During the nine months ended March 31, 2005, the Company entered into the following transactions

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

The Company issued 200,000 shares (post reverse-split) of its common stock registered under Form S-8 at $0.39 per share to a consultant for current services for a value of $78,000.

The Company issued 300,000 shares (post reverse-split) of its common stock registered under Form S-8 at $0.29 per share to a consultant for current services for a value of $87,000.

The Company issued 85,715 shares (post reverse-split) of its common stock registered under Form S-8 at $0.28 per share to a consultant for current services for a value of $24,000.

The Company issued 71,248 shares (post reverse-split) of its common stock registered under Form S-8 at $0.27 per share to a consultant for current services for a value of $19,237.

The Company issued 200,000 shares (post reverse-split) of its common stock registered under Form S-8 at $0.24 per share to a consultant for current services for a value of $48,000.

The Company issued 350,000 shares (post reverse-split) of its unregistered common stock at $0.24 per share to a consultant for services to be provided through February 2006 for a value of $84,000.

The Company issued 350,000 shares (post reverse-split) of its unregistered common stock at $0.21 per share to a consultant for services to be provided through February 2006 for a value of $73,500.

The Company issued 250,000 shares (post reverse-split) of its common stock registered under Form S-8 at $0.31 per share to a consultant for current services for a value of $77,500.

The Company issued 250,000 shares (post reverse-split) of its common stock registered under Form S-8 at $0.31 per share to a consultant for current services for a value of $77,500.

The Company issued 50,000 shares (post reverse-split) of its common stock registered under Form S-8 at $0.28 per share to a consultant for current services for a value of $14,000.

The Company issued 20,000,000 shares (post reverse-split) of its unregistered common stock at $0.23 per share to officers for services to be provided through January 2010 for a value of $4,600,000. This amount was charged to subscriptions receivable during the nine months ended March 31, 2005.

The Company issued 5,000,000 shares (post reverse-split) of its unregistered common stock for options exercised by its officers at $0.01. The amount of $50,000 was charged to stock options receivable.

Also during the nine months ended March 31, 2005, the Company issued options to consultants to purchase 2,142,857 shares of common stock at a price of $0.175 per share. The fair value of these options was calculated using the Black-Scholes pricing model, and the amount of $255,200 was charged to operations during the nine months ended March 31, 2005.

Also during the nine months ended March 31, 2005, the Company issued options to purchase 5,000,000 shares of common stock at a price of $0.01 per share to its officers. The intrinsic value of these options was calculated as the difference between the market value at the time of the grant and the exercise price, and the amount of $1,100,000 was charged to operations during the nine months ended March 31, 2005. These options were immediately exercised.

Also during the nine months ended March 31, 2005, deferred compensation in the amount of $1,296,084 was charged to operations.

All valuations of common stock and options issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

RECOVERY OF SHARES ISSUED IN ERROR.

During the nine months ended March 31, 2005, the Company recovered 142,857 (post reverse-split) shares of common stock valued at $150,000 previously issued in error.

SHARES RECOVERED IN LEGAL SETTLEMENT.

During the nine months ended March 31, 2005, the Company recovered 714,285 shares of its common stock through a legal dispute with a service provider. The Company cancelled these shares, and the amount of $350,000 was credited to operations during the nine months ended March 31, 2005.

SALE OF COMMON STOCK.

During the nine months ended March 31, 2005, the Company received $429,000 in cash relating to stock options exercised during the twelve months ended June 30, 2004. No cash was received at the time of the exercise. The total exercise price of these options was $500,000 representing the purchase of 10,000,000 shares of the Company's restricted common stock. At March 31, 2005, the amount of $429,000 has been collected for this options exercise, and $71,000 remains in subscriptions receivable. Also during the nine months ended March 31, 2005, the Company received an additional $375,000 in cash relating to stock options exercised during the nine months ended March 31, 2005.

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

                                                Three Months Ended          Nine Months Ended
                                                     March 31,                  March 31,
                                           ---------------------------------------------------------
                                              2005           2004           2005           2004
                                           -----------    -----------    -----------    -----------
Sales to external customers:
PaySafe                                    $        --    $        --    $        --    $        --
Rahaxi                                         412,778        329,659      1,203,502        991,033
                                           -----------    -----------    -----------    -----------
Total sales to external customers:         $   412,778    $   329,659    $ 1,203,502    $   991,033
                                           ===========    ===========    ===========    ===========
Depreciation and amortization:
PaySafe                                    $    16,865    $    17,462    $    40,440    $    76,713
Rahaxi                                         144,381         23,138        412,216        222,109
                                           -----------    -----------    -----------    -----------
Total depreciation and amortization:       $   161,246    $    40,600    $   452,656    $   298,822
                                           ===========    ===========    ===========    ===========
General and administrative expense:
PaySafe                                    $   148,930    $   489,319    $   932,255    $ 1,449,428
Rahaxi                                         188,736         80,641        529,832        218,866
                                           -----------    -----------    -----------    -----------
Total general and administrative expense   $   337,666    $   569,960    $ 1,462,087    $ 1,668,294
                                           ===========    ===========    ===========    ===========
Capital expenditures:
PaySafe                                    $    10,142    $     2,725    $    35,913    $    31,271
Rahaxi                                          99,953        122,779        342,155        491,550
                                           -----------    -----------    -----------    -----------
Total capital expenditures                 $   110,095    $   125,504    $   378,068    $   522,821
                                           ===========    ===========    ===========    ===========
Net income (loss):
PaySafe                                    $(2,511,132)   $(1,443,970)   $(4,616,654)   $(4,979,279)
Rahaxi                                        (135,029)       (85,537)      (356,101)      (192,653)
                                           -----------    -----------    -----------    -----------
Total operating income (loss)              $(2,646,161)   $(1,529,507)   $(4,972,755)   $(5,171,932)
                                           ===========    ===========    ===========    ===========
Segment assets:
PaySafe                                    $    88,348    $   168,721    $    88,348    $   168,721
Rahaxi                                       4,989,515      4,957,625      4,989,515      4,957,625
                                           -----------    -----------    -----------    -----------
Total segment assets                       $ 5,077,963    $ 5,163,705    $ 5,077,963    $ 5,163,705
                                           ===========    ===========    ===========    ===========

5. RELATED PARTY TRANSACTIONS

ACCRUED SALARIES - OFFICERS.

The Company's president, Paul Egan, who is also a shareholder, has delayed payment of a portion of his salary in order to conserve the Company's cash. At March 31, 2005, the Company has recorded the amount of $113,253 in accrued salary due to Mr. Egan. This amount is shown as Accrued Salaries - Officers in the accompanying Consolidated Condensed Balance Sheet as of March 31, 2005.

The Company's chief financial officer, Ciaran Egan, who is also a shareholder, has delayed payment of a portion of his salary in order to conserve the Company's cash. At March 31, 2005, the Company has recorded the amount of $82,800 in accrued salary due to Mr. Egan. This amount is shown as Accrued Salaries - Officers in the accompanying Consolidated Condensed Balance Sheet as of March 31, 2005.

ADVANCES BY RELATED PARTIES.

Paul Egan has advanced funds to the Company for its operations. The Company was indebted to the Mr. Egan for $22,658 at June 30, 2004. During the nine months ended March 31, 2005, Mr. Egan advanced the Company an additional $118,153
(net). At March 31, 2005, the Company is indebted to Mr. Egan in the net amount of $156,278, including interest of $15,467. The entire amount of principal and interest is shown in the Due To Related Parties For Advances in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2005. Interest on the unpaid balances is accrued at the rate of 7% per annum.

Ciaran Egan has advanced funds to the Company for its operations. The Company was indebted to Mr. Egan for $30,178 at June 30, 2004. During the nine months ended March 31, 2005, the Company repaid Mr. Egan the net amount of $3,501. At March 31, 2005, the Company is indebted to Mr. Egan in the net amount of $27,930, including interest of $1,253. The entire amount of principal and interest is shown in Due To Related Parties For Advances in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2005. Interest on the unpaid balances is accrued at the rate of 7% per annum.

STOCK ISSUANCES.

On February 21, 2005, the Company issued 20,000,000 shares (post reverse-split) of its unregistered common stock at $0.23 per share to Messrs. Egan for services to be provided through January 2010 for a value of $4,600,000. This amount was charged to subscriptions receivable during the nine months ended March 31, 2005.

On February 21, 2005, the Company also issued options to purchase 5,000,000 shares of common stock at a price of $0.01 per share to Messrs. Egan for services to be rendered to the Company.

The intrinsic value of these options was calculated as the difference between the market value at the time of the grant and the exercise price, and the amount of $1,100,000 was charged to operations during the nine months ended March 31, 2005. These options were immediately exercised into 5,000,000 shares (post reverse-split) of its registered common stock for options exercised by its officers at $0.01 under the Company's Stock Incentive Plan. The amount of $50,000 was charged to stock options receivable.

Finally, on February 21, 2005, the Company issued a total of 1,500,000 of its Series B preferred stock to Messrs. Egan for services to be rendered to the Company.

6. CHANGE IN PRIOR PERIOD

During the audit of the Company's financial statements for the twelve months ended June 30, 2004, the Company made an accounting adjustment for a certain transaction that occurred during the three months ended September 30, 2003. The Company sold 15,700,000 restricted shares of common stock to a previously unaffiliated third party at $0.01 per shares. The Company originally charged the difference between the sales price of the stock and the market price of $909,000 to non-cash compensation. This adjustment reverses the charge to expense, in order to maintain consistency in the manner which similar transactions had been recorded. The result of this adjustment was a decrease in non-cash compensation expense of $909,000 and a corresponding decrease in the net less for the three months ended September 30, 2003 and nine months ended March 31, 2004. The net effects of the adjustment for the nine months ended March 31, 2004 are as follows:

                                    Nine Months
                                  Ended March 31,
                                      2004
                          ---------------------------
                          As Originally
                             Reported       Restated
                          ---------------------------
Non-cash compensation     $  3,366,459    $ 2,457,459
                          ============    ===========

Net loss                  $ (4,477,861)   $(3,568,860)
                          ============    ===========
Loss per share -
      basic and diluted   $      (0.07)   $     (0.07)
                          ============    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

            The Company's products and services are primarily focused on facilitating electronic payments ("e-payments") and electronic commerce ("e-commerce"). These products and services are used principally by financial institutions, retailers, and e-payment processors, both in domestic and international markets.

            The Company intends to increase its operations from its core payment processing products, which include: (1)Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Sale of Point of Sale Solutions: sales of Point of Sale terminals as well as integrated cash register systems; (3) transaction fees stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion credit card services to merchants and acquiring banks (the company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and
(6) Consulting Fees: consulting services provided to financial institutions and merchants. The Company's revenue for the 12 months ended June 30, 2004 was primarily generated from the transaction fees through its Finland operations.

            For the Company to derive revenue outside of its Finnish operations, the Company first had to perform a major hardware and software upgrade at Rahaxi, as Rahaxi is the core operating system of the Company's products. This upgrade was completed in December 2003, and evolved the Company's business critical systems to the latest Hewlett-Packard ("HP") NonStop servers and BASE24 e-payment processing software. HP NonStop servers are estimated to run approximately 95% of the world's secure transactions, making the NonStop platform the backbone for the world's most demanding and critical environments and offering the Company a secure, continuously available processing platform. A vastly scalable platform, HP NonStop provides the Company with the ability to achieve an adaptive enterprise by enabling it to respond quickly and easily to changing business needs, such as managing the expected growing number of transactions and the need for increased capacity.

            BASE24 software from ACI Worldwide provides the Company with a fast, powerful authorization system. BASE24 software offers high data integrity for mission-critical environments. ACI and HP have a strong and long-standing relationship in e-payment implementations worldwide.

            The new system will enable the Company to meet the latest Visa and MasterCard standards and to pave the way for EMV Europay/MasterCard/Visa ("EMV") compliance. The Company will also be capable of supporting the latest Visa 3D secure payment technology. EMV is an agreed-upon protocol for the introduction of smart cards. Chip-based bank and payment cards provide a substantial increase in the security of consumer payment transactions. EMV is also gaining momentum in Asia and America, and may help bring about complete global interoperability of bankcards for consumers. All payment processors will have to be able to accept payments mediated by smart cards in order to remain competitive, and meeting EMV compliance has major implications for all aspects of the payment handling processes. Management believes that with the company's investment in the upgraded NonStop systems running the newest ACI software, it can meet its projected increasing capacity needs and ensure future volume growth.

            The Company, under the current management, began generating more revenue since its acquisition of Rahaxi Processing Oy. in January 2003. Its business is rapidly changing, and it expects the coming twelve months to be quite different from the previous twelve months as the company makes ready and further rolls-out its products and services. This process will require the Company to react quickly to problems and opportunities as they arise, and may involve costs that it does not currently anticipate. The Company also expects that further acquisitions may help it to quickly move forward in achieving its goals.

            Management   believes   that  the   Company's   near   term   growth
opportunities will be derived form the European market place and a significant portion of its resources both financial and personnel, will be directed towards developing those opportunities. The Company also believes that from a technological infrastructure point of view it will centralize the hosting and development of its processing system in Europe from its operations in Helsinki, Finland.

            The  Company's  principal  offices are in Santo  Domingo,  Dominican
Republic; the Company also has offices in Helsinki, Finland; Dublin, Ireland; and Geneva, Switzerland. While the Company's offices in Finland, Ireland and Switzerland will primarily focus on the European market, the company's office in the Dominican Republic will continue to pursue opportunities in the Caribbean and Latin America. Management believes that these emerging markets could offer favorable opportunities in the longer term. The Company has initiated discussions with regard to establishing a market for its products in Asia, specifically China; representatives of the company have visited China, the introductions being hosted and arranged by Xinhua Financial Network.

            Effective November 8, 2004, the Company implemented a one for seven reverse split of its common stock. The company's condensed consolidated financial statements for the three months ended December 31, 2004 reflected the effects of this reverse stock-split. The new trading symbol for the Company's common stock as of that date was "FSRT."

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004.

(a)         REVENUE.

            The Company reported revenue of $412,778 for the three months ended March 31, 2005 compared to $329,659 for the three months ended March 31, 2004, an increase of $83,119 or approximately 25%. The increase was due to an increase in processing fees generated by the Company's subsidiary, Rahaxi Processing Oy. The Company expects this trend to continue throughout the remainder of fiscal 2005 with the addition of new clients and a continued increase in consumers' preference to use credit and debit cards as against cash, will result in increased transactional volume

            For the three months ended March 31, 2005, the Company processed 3,494,013 transactions, an increase of 442,353, or approximately 14%, over the 3,049,760 transactions that were processed in the corresponding period ended March 31,2004.

            The Company expects revenue levels to increase throughout the next twelve months as it continues to introduce its service offerings, such as EMV transaction processing and its Internet Payment Gateway. The Company believes that it will derive a higher price per transaction for processing EMV transactions as compared to non-EMV transactions; however, there can be no guarantee that the Company's products will be accepted in the marketplace or that its sales efforts will be successful. Please see "Factors That May Affect Operating Results."

            The majority of the Company's revenue for the three months ended March 31, 2005 was from indirect merchant services, where revenue is generated on services primarily priced on a specified amount per transaction. The Company believes that for the remainder of fiscal 2005 it will also begin to derive revenue from direct merchant services, which revenue is generated on services primarily priced as a percentage of the transaction value. The majority of the Company's revenue for the three months ended March 31, 2005 was also generated from indirect merchant services.

            A significant percentage of the Company's revenue for the three months ended March 31, 2005 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 55% of the Company's total revenue was attributable to its ten largest customers. The future loss of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that this customer concentration will continue for the remainder of fiscal 2005. The Company believes that this customer concentration will be diluted in the second half of fiscal 2006 as it pursues operations outside of Finland. The majority of Company's revenues for the three months ended March 31, 2005 have been generated by its operations outside of the

United States, and its future growth rate is, in part, dependent on continued growth in international markets. The Company expects this trend to continue through the remainder of fiscal year 2005.

(b)         COST OF REVENUE.

            Cost of revenue was $359,071 for the three months ended March 31, 2005, compared to $334,555 for the three months ended March 31, 2004, an increase of $24,516 or approximately 7%. The increase in cost of revenue is due in part to continued investment in its technical infrastructure and hiring of additional staff.

            Cost of revenue can be expected to increase in the coming twelve months if the Company continues its current trend of increasing sales. The Company also intends to expand its service offering and its business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c)         NON-CASH COMPENSATION.

            The Company reported non-cash compensation of $6,309,450 for three months ended March 31, 2005 compared to $814,051 for the three months ended March 31, 2004, an increase of $5,495,399 or approximately 675%. During the three months ended March 31, 2005, the Company's president and its chief financial officer were paid compensation under their employment contracts, which were amended in August 2004. As partial consideration for these renewals, the Company granted to these two officers a total of (i) 20,000,000 shares of restricted common stock, valued at $4,600,000; and (ii) options to purchase 5,000,000 shares of common stock at a price of $0.01 per share, valued at $1,100,000. The aggregate fair value of the stock and option grants to these two officers was $5,700,000, and the Company charged this entire amount to operations during the three months ended March 31, 2005.

         The Company does not expect to incur significant additional non-cash compensation to its president and its chief financial officer in the coming twelve months. However, the Company does expect non-cash compensation to other employees and to consultants to increase during the coming twelve months. The Company's expected continued expansion in its various geographic markets will create a growing need for local consultants and advisors that will be satisfied in large part via non-cash compensation. Management intends to continue to utilize non-cash compensation in order to conserve cash, and until such time as it is able to satisfy its cash needs through its operations

(d)         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

            Selling, general, and administrative expenses were $498,912 for the three months ended March 31, 2005, compared to $610,560 for the three months ended March 31, 2004, a decrease of $111,648 or approximately 18%. While the Company continued to add to its product capabilities, it benefited from a reduction in accounting and legal fees during the period ended March 31, 2005, compared to the comparable period in the prior year.

            During the three months ended March 31, 2005, the primary components of selling, general, and administrative expenses were: legal and accounting fees of approximately $35,000; payroll and employee costs of approximately $172,000; depreciation and amortization expense of approximately $162,053; facility costs (rent, telephone, utilities, and building maintenance) of approximately $68,990; and consulting fees of approximately $35,000. The Company also recorded a gain on legal settlement of $350,000 during the three months ended March 31, 2005

            The level of future selling, general, and administrative expenses will largely depend on the pace of the Company's growth in the market for payment processing products and upon the cost of outside services and professional fees, including legal fees relating to litigation. The company fully expects these costs to increase as it continues its expected rollout of product offerings. In addition, selling expenses will continue to increase due to increased focus on obtaining new customers. The Company intends to focus additional resources in the areas of sales personnel salaries, trade show participation, and other promotional expenses. In addition, the Company may pursue further acquisitions in order to facilitate its growth and exploit market opportunities, which would further drive up legal and accounting fees, payroll, and travel costs.

(e)         GAIN ON LEGAL SETTLEMENT

            During the three months ended March 31, 2005, the Company recorded a non-recurring gain of $350,000 representing the recovery and cancellation of 714,286 shares of common stock which had been issued as compensation to its prior investment banker. The gain was recorded at the fair value of the shares when they were originally issued. There was no such gain during the three months ended March 31, 2004.

(f)         GAIN ON EXTINGUISHMENT OF DEBT

            During the three months ended March 31, 2004, the Company recorded a non-recurring gain of $727,459 representing settlement of a dispute with a lender. There was no such gain during the three months ended March 31, 2005.

(g)         INTEREST EXPENSE.

            The Company reported net interest expense of $7,474 during the three months ended March 31, 2005, compared to interest expense of $926 for the three months ended March 31, 2004, an increase of $6,548 or approximately 707%. Higher interest expense was due to higher borrowing levels during the most recent quarter.

            Currently, the Company is utilizing equity financing partly in order to avoid the interest charges associated with debt financing. Accordingly, the Company does not expect interest expense to materially increase in the coming twelve months. There can be no guarantee that this will be the case; however, as the market price for the Company's common stock could change, forcing it to pursue alternative methods of financing the Company's cash needs; in addition, the Company could receive an offer of attractive debt financing or could undertake additional financing with regard to an acquisition, in which cases interest expense would significantly increase.

(h)         NET LOSS.

            For the reasons  stated  above,  the Company  recorded a net loss of
$6,413,501  for the three months  ended March 31, 2005  compared to $802,974 for the three months ended March 31, 2004, an increase of $5,610,527 or approximately 700%.

            The Company may continue to incur losses on both a quarterly and annual basis. In addition, the Company expects to continue to incur significant costs of services and substantial operating expenses. Therefore, the Company will need to significantly increase revenues to achieve profitability and a positive cash flow. The Company may not be able to generate sufficient revenues to achieve profitability. The Company expects losses to continue for at least the next twelve months.

            The Company will attempt to continue to fund its operations through debt and equity financing until it achieves profitability, of which there is no guarantee. The Company expects these concerns regarding its perceived viability to continue throughout the fiscal year 2005.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004.

(a)         REVENUE.

            The Company reported revenue of $1,203,502 for the nine months ended March 31, 2005 compared to $991,033 for the nine months ended March 31, 2004, an increase of $212,569 or approximately 21%. The primary reason for the increase in revenue is directly related to the increase in transactions processed by the Company during the period. For the nine months ended March 31, 2005, the Company processed 11,539,873 transactions, an increase of 1,883,446, or approximately 19%, over the 9,656,427 transactions that were processed during the nine months ended March 31, 2004.

(b)         COST OF REVENUE.

            Cost of revenue was $787,366 for the nine months ended March 31, 2005 compared to $769,990 for the nine months ended March 31, 2004, an increase of $17,376 or approximately 2%. The increase in cost of revenue is due in part to the Company hiring of additional staff and servicing the increased volume of business.

(c)         NON-CASH COMPENSATION.

            The Company reported non-cash compensation of $7,582,642 for the nine months ended March 31, 2005 compared to $2,457,459 for the nine months ended March 31, 2004, an increase of $5,125,183 or approximately 209%. During the nine months ended March 31, 2005, the Company's president and its chief financial officer renewed their employment agreements for additional three-year terms. As partial consideration for these renewals, the Company granted to these two officers a total of (i) 20,000,000 shares of restricted common stock, valued at $4,600,000; and (ii) options to purchase 5,000,000 shares of common stock at a price of $0.01 per share, valued at $1,100,000. The aggregate fair value of the stock and option grants to these two officers was $5,700,000, and the Company charged this entire amount to operations during the nine months ended March 31, 2005.

(d)         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

            Selling,  general,  and administrative  expenses were $1,914,743 for the nine months ended March 31, 2005, compared to $1,926,516 for the nine months ended March 31, 2004, a decrease of $11,773 or approximately 0.6%. The primary components of these expenses were depreciation and amortization of approximately $453,000; payroll and related costs of approximately $512,000; legal and accounting fees of approximately $255,000; travel and entertainment of approximately $234,000; consulting fees of approximately $115,000; and facilities expenses (rent, utilities, telephone, maintenance) of approximately $113,000.

(e)         GAIN ON LEGAL SETTLEMENT

            During the nine months ended March 31, 2005, the Company recorded a non-recurring gain of $350,000 representing the recovery and cancellation of 714,286 shares of common stock which had been issued as compensation to its prior investment banker. The gain was recorded at the fair value of the shares when they were originally issued. There was no such gain during the nine months ended March 31, 2004.

(f)         GAIN ON EXTINGUISHMENT OF DEBT

            During the nine months ended March 31, 2004, the Company recorded a non-recurring gain of $727,459 representing settlement of a dispute with a lender. There was no such gain during the nine months ended March 31, 2005.

(g)         INTEREST EXPENSE.

            The Company recognized net interest expense of $9,378 during the nine months ended March 31, 2005 compared to interest expense of $33,387 for the nine months ended March 31, 2004, a decrease of $24,009 or approximately 707%. Lower interest expense was due to lower levels of debt during the most recent quarter. Pursuant to the vFinance settlement agreement, the Company reversed the liability it had recorded to its president in the amount of $679,869, which had been accruing interest on this amount at the rate of 7% per annum during the nine months ended March 31, 2004.

            Currently, the Company is utilizing equity financing partly in order to avoid the interest charges associated with debt financing. Accordingly, the Company does not expect interest expense to materially increase in the coming twelve months. There can be no guarantee that this will be the case; however, as the market price for the Company's common stock could change, forcing it to pursue alternative methods of financing the Company's cash needs; in addition, the Company could receive an offer of attractive debt financing or could undertake additional financing with regard to an acquisition, in which case interest expense would significantly increase.

(h)         NET LOSS.

            For the reasons stated above, the Company recorded a net loss of $8,741,999 for the nine months ended March 31, 2005 compared to $3,568,860 for the nine months ended March 31 2004, an increase of $5,173,139 or approximately 145%.

FACTORS THAT MAY AFFECT OPERATING RESULTS.

            The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside the company's control. General factors that may affect the Company's operating results include:

o market acceptance of and changes in demand for products and services;

o a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

o           gain or loss of clients or strategic relationships;

o announcement or introduction of new services and products by the Company or by its competitors;

o           price competition;

o the ability to upgrade and develop systems and infrastructure to accommodate growth;

o the ability to introduce and market products and services in accordance with market demand;

o           changes in governmental regulation; and

o reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

            The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its client base. If the Company is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

            The Company is also subject to the following specific factors that may affect the company's operating results:

(a)         COMPETITION.

             The market for electronic payment systems and electronic POS systems is intensely competitive and we expect competition to continue to increase. The Company's competitors for POS systems include VeriFone and Ingenico amongst others, and companies such as Global Payments, First Data and Euroconnex for the Company's electronic payment software. In addition, the companies with whom we have strategic relationships could develop products or services, which compete with the Company's products or services. In addition some competitors in the Company's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the company does. The Company also expects to face additional competition as other established and emerging companies enter the market for electronic payment solutions. To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(b)         TECHNOLOGICAL AND MARKET CHANGES.

            The markets in which the Company competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Company's existing products will continue to be properly positioned in the market or that the company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the electronic payments industry increases, it may become increasingly difficult for the company to be competitive.

            Risks associated with the development and introduction of new products include delays in development and changes in payment processing, and operating system technologies that could require the Company to modify existing products. There is also the risk to the Company that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

(c)         NEW VERSIONS OF COMPANY'S PRODUCTS MAY CONTAIN ERRORS OR DEFECTS.

            The Company's electronic payment software products and point of sale devices are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of the Company's products. The Company has in the past discovered software errors in its new releases and new products after their introduction. The Company has experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. The Company may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, as a result of which the Company's business, cash flow, financial condition and results of operations could be materially adversely affected.

(d)         NO ASSURANCE OF SUCCESSFUL AND TIMELY PRODUCT DEVELOPMENT.

            The Company's products and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products.

            There can be no assurance that the Company's product development efforts will be successfully completed. The Company's proposed development schedule may be affected by a variety of factors, many of which will not be within the control of the Company, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding. In light of the foregoing factors, there can be no assurance that the Company will be able to complete or successfully commercialize its products. The inability of the Company to successfully complete the development of new products or to do so in a timely manner, could force the Company to scale back operations, or cease operations entirely.

(e)         MARKET ACCEPTANCE.

            The Company's success is dependent on the market acceptance of its products. Despite the increasing demand for security devices, the Company's products represents an advanced approach to the industry, and market acceptance of the company's products will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness. Even if the advantages of the Company's products are established, the company is unable to predict how quickly, if at all, the products will be accepted by the marketplace.

(f)         PROTECTION OF PROPRIETARY RIGHTS.

            The Company's success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop a service that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's proprietary information without authorization. In addition, certain of the Company's know-how and proprietary technology may not be patentable.

            The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company's business, financial condition or operating results.

            There is a risk that some of the Company's products may infringe the proprietary rights of third parties. In addition, whether or not the Company's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights. The Company may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Company's failure to do so could have a negative affect on its business and revenues.

(g)         DEPENDENCE ON SUPPLIERS.

            The Company depends upon a number of suppliers for components of its products. There is an inherent risk that certain components of the company's products will be unavailable for prompt delivery or, in some cases, discontinued. The Company only has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Company is unable to obtain components in a timely manner, at an acceptable cost, or at all, the company may need to select new suppliers, redesign or reconstruct processes used to build its security devices. In such an instance, the Company would not be able to manufacture any security devices for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

(h)         ECONOMIC SLOWDOWN.

            The world economy in general, and the United States economy in particular have experienced a prolonged downturn for electronic payment products which the Company believes has adversely affected demand for its products and has made it increasingly difficult to accurately forecast future revenues. While it is seeing indications that the economic outlook is no longer deteriorating, the Company cannot predict the extent, timing or duration of any improvement in the economies where it sells its products. Further, the Company expects that its revenue during fiscal 2005 will be significantly affected by the timing and success of the introduction of new products and services during the fiscal year.

(i)         KEY PERSONNEL.

            The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company's senior management, including the company's chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the company's business and prospects.


            The Company intends to recruit in fiscal year 2005 employees who are skilled in e-commerce, payment, funds management, payment reconciliation, Internet and other technologies. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(g)         LITIGATION.

            As stated under Legal Proceedings, the Company is subject to certain lawsuits and a regulatory investigation. It is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on the Company's business, and could negatively impact its revenues, operating margins, and net income.

OPERATING ACTIVITIES.

            The net cash used in operating activities was $1,313,582 for the nine months ended March 31, 2005 compared to $1,105,251 for the nine months ended March 31, 2004, an increase of $208,331 or approximately 18.8%. The decrease in cash for the current period is attributable primarily to the net loss of $8,741,999, partially offset by the non-cash charges of $7,582,642 of non-cash compensation and $470,453 of depreciation and amortization.

INVESTING ACTIVITIES.

            Net cash used in investing activities decreased to $372,642 during the three months ended March 31, 2005 as compared to $622,821 for the three months ended March 31, 2004, a decrease of $250,179 or approximately 40%. This change was primarily due to decreased investing by the Company in software and capitalized software costs.

LIQUIDITY AND CAPITAL RESOURCES.

            As of March 31, 2005, the Company had total current assets of $519,749 and total current liabilities of $2,175,761, resulting in a working capital deficit of $1,656,012. The Company had cash and cash equivalents of $209,906 at March 31, 2005. As of March 31, 2005, the Company had an accumulated deficit of $30,753,473. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

            The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Company will continue as a going concern. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

            Management plans to continue raising additional capital through a variety of fund raising methods during 2005 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. In addition, we will continue to seek additional funds to ensure our successful growth strategy and to allow for potential investments into a diverse portfolio of companies with strategic information and communications technologies or applications. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

            If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

o           curtail operations significantly;

o           sell significant assets;

o seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

o explore other strategic alternatives including a merger or sale of the Company.

            To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuing stock in lieu of cash, which will also result in dilution to existing shareholders.

            The Company has been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $1,896,086 during the nine months ended March 31, 2005 compared to $1,665,383 for the nine months ended March 31, 2004, an increase of $230,703 or approximately 14%. During the nine months ended March 31, 2005, the Company received $375,000 in cash relating to stock options exercised during the twelve months ended June 30, 2004; this amount was credited to subscriptions receivable. At March 31, 2005, there is also a balance due of $500,000 for common stock sold in a prior period.

            The independent auditors report on our June 30, 2004 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern

CERTAIN INDEBTEDNESS.

            Paul Egan has advanced funds to the Company for its operations. The Company was indebted to the Mr. Egan for $22,658 at June 30, 2004. During the nine months ended March 31, 2005, Mr. Egan advanced the Company an additional $118,153 (net). At March 31, 2005, the Company is indebted to Mr. Egan in the net amount of $156,278, including interest of $15,467. The entire amount of principal and interest is shown in the Due To Related Parties For Advances in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2005. Interest on the unpaid balances is accrued at the rate of 7% per annum.

            Ciaran Egan has advanced funds to the Company for its operations. The Company was indebted to Mr. Egan for $30,178 at June 30, 2004. During the nine months ended March 31, 2005, the Company repaid Mr. Egan the net amount of $3,501. At March 31, 2005, the Company is indebted to Mr. Egan in the net amount of $27,930, including interest of $1,253. The entire amount of principal and interest is shown in Due To Related Parties For Advances in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2005. Interest on the unpaid balances is accrued at the rate of 7% per annum.

            The Company expects to repay these amounts as soon as sufficient cash flow from operations is generated.

ACCRUED SALARIES.

            Paul Egan has delayed payment of a portion of his salary in order to conserve the Company's cash. At March 31, 2005, the Company has recorded the amount of $113,253 in accrued salary due to Mr. Egan. This amount is shown as Accrued Salaries - Officers in the accompanying Consolidated Condensed Balance Sheet as of March 31, 2005.

            Ciaran Egan has delayed payment of a portion of his salary in order to conserve the Company's cash. At March 31, 2005, the Company has recorded the amount of $82,800 in accrued salary due to Mr. Egan. This amount is shown as Accrued Salaries - Officers in the accompanying Consolidated Condensed Balance Sheet as of March 31, 2005.

EXCHANGE RATES.

            A significant portion of the Company's revenues and expenses is denominated in currencies other than U.S. dollars. The Company's operations are principally in Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso; and in Helsinki Finland under the Rahaxi subsidiary, operated in its local currency, the Euro. All assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in the accumulated comprehensive income (loss). The accumulated foreign currency translation adjustment is $14,416 at March 31, 2005.

            Any significant change in exchange rates may have a favorable or negative effect on both the revenues and operational costs of the Company. In particular, the value of the U.S. dollar to the Euro impacts the Company's operating results. The Company's expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, it is required from time to time to convert currencies to meet the company's obligations. In addition, a significant portion of the Company's financial statements are prepared in Euro and translated to U.S. dollars for consolidation.

INFLATION.

            The impact of inflation on the costs of the Company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on its operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

OFF-BALANCE SHEET ARRANGEMENTS.

            The Company does not have any off-balance sheet arrangements.

OTHER.

            The Company does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

CRITICAL ACCOUNTING POLICIES.

            The Securities and Exchange  Commission ("SEC") has issued Financial
Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates; (b) stock-based compensation arrangements; (c) revenue recognition; and (d) long-lived assets. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

(a)         USE OF ESTIMATES.

            The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)         STOCK-BASED COMPENSATION ARRANGEMENTS.

            The Company intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

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

FORWARD LOOKING STATEMENTS.

            Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

            Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as risks set forth above under "Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. The

Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

            The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal (chief) executive officer and our principal (chief) financial officer, as appropriate, to allow timely decisions regarding required disclosure.

            As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal (chief) executive officer and our principal (chief) financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms.

         Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES.

            There were no significant changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

            Other than as set forth below, the Company is not a party to any material pending legal proceedings.

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

            The Company has denied, and continues to deny, any liability or wrongdoing with respect to all claims alleged in the litigation. Nevertheless, the Company has determined that it is desirable to settle the litigation and thereby eliminate the substantial burden, expense, inconvenience and distraction that the litigation would entail and to dispel any uncertainty that may exist as a result of the litigation. Pursuant to a stipulation of settlement dated as of May 12, 2005 the parties have agreed in principal to settle the litigation on the following terms: (i) full mutual releases of all known and unknown claims that have been or could be asserted by both parties; (ii) the Company will issue to Sportingbet a one-year term convertible note without interest in the amount of $650,000; (iii) the Company will issue a warrant for 750,000 restricted shares of common stock, exercisable at $0.75 per shares for a three-year period; and (iv) the Company will issue a warrant for 750,000 shares of common stock, exercisable at $1.00 for a five-year period.

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

SHELLY SINGHAL V. FREESTAR TECHNOLOGY CORPORATION.

            On August 24, 2004, Shelly Singhal, a former investment banker for the Company, filed a lawsuit in the Clark County Nevada Superior Court for breach of contract, breach of covenant of fair dealing, civil conspiracy and specific performance. Mr. Singhal claims that he is entitled to a fee for services of 10,000,000 (1,428,571 post reverse-split) unrestricted shares of the Company's common stock. On October 20, 2004, Mr. Singhal sought summary judgment on his complaint. That motion was denied in its entirety.

            The Company has denied, and continues to deny, any liability or wrongdoing with respect to all claims alleged in the litigation. Nevertheless, the Company has determined that it is desirable to settle the litigation and thereby eliminate the substantial burden, expense, inconvenience and distraction that the litigation would entail and to dispel any uncertainty that may exist as a result of the litigation. The Company anticipates settling the foregoing litigation, but has not yet finalized a settlement, pursuant to a stipulation of settlement in which the parties would agreed to settle the litigation on the following terms: (i) full mutual releases of all known and unknown claims that have been or could be asserted by both parties; and (ii) the Company will issue to Mr. Singhal 714,286 Company restricted shares of common stock.

SECURITIES AND EXCHANGE COMMISSION INVESTIGATION.

            In January 2003, the Company was advised by the staff of the Denver office of the SEC that it had initiated an informal, non-public inquiry. Since that time, the staff has sought and received production of documents and testimony relating to certain financing transactions entered into by the Company, issuance of its stock in compliance with the registration provisions, facts stated in press releases and reports filed with the Commission concerning, among other things, the Company's assets, operations, financial condition, anticipated revenue and strategic initiatives.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            The Company made the following sales of unregistered (restricted) securities during the quarter ended on March 31, 2005 (not previously reported in a Form 8-K):

            (a) On February 4, 2005, the Company issued 350,000 shares (post reverse-split) of its common stock to a consultant for services to be provided through February 2006. These shares were valued at $84,000, or $0.24 per share.

            (b) On February 17, 2005, the Company issued 350,000 shares (post reverse-split) of its common stock to a consultant for services to be provided through February 2006. These shares were valued at $73,500, or $0.21 per share.

            No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

            There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

            Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5.  OTHER INFORMATION.

SUBSEQUENT EVENT.

            On May 6, 2005, the Company entered into an employment agreement with Angel Pacheco, the Company's chief technical officer (effective as of April 1, 2005) (see Exhibit 10.7). Although not considered by the Company to be an executive officer, the Company does consider this agreement, because of the size of the compensation, to be material.

            Under this agreement, Mr. Pacheco serves as the chief technical officer of the Company. He is to be paid the following compensation under this agreement:

            (a)  A fixed salary in the amount of $180,000 per annum.

            (b) (i) a one-time stock issuance of 2,000,000 unregistered shares of common stock (Rule 144); and (ii) one time options grant to purchase 500,000 shares of common stock at a exercise price of $0.15 per share (the options are pursuant to the terms of the Company's Stock Incentive Plan under which shares have registered under a Form S-8 with the Securities and Exchange Commission).

ITEM 6.  EXHIBITS.

            Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FREESTAR TECHNOLOGY CORPORATION

Dated: May 13, 2005                              By: /s/ Paul Egan
                                                     ---------------------------
                                                 Paul Egan
                                                 Chief Executive Officer

Dated: May 13, 2005                              By: /s/ Ciaran Egan
                                                     ---------------------------
                                                 Ciaran Egan
                                                 Secretary/Treasurer/
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

NUMBER                                   DESCRIPTION
------            --------------------------------------------------------------
1                 Agency Agreement between the Company and vFinance Investments,
                  Inc., dated March 24, 2002 (including the following  exhibits:
                  Exhibit B: Form of Warrant) (the following exhibits have been omitted: Exhibit A: Term Sheet) (incorporated by reference to
                  Exhibit 1 of the Form 10-KSB filed on November 13, 2002).

2.1 Asset Purchase Agreement between the Company and Southern California Logo, Inc., dated April 26, 2000 (incorporated by reference to Exhibit 1 of the Form 8-K filed on May 15, 2000).

2.2 Asset Purchase Agreement between the Company and Ronbridge Investments, Ltd., dated October 17, 2000 (incorporated by reference to Exhibit 10 of the Form 8-K filed on October 23,
                  2000).

2.3 Binding Letter of Intent between the Company and ePayLatina, S.A., dated July 23, 2001 (incorporated by reference to
                  Exhibit 10.2 of the Form 8-K filed on July 25, 2001).

2.4 Asset Purchase Agreement between the Company and ePayLatina, S.A., dated August 9, 2001 (incorporated by reference to
                  Exhibit 10.1 of the Form 8-K filed on August 14, 2001).

2.5 Acquisition Agreement between the Company and Heroya Investments Limited, dated September 10, 2002 (the following schedules have been omitted: Schedule 1, books and records of Rahaxi; Schedule 2, draft employment agreements with Hans Turitz and Tony Horrell; and Schedule 3, list of clients introduced to Rahaxi by Heroya) (incorporated by reference to
                  Exhibit 2 of the Form 8-K filed on September 25, 2002).

2.6 Amendment 1 to Acquisition Agreement between the Company and Heroya Investments Limited, dated December 16, 2002 (incorporated by reference to Exhibit 2.2 of the Form 8-K/A filed on December 24, 2002).

2.7 Amendment 2 to Acquisition Agreement between the Company and Heroya Investments Limited, dated February 25, 2003 (incorporated by reference to Exhibit 2.3 of the Form 8-K/A filed on February 26, 2003).

2.8 Letter Agreement, dated April 24, 2003, from FreeStar Acquisition Corporation to the Company, and consented to by Paul Egan, Ciaran Egan and Fionn Stakelum (including the Performance Guarantee) (incorporated by reference to Exhibit 2 of the Form 8-K filed on April 24, 2003).

NUMBER                                   DESCRIPTION
------            --------------------------------------------------------------
2.9               Letter of Intent  between  the  Company  and  Digital  Courier
                  Technologies, Inc., dated April 29, 2003 and accepted on April
                  30, 2003  (incorporated  by reference to Exhibit 2 of the Form
                  8-K filed on May 1, 2003).

2.10 Revised Letter of Intent between the Company and TransAxis, Inc. (formerly known as Digital Courier Technologies, Inc.), dated and accepted on June 20, 2003 (the following exhibits to this document have been omitted: Exhibit A: form of a Senior Secured Convertible Note ; Exhibit B: Security Agreement; and Exhibit C: Use of Proceeds) (incorporated by reference to
                  Exhibit 2.2 of the Form 8-K/A filed on June 26, 2003).

2.11 Amendment 3 to Acquisition Agreement between the Company and Heroya Investments Limited, dated June 27, 2003 (incorporated by reference to Exhibit 2.4 of the Form 8-K/A filed on October 15, 2003).

2.12 Stock Purchase Agreement between the Company and the stockholders of TransAxis, Inc., dated September 24, 2003 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on October 24, 2003).

2.13 Amendment to Stock Purchase Agreement between the Company and the stockholders of TransAxis, Inc., dated October 8, 2003
                  (incorporated by reference to Exhibit 2.2 of the Form 8-K filed on October 24, 2003).

2.14 Amendment No. 2 to Stock Purchase Agreement between the Company and the stockholders of TransAxis, Inc., dated February 20, 2004 (incorporated by reference to Exhibit 2.3 of the Form 8-K/A filed on March 2, 2004).

2.15              Asset Purchase Agreement between the Company, and Unipay, Inc.
                  and its stockholder, Unicomp, Inc., dated May 4, 2004 (incorporated by reference to Exhibit 2.1 of the Form 8-K filed on May 20, 2004).

2.16 Registration Rights Agreement between the Company, and Unipay, Inc. and its stockholder, Unicomp, Inc., dated May 4, 2004 (incorporated by reference to Exhibit 2.2 of the Form 8-K filed on May 20, 2004).

2.17 Non-Competition and Non-Disclosure Agreement between the Company and Unicomp, Inc., dated May 4, 2004 (incorporated by reference to Exhibit 2.3 of the Form 8-K filed on May 20,
                  2004).

3.1               Articles   of   Incorporation,   dated   November   17,   1999
                  (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 3, 2000).

3.2 Certificate of Amendment of Articles of Incorporation, dated September 8, 2000 (incorporated by reference to Exhibit 3.4 of the Form S-8 filed on August 17, 2001).

NUMBER                                   DESCRIPTION
------            --------------------------------------------------------------
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

3.6               Bylaws,  dated November 17, 1999 (incorporated by reference to
                  Exhibit 3.2 of the Form 10-SB filed on January 3, 2000)

4.1               Consulting  Services  Agreement between the Company and Public
                  Securities Service, dated November 30, 1999 (incorporated by reference to Exhibit 10.1 of the Form S-8 filed on September 29, 2000).

4.2               Consulting   Agreement  between  the  Company  and  Dennis  H.
                  Johnston,  dated August 1, 2001  (incorporated by reference to
                  Exhibit 10.1 of the Form S-8 filed on August 17, 2001).

4.3 Certificate of Powers, Designations, Preferences and Rights of Series A Preferred Stock of the Company, dated August 10, 2001 (incorporated by reference to Exhibit 4 of the Form 8-K filed on August 14, 2001).

4.4 Non-Employee Directors and Consultants Retainer Stock Plan, dated October 25, 2001 (incorporated by reference to Exhibit
                  4.1 of the Form S-8 filed on November 9, 2001).

4.5               Employee  Stock  Incentive   Plan,   dated  October  25,  2001
                  (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on November 9, 2001).

4.6 Form of Financing Agreement between the Company, and Papell Holdings, Ltd. and Boat Basin Investors LLC, dated March 25, 2002 (including the following exhibits: Exhibit A: Form of Convertible Note; Exhibit B: Form of Warrant; Exhibit C:
                  Registration Rights Agreement; Exhibit D: Stock Pledge Agreement; Exhibit E: Form of Opinion of Counsel; and Exhibit
                  F: Unconditional Guarantee (the following exhibits have been omitted: Schedule 4(c): Compliance with Laws; Schedule 4(d):
                  Litigation; Schedule 4(h): Capitalization;  and Schedule 7(j):
                  Consolidations) (incorporated by reference to Exhibit 4.6 of the Form 10-KSB filed on November 13, 2002).

NUMBER                                   DESCRIPTION
------            --------------------------------------------------------------
4.7               Loan Agreement between the Company, and David Stefansky,  Marc
                  Siegal and Richard  Rosenblum,  dated June 12, 2002 (including the following  exhibits:  Exhibit A: Form of Promissory  Note;
                  and  Exhibit  C:   Unconditional   Guarantee)  (the  following
                  exhibits have been omitted: Exhibit B: Term Sheet; and Exhibit
                  D: Corporate Resolution) (incorporated by reference to Exhibit
                  4.7 of the Form 10-KSB filed on November 13, 2002).

4.8 Form of Financing Agreement between the Company, and Papell Holdings, Ltd., Boat Basin Investors LLC, vFinance, Inc., David Stefansky, Marc Siegal and Richard Rosenblum dated June 27, 2002 (except for Papell Holdings, which is dated September 9, 2002) (including the following exhibits: Exhibit A: Form of Convertible Note; Exhibit B: Registration Rights Agreement; Exhibit C: Unconditional Guarantee; Exhibit D: Form of Stock Pledge Agreement; and Exhibit E: Form of Opinion of Counsel) (the following exhibits have been omitted: Schedule 4(c):
                  Compliance with Laws; Schedule 4(d): Litigation; Schedule 4(h): Capitalization; and Schedule 7(j): Consolidations) (incorporated by reference to Exhibit 4.8 of the Form 10-KSB filed on November 13, 2002).

4.9 Supplementary Agreement between the Company and vFinance Investments, Inc., Boat Basin Investors LLC. Marc Siegel, David Stefansky, and Richard Rosenblum, dated June 27, 2002 (incorporated by reference to Exhibit 4.9 of the Form 10-KSB filed on November 13, 2002).

4.10 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated November 15, 2002 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on December 11, 2002).

4.11 Amended and Restated Stock Incentive Plan, dated November 15, 2002 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on December 11, 2002).

4.12 Option to Purchase 10,000,000 Shares of Common Stock, dated April 24, 2003, issued by the Company to Phaeton Investments Limited (incorporated by reference to Exhibit 10 of the Form 8-K filed on April 24, 2003).

4.13 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No, 2), dated May 25, 2003 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on June 2, 2003).

4.14 Amended and Restated Stock Incentive Plan (Amendment No, 2), dated May 25, 2003 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on June 2, 2003).

4.15 Senior Secured Convertible Note issued by TransAxis, Inc. in favor of the Company, dated July 14, 2003 (incorporated by reference to Exhibit 4.15 of the Form 10-QSB filed on December 1, 2003).

NUMBER                                   DESCRIPTION
------            --------------------------------------------------------------
4.16              Senior Secured  Convertible Note issued by TransAxis,  Inc. in favor of the Company, dated July 17, 2003 (incorporated by reference to Exhibit 4.16 of the Form 10-QSB filed on December
                  1, 2003).

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

4.20 Form of Option to Purchase Shares of Common Stock, dated February 21, 2005 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on May 12, 2005).

10.1 Employment Agreement between the Company and Ciaran Egan, dated August 9, 2001 (incorporated by reference to Exhibit
                  10.2 of the Form 8-K filed on August 14, 2001).

10.2 Employment Agreement between the Company and Paul Egan, dated August 9, 2001 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on August 14, 2001).

10.3 Consulting Agreement between the Company and Margaux Investment Management Group S.A., dated August 23, 2003
                  (incorporated by reference to Exhibit 10.3 of the Form 10-KSB/A filed on October 28, 2004).

10.4 Addendum to Employment Contract between the Company and Paul Egan, dated August 9, 2004 (incorporated by reference to
                  Exhibit 10.4 of the Form 10-KSB/A filed on October 28, 2004).

10.5 Addendum to Employment Contract between the Company and Ciaran Egan, dated August 9, 2004 (incorporated by reference to
                  Exhibit 10.5 of the Form 10-KSB/A filed on October 28, 2004).

10.6 Rescission Agreement between the Company and TransAxis, Inc., dated August 24, 2004 (effective on June 17, 2004) (incorporated by reference to Exhibit 10 of the Form 8-K/A filed on August 26, 2004).

NUMBER                                   DESCRIPTION
------            --------------------------------------------------------------
10.7              Employment  Agreement  between the Company and Angel  Pacheco, dated April 1, 2005 (incorporated by reference to Exhibit 10 of the Form 8-K filed on May 10, 2005).

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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 20, 2003).

23                Consent   of   Independent    Certified   Public   Accountants
                  (incorporated by reference to Exhibit 23 of the Form 10-KSB/A filed on October 28, 2004).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).

32 Section 1350 Certification of Paul Egan and Ciaran Egan (filed herewith).

99.1 Certificate of Register issued to ePayLatina, S.A., dated June 4, 2001 (in Spanish and translated into English) (incorporated by reference to Exhibit 99 of the Form 8-K filed on April 9,
                  2003).

99.2 Press release issued by the Company, dated April 24, 2003 (incorporated by reference to Exhibit 2 of the Form 8-K filed on April 24, 2003).

99.3 Press release issued by the Company, dated April 24, 2003 (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on April 25, 2003).

99.4 Text of conference call held on May 7, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on May 9, 2003).

99.5 Text of conference call held on May 21, 2003 (incorporated by reference to Exhibit 99.1 of the Form 8-K filed on May 30,
                  2003).

99.6 Press release issued by the Company, dated May 29, 2003 (incorporated by reference to Exhibit 99.2 of the Form 8-K filed on May 30, 2003).

NUMBER                                   DESCRIPTION
------            --------------------------------------------------------------
99.7              Press  release  issued by the  Company,  dated  July 29,  2003
                  (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on August 6, 2003).

99.8 Text of conference call held on July 29, 2003 (incorporated by reference to Exhibit 99.4 of the Form 8-K/A filed on August 6,
                  2003).

99.9 Press release issued by the Company, dated October 16, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on October 24, 2003).