Form 10KSB
period 2005-06-30
FREESTAR TECHNOLOGY CORP
filed 2005-11-09
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-28749

                         FREESTAR TECHNOLOGY CORPORATION
                -------------------------------------------------
               (Exact Name of Company as Specified in Its Charter)

         Nevada                                             88-0446457
-------------------------------                   ----------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


                    60 Lower Baggot Street, Dublin 2 Ireland
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                   Company's telephone number: 353 1 602 4757
                                               --------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     Indicate by check mark  whether the Company is a shell  company (as defined
in Rule 12b-2 of the Exchange Act): Yes       No   X  .
                                       -----     -----

     The Company had total revenues of $1,602,819 for the fiscal year ended June 30, 2005. The aggregate market value of the voting stock held by non-affiliates of the Company as of September 30, 2005: $16,401,331. As of September 30, 2005, the Company had 123,163,616 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes       No X .
                                                                   ----     ----

                                TABLE OF CONTENTS

PART I.                                                                    PAGE

ITEM 1.   DESCRIPTION OF BUSINESS........................................... 3

ITEM 2.   DESCRIPTION OF PROPERTY.......................................... 23

ITEM 3.   LEGAL PROCEEDINGS................................................ 24

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 26

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......... 26

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................ 28

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS................................ 45

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE......................................... 45

ITEM 8A.  CONTROLS AND PROCEDURES.......................................... 46

ITEM 8B   OTHER INFORMATION................................................ 47

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT................ 47

ITEM 10.  EXECUTIVE COMPENSATION........................................... 50

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,
          AND RELATED STOCKHOLDER MATTERS.................................. 53

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 56

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K................................. 58

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES........................... 59

SIGNATURES................................................................. 60

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.
---------------------

         The Company was originally organized on August 2, 1997 under the laws of the State of Delaware as Interstate Capital Corporation. The Company at that time had no operations and was considered a development stage company. On November 17, 1999, the Company caused a Nevada corporation to be formed under the name of Freedom Surf, Inc., which then merged, with Interstate Capital Corporation for the purpose of changing the corporate domicile to Nevada.

         On February 14, 2001, the Secretary of State of the State of Nevada accepted an Amendment to the Articles of Incorporation of the Company changing its name from "Freedom Surf, Inc." to "Freestar Technologies."

         On August 10, 2001, the Company purchased all of the assets of ePayLatina, S. A. in exchange for 1,000,000 shares of Series A preferred stock in the Company. The Series A shares are convertible into 12,000,000 shares of common stock in the Company. Conversion can occur upon the certification after 12 months that the Company has a before tax profit of at least $1,000,000 at which time, 1/3rd of the preferred shares become convertible into common. Then, on each 12-month anniversary date, again on certification of before tax profits of at least $1,000,000, another 1/3rd of the preferred shares will convert to common until all of the preferred stock has been converted. The preferred stock was disbursed to Paul Egan, the owner of ePayLatina, S. A. The preferred stock is voting and each share receives 12 votes on any issue brought before the shareholders. Total assets transferred to the Company by this transaction totaled $696,285 less liabilities of ePayLatina, S. A. that the Company assumed totaling $316,788.

         With the filing of a Certificate of Amendment to Articles of Incorporation, dated December 15, 2002, with the Nevada Secretary of State, the number of authorized common shares was increased from 80,000,000 to 500,000,000. With the filing of a Certificate of Amendment to Articles of Incorporation, dated February 24, 2003, with the Nevada Secretary of State, the name of the Company was changed from "Freestar Technologies" to "FreeStar Technology Corporation".

         On October 12, 2005, the Company's board of directors determined to change the address of the executive offices of the Company to: 60 Lower Baggot Street, Dublin 2 Ireland. The new telephone number for the Company is: 353 1 602 4757.

         On September 10, 2002, the Company entered into an agreement with Heroya Investments Limited ("Heroya", the "Rahaxi Acquisition Agreement") for the acquisition of Rahaxi Processing Oy. The original terms of the Rahaxi Acquisition provided for the Company to make incremental cash payments to Heroya over the course of 13 months, and to collateralize the full value of the acquisition in the form of an equivalent amount of common stock of the Company. In addition, Heroya is entitled to receive 10% of the net profits generated by Rahaxi for the first four quarters immediately following the closing date.

         On December 16, 2002, the Company and Heroya executed a first amendment ("Amendment I") to the Rahaxi Acquisition Agreement. Under Amendment I, the purchase price of $4,300,000 is to be paid in restricted common stock of the Company, and cash, as follows:

         (a) The Company's to issue to Heroya 22,000,000 shares of common stock in consideration for 53.3% of Rahaxi's common stock outstanding (16 of 30 shares) no later than January 1, 2003.

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

         On February 25, 2003, the Company and Heroya executed a second amendment ("Amendment II") to the Rahaxi Acquisition Agreement. Under Amendment II, the cash purchase price is to be reduced from approximately 47% to approximately 13%. Thus, the Company's holding of Rahaxi shares increased from 16 to 26 (representing approximately 87% of the 30 shares issued and outstanding). Payment was to be made as follows:

         (a) The Company's to issue to Heroya 23,200,000 shares of common stock in consideration for an additional 33.3% of Rahaxi's common stock outstanding (additional 10 of 30 shares) no later than March 10, 2003.

         (b) The remainder of the cash purchase price totaling $552,100 is to be paid in cash, with payments due from March 10, 2003 to December 16, 2003. The Company may pay the entire balance of the purchase price in full at any time.

On April 27, 2003, the Company issued 23,200,000 restricted shares of common stock to Heroya under the terms of the second amendment.

         On June 27, 2003, the Company and Heroya executed a third amendment ("Amendment III") to the Rahaxi Acquisition Agreement. Under Amendment III, the Company's to issue an additional 8,100,000 shares of common stock in lieu of the remaining cash consideration due Heroya under Amendment II, or $502,100
($552,100 less $50,000 cash paid). The total purchase price was 53,300,000 shares of the Company's common stock and cash of $100,000.

         Pursuant to the terms of the Agreement, the actual purchase price was based on the fair value of the Company's stock on the dates of the grant plus cash to be paid in the future periods. The operating results of Rahaxi beginning January 16, 2003 are included in the accompanying consolidated statements of operations

         The total purchase price was valued at $4,010,000.

Business of the Company.
------------------------

         The Company offers its customer, the merchant, a solution using cards as a method of payment. This includes, among others, providing the merchant with necessary point of sales ("POS") devices and software, switching and processing of payments as well as a range of value added services. The Company not only serves the merchant in "physical" or "card-present" transactions but also in "online" or "non-card-present" transactions, which usually are carried out over the Internet.

         The Company's role in a transaction, be it a traditional physical card transaction between a card holder and a merchant or an online transaction between a cardholder and an e-merchant, is to serve as a link between the merchant and the merchant's so called acquiring bank. The acquiring bank acquires the card transactions from the merchant at a small discount, enabling the merchant to accept cards as a method of payment.

         The Company's sources of revenues consist of transaction fees it receives from processing POS terminal transactions, as well as fees stemming from its newly developed Internet Payment Gateway; sales of POS terminals; and fees from an additional range of different value added services. Transaction fees from processing online POS terminal transactions in Finland accounted for all the Company's revenue in fiscal 2005 .

         The Company's business offering is facilitated by its switching and processing platform operated by the Company's subsidiary Rahaxi Processing Oy. in Finland ("Rahaxi"). The Company is one of the leading players in the Finnish payment market for online card present transactions, serving over 1000 merchants each day and processing more than 1.3 million transactions per month. The Company has developed an EMV standard compatible processing platform, which EMV will require by January 2006 to provide merchants with fraud protection for all European credit card transactions(1).

(a)      Product and Service Offering.

The Company's main product and service offering include:

(1)      Authorization.

         Transaction fees from processing online point of sale terminal transactions make up the bulk of total Company sales today. This is done by the Company's card processing payment engine that captures, configures and routes credit, debit, charge, and private label card transactions to relevant banks and card issuers for authorisation and settlement.

______________________________
1 The EMV standard, which is a body formed by Europay, MasterCard and Visa ("EMV"), ensures global interoperability across cards, platforms, and devices, and establishes the magnetic stripe to chip migration path and an open platform for payment cards.

         The Company provides full processing applications for Visa, MasterCard, American Express, Diners Cub, JCB and all bank-issued Finnish debit cards. The Company's network currently supports over 5,000 POS appliances and is growing, including integrated cash registers and stand-alone/desk terminals. The majority of the revenue is generated from indirect merchant services, where revenue is generated on services primarily priced on a specified amount per transaction.

         The Company's processing payment engine is also designed to acquire transactions from merchants and route to cross border financial institutions. For example, the Company system is directly linked to a financial institution in Estonia and acquires transactions from Estonian-based terminals. The Company has also established relationships with financial institutions and multi-national merchants in Sweden to expand on its proven cross-border capabilities.

(2)      Sale of Point of Sale Solutions.

         The Company intends to offer end-to-end merchant processing solutions. Through its "Partners in Business" approach, i.e. strategic partnerships or distributorships, the Company offers high performance, integrated/hybrid terminals that are able to process both magnetic stripe cards and chip cards operating under the EMV standard. These terminals are ideal for retailers that desire speed, security, compliance with the most recent specifications, and acceptance of all leading payment cards in one easy to use device. The Company's strategic partnerships allow itself to assist merchants in various categories and sizes with advanced and proven terminals from globally recognised electronic payment appliance companies plus robust transaction switching. The Company is not a "one-size-fits-all" organisation, but it aims to provide suitable solutions for establishments across verticals.

Today, The Company supports merchant categories such as:

         Catalog
         Department stores
         E-commerce
         Government (e.g., municipalities)
         Lodging,  travel, sports, and entertainment (e.g.,  theatres,  stadiums and  hotels)
         Office  products
         Quick  service restaurants/fast food
         Medical/dentistry
         Multi-national  establishments Remote (e.g., mobile,  outdoor, temporary, transport, and seasonal)
         Small multi-lane Specialty hard  goods  (electronics,   carpet/tile,
             furniture,  etc.)
         Specialty retail/soft goods (apparel, shoes, consignment, etc.) Supermarket/grocery (supermarkets, delis, butcher shops)
         Table service restaurants  (chains and local  restaurants)
         Vending  automates
         Public transport vehicles

(3)      "Partners in Business" Philosophy.

         The Company strives to form relationships with important market participants with the aim of providing its customers with the best products and services in the market. This "Partners in Business Philosophy" includes relationships with both vendors of payment devices, financial institutions as well as its customers.

         For example, The Company has recently entered into an agreement with Global Refund Group where The Company will develop a software system, which allows multiple applications at the POS terminal, e.g. VAT refund services, dynamic currency conversion services in addition to payment services. The software and terminal will be sold and marketed by Global Refund Group, and deployed and maintained by the Company through its payment hardware supplier, Hypercom Corporation, one of the world's largest payment device manufacturers.

         The Company has a licensing and distribution agreement with Hypercom Corporation to deploy the ICE(TM) family of terminals, bringing fully EMV compliant terminals to the Finnish market. The Company will deploy the ICE Family of POS Terminals through its subsidiary Rahaxi Processing Oy. The Company believes that Rahaxi Processing Oy.'s and Hypercom's collective product offering, core competencies and payments expertise will support all major credit-charge-debit cards, as well as private label cards. Small, medium, and large retailers across retailing segments will be accommodated by an array of Hypercom's revenue-generating terminals, Hypercom device management solutions and Rahaxi's payment engine. The Company's and Hypercom's current and future customers have the opportunity to obtain added value at the "point-of-payment interaction" anytime, anyplace, anyhow, which in turn could yield enhanced revenue generation. The Company did not derive any revenue from the sale of Hypercom terminals in fiscal 2005, but expects to in fiscal 2006.

(4)      Internet Payment Gateway.

         In addition to providing card processing and payment solutions for physical/retail storefronts and wireless POS terminals, the Company also offers a "state-of-the art" Internet Payment Gateway ("IPG"). The IPG provides a mechanism for both Internet, mail order, and telephone order. This advanced e-payment service includes real-time reporting and fraud management. The IPG delivers a global solution for online merchants.

         The Company's payment processing services are facilitated by its IPG. This gateway provides a live link to the credit card networks, a real-time transaction database for dynamic reporting, and a risk management system. Depending upon specific business goals and requirements, the IPG may be hosted by the Company or installed in a data center or processing facility. In either case, the processing, risk management, and reporting tools are available 24 hours a day through a secure, password-protected website. All that is required to access and manage a merchant portfolio from the site is a desktop computer and Microsoft" Internet Explorer browser software. This web-based design facilitates dynamic interaction with all transaction data for effective and customized merchant portfolio management. Both merchants and financial institutions are protected by an extensive matrix of fraud detection analysis and software (the "Payment Protection System"). Through the system, an individual merchant or an entire merchant portfolio can be monitored for potentially fraudulent card activity and data entry errors.

         The Company's IPG allows the Company to gradually redirect its focus from its traditional "card present" processing activities in Finland to "card not present" merchant processing on a worldwide basis, which is one of the fastest growing segments of the processing market. The obvious advantages with "card not present" transactions are that the geographical location of the Company's customers is not important and that the time to market, i.e. executing the roll out if its IPG services, is short and, not the least, relatively inexpensive. The Company did not derive any revenue from its Internet gateway in fiscal 2005 but expects to derive revenue in the latter half fiscal 2006.

(5)      Dynamic Currency Conversion.

         The Company has recently entered into a contract with First Currency Choice ("FCC"), a company that has a client base of over 200,000 merchants. In an effort to enhance FCC's offering to the existing merchant base and to their partner acquiring banks, FCC is bringing a product to market that allows the cardholder to conduct the transaction in the currency of origin. In order to provide real time currency conversion quotes, the POS terminal must send a currency transaction request to the client's host. FCC has engaged the Company to be the processor for all transactions conducted in currency of origin. When a POS device sitting at a merchant location in France, is conducting a transaction for a cardholder with a card issued in the U.S., that cardholder may request the transaction to be conducted in US currency. At that time the terminal will switch to the Company, and the Company will provide the currency conversion data, which in turn is retrieved from the client's host. Once the rates are presented to the POS and accepted, the authorization request is then routed to the Company to be switched to the card schemes. The Company will provide transaction gateway services and settlement with the participating banking institutions. The described process brings an excellent terminal base to the Company and the consequent transaction volumes. First countries are France, Germany and the Netherlands. Future rollouts include Italy, the UK, and Switzerland. The Company did not derive any revenue from its relationship with FCC in fiscal 2005 as the application was still under development but expects to derive revenue in 2006 from this relationship

(6)      Private Label Cards.

         It is assumed that private label programs are just like bankcard programs and have the same requirements for marketing, services and processing requirements. This is not the case. Private label ("closed loop") programs require flexibility and unique processing capabilities. The Company is capable of supporting the requirements of private label programs with several authorization and verification methods, flexible parameterisation, real-time processing, transaction logging, and database updates. The Company's processing engine easily handles advanced remote data collection, data dissemination on demand, data scheduling, transaction monitoring, and new interface formats.

(7)      IKEA Hej Card.

         In August 2004, the Company was chosen by IKANO Rahoitus Oy., a member of The IKANO Group, as the transaction management provider for the IKEA Hej Card. After a rigorous proposal process and consideration of other electronic payments providers, the Company exhibited fast time to market, highly configurable processing logic, low risk, and competitive pricing. By leveraging the existing relationship between IKEA and the Company for acquisition and routing, the Company met or exceeded IKANO's requirements for the processing of the IKEA private label Hej Card. The IKANO Group is a diversified Scandinavian financial services organization. IKANO Rahoitus is a strategic business unit of the Finance Division, focusing on processing large volumes of financial and associated products.

(8)      Consulting Fees.

         The Company is also offering consulting and development services to financial institutions and merchants. The development of the software system for Global Refund Group described earlier is one example of a consulting assignment carried out by the Company. The Company expects to derive revenue from these fees in the first quarter of fiscal 2006.

(b)      Market Overview.

(1)      Market Participants.

         The market for card payments comprises several market participants. In a typical transaction, a consumer uses a card to pay for goods or services from a merchant. In order for this transaction to work, the merchant need to be sure that the consumer can pay for his products or services.

         Once the consumer has presented his card to the merchant at the point of sale ("POS"), the merchant's bank (the "Acquirer") gets in contact with the consumer's bank (the "Issuer") in order to verify that the consumer can pay for the merchant's product or service. The contact between the Acquirer and the Issuer, which includes authorization and transaction data, is facilitated by the so-called Interchange Network. The Interchange Network is a worldwide computer and telecommunication network operated by international card corporations, such as Visa, MasterCard and Amex. Once the Acquirer has received authorization from the Issuer, the merchant is informed at the POS to proceed with the purchase.

         The Company's role in this payment process is to serve as the link between the merchant and the Acquirer. Thus, the Company's customer is the merchant, providing him with a total solution using cards as a method of payment. This includes, among others, providing the merchant with necessary point of sales devices and software, switching and processing of POS terminal transactions as well as a range of value added services.

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

(2)      Market Growth.

         Card payments are expected to increase at the expense of cash payments. Major international card companies such as Visa, MasterCard and American Express have shown strong growth over the last years, indicating that card payments are winning terrain over cash payments.

         For example, during the period of 2001-2004, the number of American Express and Visa cards in force has, on average, grown by 15% and 11% annually, respectively. The card sales volume for American Express and Visa cards has on average grown by 9% and 6% annually, respectively, during the same period.

         The increase in card payments is due to, among other things, merchants' increasing focus on online retailing, a continued improved e-payment infrastructure, both in terms of ease of use and security, as well as the increasing Internet penetration. For example, online retailing generated US $90 billion in revenues for US retailers in 2004, compared with just US $8 billion in 1998, i.e. a cumulative average annual growth rate of about 50%(2).

Europe.
-------

         Credit and card usage in Europe has grown significantly. For example, GDV in 2004, as reported by MasterCard's customers, increased by 14.2% over 2003(3). This can be compared to 9.3% in the USA. Due to card fraud, European nations and card associations have focused on developing and implementing next-generation security measures.

North America.
--------------

         Usage of credit and debit card-based payments, especially PIN-based debit, continues to increase. During the five years ended in 2003, total U.S. debit purchase volume grew at a 28.6% compound annual growth rate, from about $167 billion to about $589 billion. By 2008, debit purchase volume is expected to reach $1.2 trillion, representing a 15.9% compound annual growth rate from 2003.

Emerging Markets.
-----------------

         Certain regions, such as Eastern Europe, Latin America, and Asia, and certain countries in particular, including Russia, India and China, are experiencing rapid growth in the usage of card-based payments. In China, Visa

____________________________


2 Source: The McKinsey Quarterly, 2005 Number 3, "Retailing: What's working online"
3 Source: MasterCard Corporation's annual report 2004. GDV represents gross usage (purchased and cash transactions) on MasterCard branded cards for goods and services, including balance transfers and convenience checks. The figures exclude Maestro and Cirrus transactions.

and MasterCard purchase volume increased 34% from 2002 to 2003, from about $6.8 billion to about $9.1 billion. Similarly, India -- where only 14% of citizens currently have a credit card, according to a MasterCard International survey -- experienced 31% growth in Visa and MasterCard purchase volume during the same period, from bout $1.8 billion in 2002 to about $2.4 billion in 2003.

         Despite this strong growth, the emerging markets have a long way to go until they reach the same level in terms of card usage as in the Western world. For example, cards are used in only 3 percent of all retail sales in China, compared with a global norm of about 30 percent. The increasing adoption of electronic payments in these regions is driven primarily by strong economic growth, improving infrastructure development, strong support from governments seeking to increase VAT and sales tax collection, and the expanding presence of wireless networks.

(3)      Market Drivers.

         Payment card operations are an ever-changing industry. New, emerging and converging technologies as well as marketplace demands are changing the landscape of this global industry. As a result, every participant in the chain of payments processing is adjusting to both opportunities and challenges. Some factors impacting the industry include:

Evolving Standards.
-------------------

         Evolving standards have implications to all participants in the payment industry. The introduction of the smart card technology for all credit and debit products is the first major change and challenge in payment card operating structure since the magnetic stripe came to market over 30 years ago. The international card companies, through their jointly owned body EMV Co., have promoted and encouraged the industry, members banks, retailers, EFTPoS suppliers, and processors to convert to the integrated chip-based technology.

         The key driver behind the conversion to integrated circuit cards is the significant reduction of fraud. Since magnetic stripe cards are relatively easy to replicate, migrating to complex smart cards will make counterfeiting much harder. In addition, card issuers, retailers and merchant acquirers are expected to benefit from improved card/cardholder authentication and validation at the point of sale, better data storage and opportunities for multiple applications on one card.

EMV(TM).
--------

         EMV Co., LLC ("EMV Co.") was conceived by Europay,  MasterCard and Visa
- hence the acronym EMV - to introduce integrated circuit card technology (also called chip card or smart card technology) for all credit and debit products. This smart card standards organization has prescribed specifications for certification of all new and existing electronic payment systems. EMV(TM) is expected to be the de facto standard in the area of credit/debit card systems managed by EMV Co. EMV Co.'s charge is to manage, enhance and maintain EMV(TM) integrated circuit card specifications. The EMV standard also satisfies card issuer's business requirements for accommodating single to multiple applications on one payment card regardless of system operator. The EMV standard ensures global interoperability across cards, platforms and devices, establishes the magnetic stripe to chip migration path and an open platform for payment cards.

         EMV is also gaining momentum in Asia and America, and promises complete global interoperability of bankcards for consumers. All payment processors will have to be able to accept payments mediated by smart cards in order to remain competitive, and meeting EMV compliance has major implications for all aspects of the payment handling processes.

         This standard is expected to drive additional growth in sales of next-generation electronic payment systems.

Changed Liability Rules.
------------------------

         In the Nordic region and other European countries, from January 1, 2005, liability rules have changed to provide greater protection against fraud to merchants who have deployed EMV card acceptance devices that meet the global EMV standard. In practical terms, liability shift refers to a transaction authorised at the point of sale by a merchant fulfilling his/her obligations by honoring a smart payment card with an EMV-enabled and certified device. If the merchant uses an EMV compatible and certified device for end-to-end processing, the transaction cannot be charged-back. If the EMV transaction authorised is later determined to be fraudulent or the card was lost/stolen at the time of transaction authorisation, the merchant faces no liability for the loss and keeps the funds for the transaction. However, if a merchant's payment processing device is not EMV compatible on or after January 1, 2005, then the merchant must absorb the transaction loss plus any ancillary charges, such as chargeback penalty fees assessed by its acquiring bank.

New Card Features and Functionality.
------------------------------------

         Industry participants are increasingly developing value-added payment applications and features, i.e. pre-paid cards, gift card and loyalty card programs but also multi-currency conversion applications as well as tax free shopping applications. These applications and features expand the range of services and functionality offered by electronic payments systems. Payment processors and electronic payment systems require testing and recertification when new value-added payment applications and features are added. Staying ahead of competition require close monitoring and swift adoption to trends and changes in the card application and features area.

Regulatory Changes.
-------------------

         Regulatory changes on both domestic, regional and global levels affect participants in the payment industry. Governmental concern regarding funding of international terrorism, international fraud as well competition and world trade issues all contribute to new laws and regulations affecting the payment industry. One significant European level change will be the so called SEPA, i.e. the Single European Payment Area, which means that bank issued cards in the future shall work in a cross-border environment the same way as credit cards do today.

Consolidation.
--------------

         Scale and international reach drive many participants in the international industry, in particular the international card corporations and acquiring/issuing banks. Mergers and acquisitions put pressure on existing payment systems to work post transaction among those players engaged in a merger or acquisition.

Risk Management Controls.
-------------------------

         Risk management controls drive many participants in the international payment industry. Banks and other financial institutions constantly review and implement changes of their systems, which affect all other participants in the payment change.

(c)      Competition.

         The market for electronic payment systems and electronic POS systems is intensely competitive and The Company expect competition to continue to increase. The Company's competitors for POS systems include VeriFone and Ingenico amongst others, and companies such as Global Payments, First Data and Euroconnex for the Company's electronic payment software. In addition, the companies with whom the Company has strategic relationships could develop products or services, which compete with the Company's products or services. To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction.

         Staying ahead of competition require close monitoring and swift adoption to major consolidation events, as well as changes in standards regarding cards and payment systems on all geographical levels.

(d)      Strategy.

         Payment card operations are an ever-changing industry. New, emerging and converging technologies as well as marketplace demands are changing the landscape of this global industry. As a result, every participant in the industry is adjusting to both opportunities and challenges. Some factors impacting the industry include evolving standards, such as the EMV standard; new card features and functionality, such as the dynamic currency conversion application; regulatory changes, such as the SEPA(4); as well as consolidation and risk management controls. All these factors are drivers for change - industry-wide.

         The Company's objective is to provide solutions and services that enable secure and real-time movement of financial transactions incorporating
_______________________________
4 One big European level change will be the SEPA, the Single European Payment Area, which means that bank issued cards in the future shall work in a cross-border environment the same way as credit cards do today.

hardware and software to enable credit, debit and ATM cards with PIN transactions. A key principle governing its overall strategy is to be independent in its interaction with other market participants. This is deemed important in order to foster its "Partners' in Business Philosophy", as well as providing the best solution to its customers. The key elements of its strategy are to:

(1) Increase Market Share in the Nordics and Baltics and Expand into Rest of Europe.

         Following the strategic acquisitions of Rahaxi Processing Oy., the Company believes it is well placed to capitalize on the transformation sweeping the payment industry. The Company is targeting the surrounding Baltic countries and other European markets to broaden its customer base.

         The Company intends to expand its operations into the rest of Europe, exploiting its competitive edge with EMV compatibility and cross-boarder capabilities. Further, in line with its "Partners in Business Philosophy", the Company seeks to grow its merchant base through strategic partnerships with global blue chip players such as Global Refund Group and Hypercom Corporation(5).

(2)      Offer Additional Value -Added Services to Customers.

         The Company's customer base includes established blue chip customers, predominantly in Finland. In order to maintain and increase its customer base as well as to increase the margin per customer, it is imperative for the Company to offer additional value-added services to the customers. By introducing new value added services to the customer, the merchant's perception of the point of sale terminal as a cost centre is changing to a profit center. Additional value added services include multi-currency accounts, dynamic currency conversion, tax-free shopping applications, loyalty cards etc.

(3)      Grow Within "Card Not Present" Transactions.

         The Company's has recently entered the marketing phase of its newly implemented Internet Payment Gateway ("IPG"), which allows the Company to gradually redirect its focus from its traditional "card present" processing activities in Finland to "card not present" merchant processing on a worldwide basis, which is one of the fastest growing segments of the processing market. The obvious advantages with "card not present" transactions are that the geographical location of the Company's customers is unimportant and that the time-to-market, i.e. executing the roll out if its IPG services, is short and, not the least, relatively inexpensive. On August 22, 2005, the Company announced that Metropolitan Poker was its first customer for the development by the Company of the poker site's payment system, integrating it with the IPG.

____________________________

5 Global Refund Group is a market-leading supplier of financial services for merchants in their interactions with foreign customers. Hypercom Corporation is the world's second largest manufacturer of payment terminals.

(4)      Capitalize on High Growth Opportunities in Emerging Markets.

         The Company intends to capitalize on high growth opportunities in emerging markets. The credit and debit card market in China, for example, has expanded dramatically in recent years as the country races to adopt and integrate global standards and technologies.

         The Company recently signed an memorandum of understanding with China Union Pay Co., Ltd. (CUP) and is currently working towards an agency agreement with CUP, which would coordinate credit card settlements in China, to process payments for CUP credit card holders travelling in Europe (one example of the Company's growth ambitions in emerging markets). CUP has issued more than 815 million bank credit cards for customers of its 146 member banks. Its vision is to achieve nationwide operability of bankcards, and further enable the acceptance of CUP cards around the world.

(5)      Secure Relationships with Additional European "Acquiring Banks".

         In order for The Company to process increasing volumes of e-commerce traffic outside Finland, the Company intends to secure relationships with an additional two to three European "acquiring banks". The opportunity to acquiring banks, meaning banks certified to accept credit card transactions on behalf of the merchants, is principally the very substantial volume of traffic available in the market. In addition, The Company will leverage on the increasing trend among banks outsourcing their payment processing.

(e)      Sales.

         The Company sells both directly to merchants as well as indirectly, i.e. through resellers. Its internal sales force is targeting three segments:

         Large merchants such as retail chains

         POS providers, defined as any participant in the payment industry who sell a service or a product, which need a switching or processing service in order to work, e.g. companies selling hardware, software or middleware for vending automates, bus ticketing devices etc.

         Payment terminal vendors

(1)      Large Merchants.

         Larger merchants select their switching and processing services from companies providing the best services. Their existing systems are either run by their own IT departments or by a strategic partner on an outsourcing basis. The Company is positioned to leverage on both the outsourcing trend among large merchants as well as the need for EMV migration. In order to be successful in this segment, it is imperative for the Company to provide its customers with a robust payment service and demonstrate cross-border capabilities. The Company is today is capable of offering payment services to large merchants in Finland, the Baltics, Sweden and Denmark, Russia, Poland and Germany.

(2)      POS Providers.

         While big merchants carefully select their providers of payment services, small merchants tend to choose the payment provider, which is recommended by the POS provider(s) they use. As a consequence, the Company is focusing to develop business relations with key POS providers who have their own customer base. This is done through a reseller program, which among others pay provision to the resellers and draw up common marketing strategies. The Company is constantly seeking in this fragmented segment in order to seek co-operation possibilities.

(3)      Payment Terminal Vendors.

         The Company is working with  several  vendors,  both in  marketing  and technology sharing fields. The Company is aiming to take its vendor relationships to a strategic level, which means similar re-seller program as it has in place with POS vendors, but also a deeper co-operation around terminal technical roadmaps.

(f)      Marketing.

         The Company's marketing strategy has three major objectives: (1) to get the Company known more in the market; (2) to improve the Company's position in its current customer field; and (3) to introduce the Company as a value-added partner to its re-sellers.

         The first objective has been tackled by creating an overall Company image by basic one-to-one sales, new sales presentations and engaging web search companies to introduce the Company among the first hits when searching for payment providers. The work the Company is doing in this regard has resulted in new customers for the Company, which are increasingly contacting the Company without sales personnel having to contact them first. In order to meet the second objective, the Company is actively working on printed information sheets, which are sent to current and potential customers. The third objective is being addressed by helping the Company's resellers in both the commercial and technical fields; the Company has introduced a reseller program and is frequently meeting with its resellers.

         The Company's board of directors believes that the Company is well positioned to take advantage of the many opportunities for growth in the market and that the prospects are good for the Company in order to reach long-term profitability. The Company is active in a growth market and the Company enjoys certain competitive advantages. Even though the Company is still in a pre-profitable stage of its development, the Company's transaction volume as well as transaction revenues are growing. During 2004/2005, the Company generated on average approximately 1.3 million transactions per month, a growth rate of approximately 30% compared to the average monthly transaction volume in 2003/2004. Management estimates that, due to new business wins and new service offerings, the average monthly transaction volume will amount to 2 million transactions during the second half of 2005 and as much as 5 million during 2005/2006.

(g)      Technical Infrastructure.

         In order for the Company to derive revenue outside of its Finnish operations, the Company has performed a major hardware and software upgrade at Rahaxi Processing Oy., as it is the core operating system of the Company's products. This upgrade was completed in December 2003, and evolved the Company's business critical systems to the latest Hewlett-Packard ("HP") NonStop servers and BASE24 e-payment processing software. HP NonStop servers are estimated to run approximately 95% of the world's secure transactions, making the NonStop platform the backbone for the world's most demanding and critical environments and offering The Company a secure, continuously available processing platform. A vastly scalable platform, HP NonStop provides the Company with the ability to achieve an adaptive enterprise by enabling it to respond quickly and easily to changing business needs, such as managing the expected growing number of transactions and the need for increased capacity.

         BASE24 software from ACI Worldwide provides the Company with a fast, powerful authorization system. BASE24 software offers high data integrity for mission-critical environments. ACI and HP have a strong and long-standing relationship in e-payment implementations worldwide.

         The new system has enabled the Company to meet the latest Visa and MasterCard standards and has paved the way for EMV Europay/MasterCard/Visa ("EMV") compliance. The Company will also be capable of supporting the latest Visa 3D secure payment technology. Management believes that with the Company's investment in the upgraded NonStop systems running the newest ACI software, it can meet its projected increasing capacity needs and ensure future volume growth.

(h)      Research and Development.

         The Company's long-term growth strategy requires continued development of new processing products. The Company believes that the timely development of new applications and enhancements is essential to maintain its competitive position in the market. The Company works closely with its customers to design systems and processes that meet their planned technical and production requirements. The Company's product development efforts focus on new products and improved versions of existing products. The Company invested in excess of $1,000,000 for fiscal 2005, against approximately $1,000,000 for fiscal 2004. Key activities during fiscal 2004 included the upgrade of its BASE24 system from version 5.3 to version 6, the development of its EMV application, and the installation of the latest HP Non Stop Server.

(i)      Customers.

         The Company has approximately 1,000 customers. The Company clients and global partners include Ikea, Cisco Systems, Finnair and Stockman. A significant percentage of the Company's revenue is still being derived from a limited number of the Company's customers, primarily Finnish customers for the Company's transaction processing products. Approximately 59% of the Company's total revenue for the year ended June 30, 2005 was attributable to the Company's twenty largest customers, with the Company's two largest customers accounted for approximately 13% and 11% of its sales for the year ended June 30, 2005.

(j)      Suppliers.

         The Company's processing system activities consist primarily of assembling various commercial and proprietary components into finished processing systems in Helsinki, Finland. The Company uses numerous vendors to supply hardware and software components and modules for the production and support of its payment processing products. Although the Company makes reasonable efforts to assure that components and modules are available from multiple qualified suppliers, this is not always possible; accordingly, some key modules and components may be obtained only from a single supplier or a limited group of suppliers. The Company has sought, and will continue to seek, to minimize the risk of production and service interruptions by constantly improving its relationship with key suppliers and monitoring the financial stability of those key suppliers. The Company's key suppliers include:

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

(k)      Acquiring and Issuing Banks.

         The Company is switching and processing e-payments for all the leading banks in Finland and has a contract with SEB/Euroline in Sweden. The Company intends linking its customers to more banks in Europe during the course of fiscal 2006. The Company has links to the following acquiring banks

     Luottokunta
     Handelsbanken
     SEB/Euroline

     CEKAB
     Nordea
     Oko
     Sampo
     Alandsbanken
     Samlink
     PKK

(l)      Employees.

         As of June 30, 2005, The Company had in its employment 21 people on a full time basis, as well as several consultants in various specialities. Of the total, four are senior management, three in finance and accounting, five in software development, two in project management, four in office administration, and three in sales and marketing.

(m)      Miscellaneous.

         There is no need for any government approval of principal products of the Company. There are no existing or probable governmental regulations on the business of the Company. There are no compliance issues with any environmental laws in connection with the Company's business.

RISK FACTORS CONNECTED WITH BUSINESS OF THE COMPANY.

         Investing in the Company involves a number of material risks facing the Company's business, as follows:

(a)      Growth of Company  Could  Affect  Management's  Ability to Control  the
         Company.

         The Company's future growth, if any, may cause a significant strain on its management, operational, financial and other resources. The Company's ability to manage its growth effectively will require it to implement and improve its operational, financial, manufacturing and management information systems and to expand, train, manage and motivate its employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to research, product development and marketing and sales efforts without a corresponding increase in the Company's operational, financial, and manufacturing and management information systems could have a material adverse effect on the Company's business, financial condition, and results of operations.

(b) Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

         The Company officers and directors currently own common stock equal to approximately 34% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

         Therefore, the success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the Company unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

(c)      External Factors May Affect Viability of the Company.

         The industry of the Company in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Company will result in commercially profitable business. The marketability of its services will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors that leave less money in the hands of potential customers of the Company will likely have an adverse effect on the Company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

(d) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.

         Conflicts of interest may arise in the area of corporate opportunities that cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company.

(e)      Limitations  on  Liability,  and  Indemnification,   of  Directors  and
         Officers May Result in Expenditures by Company.

         The Company's articles of incorporation and bylaws include provisions to the effect that the Company may indemnify any director, officer, or employee. In addition, provisions of the Nevada Revised Statutes law provide for such indemnification, as well as for a limitation of liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(f)      Absence of Cash  Dividends  May Affect  Investment  Value of  Company's
         Stock.

         The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(g) No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Company's Stock.

         The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

         The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

         There has been no public market for the common stock of the Company. The Company intends to have a market maker file an application on behalf of the Company with the Over the Counter Bulletin Board in order to make a market in the Company's common stock. However, until this happens, if the market maker is successful with such application, and even thereafter, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

         Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(h) Failure to Remain Current in Reporting Requirements Could Result in Delisting from the Over the Counter Bulletin Board.

         Companies trading on the Over the Counter Bulletin Board ("OTCBB"), such as the Company, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If the Company fails to remain current in its reporting requirements, the company could be delisted from the Bulletin Board.

         In addition, the National Association of Securities Dealers, Inc. that operates the OTCBB, has proposed a change to its Eligibility Rule, in a filing with the SEC. The proposed change would make those OTCBB issuers that are cited for filing delinquency in its Form 10-KSB's/Form 10-QSB's three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) would not be considered late. This rule would not apply to a company's Current Reports on Form 8-K.

         As a result of these rules, the market liquidity for Company securities could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

(i) Failure to Maintain Market Makers May Affect Value of Company's Stock.

         If the Company attains listing on the Over the Counter Bulletin Board and thereafter is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

(j)      Shares Eligible For Future Sale.

         Most of the shares currently held by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY.

Offices.
--------

         The Company leases a 2,000 square foot office at Calle Fantino Falco #24 Edificio J. Baez, Ensanche Naco, Santo Domingo, Dominican Republic. This lease is for two years and expires in June 2007; the current rent is $1,000 per month.

         The Company also leases 1,300 square feet of office space in Helsinki, Finland for $2,700 per month; the rental rate is tied to the annual cost of living index in Finland. This lease expires in 2008, but can also be terminated with three months notice anytime after March 2006.

         The Company leases a 400 square foot office in Dublin, Ireland on a month-to-month basis ($1,500 per month). The Company has a one-year lease, which expires on March 31, 2006, on 900 square feet of office space in Stockholm, Sweden at a rent of approximately $4,200 per month (lease rate is denominated in Euros). The Company also has office space in Geneva, Switzerland that is being provided at no cost to the Company by Carl Hessel, one of the directors.

         All these offices are currently adequate for the needs of the Company.

Furniture and Equipment, Leasehold Improvements, and Computers.
---------------------------------------------------------------

         The furniture and equipment, leasehold improvements and computers owned by the Company are recorded at their acquisition cost, and are depreciated using the straight-line and declining methods. This equipment, which is required for the day-to-day operation of the business in its Dominican Republic, Finland and Sweden offices, is currently valued at $93,403 and $44,110, respectively, as of June 30, 2005 and 2004.

         The Company leases a telephone switchboard for its Helsinki offices; the cost is $800 per three-month period, and can be terminated at any time.

ITEM 3.  LEGAL PROCEEDINGS.

         Other than as set forth below, the Company's not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

Sportinghet PLC v. FreeStar Technology Corporation.
--------------------------------------------------

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

         On June 14,2004, the Company filed an answer and counterclaim seeking damages in excess of $1,400,000 and a motion to vacate or reconsider the writ of possession. On June 21, 2004, the Company prevailed at the hearing. The Court vacated its prior order, in its entirety, that the Company immediately issue 7,100,592 shares.

         The Company has denied, and continues to deny, any liability or wrongdoing with respect to all claims alleged in the litigation. Nevertheless, the Company has determined that it is desirable to settle the litigation and thereby eliminate the substantial burden, expense, inconvenience and distraction that the litigation would entail and to dispel any uncertainty that may exist as a result of the litigation. Pursuant to a stipulation of settlement dated as of May 12, 2005 the parties have agreed to settle the litigation on the following terms: (i) full mutual releases of all known and unknown claims that have been or could be asserted by both parties; (ii) the Company issued to Sportingbet a one-year term convertible note without interest in the amount of $650,000; (iii) the Company issued a warrant for 750,000 restricted shares of common stock, exercisable at $0.75 per shares for a three-year period; and (iv) the Company issued a warrant for 750,000 shares of common stock, exercisable at $1.00 for a five-year period. The note is convertible into the Company's common stock at the option of the Company beginning on the tenth day prior to the maturity date and ending on the tenth day after the maturity date of the note. The conversion price will be computed as the average of the daily closing prices for the Company's common stock for the 90 consecutive full trading days prior to the maturity date.

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

         The Company has filed an answer to the complaint in which it affirmatively defends this action on the grounds that as a minority stockholder in TransAxis the Company it is not responsible for the debts of TransAxis. Management is confident that the Company will prevail on the merits and the Company intends to defend itself vigorously. This action is still pending, but the plaintiff has made no efforts to move this care forward, and the Company has had no contact with plaintiff during the past 12 months.

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

         The Company has denied, and continues to deny, any liability or wrongdoing with respect to all claims alleged in the litigation. Nevertheless, the Company has determined that it is desirable to settle the litigation and thereby eliminate the substantial burden, expense, inconvenience and distraction that the litigation would entail and to dispel any uncertainty that may exist as a result of the litigation. As of April 1, 2005, the Company settled this matter by agreeing to issue 714,286 shares of restricted common stock of the Company and releasing its counterclaims. Under the terms of the settlement, none of that stock can be sold into the marketplace until at least April 1, 2006.

Cybernet Ventures v. Digital Courier Technologies, Inc. et al.
--------------------------------------------------------------

         On April 18, 2002, Cybernet Ventures, Inc. ("Cybernet") filed a complaint in Los Angeles County Superior Court alleging that between April 1999 and December 2001 Digital Courier Technologies, Inc. ("DCTI") engaged in wrongful conduct with respect to its performance of certain credit card processing agreements with DCTI. Cybernet's complaint asserts legal causes of action against DCTI for fraud, intentional misrepresentation, negligent misrepresentation, conversion, unjust enrichment, and interference with economic relations.

         Unbeknownst to the Company, on June 11, 2003 Cybernet filed its first amended complaint adding the Company as a "Doe" defendant with adding any specific claims for relief. In March 2005, again unbeknownst to the Company, Cybernet secured a $1,200,000 default judgment against the Company.

         On July 25, 2005, after consideration of the papers filed by the parties, and the arguments of counsel, the Court reversed its early judgment and vacated the $1,200,000 default judgment that had been entered against the Company. On July 26, 2005, the Company moved the Court to dismiss the entire amended complaint against the Company. On September 12, 2005, Cybernet filed a new amended complaint against the Company seeking $1,200,000 in damages, alleging that the Company had engaged in a "defacto" merger with DCTI and therefore should be subject to DCTI's financial obligations.

         Management is confident that the Company will prevail on the merits and the Company intends to defend itself vigorously. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.
------------------

         From August 4, 2000 through March 2, 2001, the Company's common stock was traded on the OTCBB under the symbol "FRSH". From March 5, 2001 through February 26, 2003 the Company's common stock traded under the symbol "FSTI" (reflecting the name change from "Freedom Surf, Inc." to "Freestar Technologies"). From February 27, 2003, through November 7, 2004, the Company's common stock has traded under the symbol "FSRC" (reflecting the name change from "Freestar Technologies" to "FreeStar Technology Corporation"). From November 8, 2004 to the present, the Company common stock has been traded under the symbol

"FSRT" (reflecting the one for seven reverse split of common stock which occurred on November 8, 2004). The range of closing prices shown below is reported while trading on the OTCBB. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 2005

                                                  High       Low

Quarter Ended June 30, 2005                       0.40        0.21
Quarter Ended March 31, 2005                      0.42       0.195
Quarter Ended December 31, 2004 (1)               0.469      0.205
Quarter Ended September 30, 2004                  0.085      0.036

(1) On November 8, 2004, the Company effected a one for seven reverse stock split of its common stock.

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

Holders of Common Equity.
-------------------------

         As of September 30, 2005, the Company had approximately 263 shareholders of record of its common stock. The number of registered shareholders excludes any estimate by the Company of the number of beneficial owners of common shares held in street name.

Dividend Information.
---------------------

         The Company has not declared or paid a cash dividend to stockholders since it was incorporated. The board of directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Sales of Unregistered Securities.
---------------------------------

         The Company made the following sales of unregistered (restricted) securities during the fourth quarter of the fiscal year ended on June 30, 2005:

         (a) On April 20, 2005, the Company issued a total of 425,000 shares of common stock to six employees of the Company's subsidiary, Rahaxi Processing Oy. as compensation for services performed for the Company. These shares were valued at $165,000 ($0.39 per share).

         (b) Between May 18, 2005 and June 30, 2005, the Company issued options to 12 consultants for the company, which are exercisable into a total of 4,978,521 free trading shares of common stock under the Company's Stock Incentive Plan (at exercise prices ranging from $0.15 per share to $0.22 per share). All of these options were immediately exercised.

         (c) On June 20, 2005, the Company issued 2,000,000 shares of common stock to Angel Pacheco, the Company's chief technical officer, in connection with his employment agreement with the Company (see Exhibit 10.7). These shares were valued at $540,000 ($0.27 per share).

         (d) On June 29, 2005, the Company issued 5,000,000 shares of common stock to EFG Investment Bank AB in connection with the conversion by the Company of a debt of $750,000 owed to that bank into shares of common stock. These shares were issued under Regulation S under the Securities Act of 1933, as amended ("Act"), and valued at $750,000 ($0.15 per share).

         (e) On June 30, 2005, the Company issued a total of 7,000,000 shares of common stock to Carl Hessel and Fionn Stakelum, two of the directors of the Company, as compensation for services performed for the Company. These shares were valued at a total of $1,890,000 ($0.27 per share).

         No commissions were paid in connection with any of these sales. These sales, except for (d) above, were undertaken under Rule 506 of Regulation D under the Act. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

         There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2005.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its audited consolidated condensed financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

         The  Company  intends  to  increase   revenue  from  its  core  payment
processing products, which include: (1) Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Sale of Point of Sale solutions: sales of "Point of Sale" terminals; (3) transaction fees stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion credit card services to merchants and acquiring banks (the Company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and (6) Consulting Fees: consulting services provided to financial institutions and merchants. The Company's revenue for the year ended June 30, 2005 was primarily generated from the transaction fees through its Finland operations.

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

         The Company's principal offices are in Dublin, Ireland. The Company also has offices in Santo Domingo, Dominican Republic; Helsinki, Finland; Stockholm, Sweden; and Geneva, Switzerland. While the Company's offices in Finland, Sweden, and Switzerland will primarily focus on the European market, the company's office in the Dominican Republic will continue to pursue opportunities in the Caribbean and Latin America. Management believes that these emerging markets could offer favorable opportunities in the longer term. The Company has initiated discussions with regard to establishing a market for its products in Asia, specifically China.

         Effective November 8, 2004, the Company implemented a one for seven reverse split of its common stock. The company's condensed consolidated financial statements for the three months ended December 31, 2004 reflected the effects of this reverse stock-split. The new trading symbol for the Company's common stock as of that date was "FSRT."

Results of Operations.
---------------------

(a)      Revenue.

         The Company reported revenue of $1,602,819 for the year ended June 30, 2005 compared to $1,333,826 for the year ended June 30, 2004, an increase of $268,993 or approximately 20%. The increase was due to an increase in processing fees generated by the Company's subsidiary, Rahaxi Processing Oy. The Company expects this trend to continue throughout fiscal 2006 with the addition of new clients and a continued increase in consumers' preference to use credit and debit cards as against cash, will result in increased transactional volume.

         For the year ended June 30, 2005, the Company processed approximately 15,480,000 transactions, an increase of 2,426,000, or approximately 18.6%, over the approximate 13,054,000 transactions that were processed in the year ended June 30, 2004.

         The Company expects revenue levels to increase throughout the next twelve months as it continues to introduce its service offerings and increases it client base , such as EMV transaction processing and its Internet Payment Gateway. The Company believes that it will derive a higher price per transaction for processing EMV transactions as compared to non-EMV transactions; however, there can be no guarantee that the Company's products will be accepted in the marketplace or that its sales efforts will be successful. Please see "Factors That May Affect Operating Results."

         All of the Company's revenue for the year ended June 30, 2005 was from fees it received from processing Point of Sale transactions, where revenue is generated from services which are priced on a specified amount per transaction. The Company believes that for fiscal 2006 it will also begin to derive revenue from its other transaction processing related service offerings.

         All of the Company's revenue for the year ended June 30, 2005 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 55% of the Company's total revenue was attributable to its ten largest customers. The future loss of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that this customer concentration will continue for much of fiscal 2006. The Company believes that this customer concentration will be diluted in the second half of fiscal 2006 as it pursues operations outside of Finland. The majority of Company's revenues for the twelve months ended June 30, 2005 have been generated by its operations outside of the United States, and its future growth rate is, in part, dependent on continued growth in international markets. The Company expects this trend to continue through fiscal year 2006.

(b)      Cost of Revenue.

         Cost of revenue was $1,290,906 for the year ended June 30, 2005 compared to $1,227,915 for the year ended June 30, 2004, an increase of $62,991 or approximately 5%. Cost of revenue increased in the current year compared to the prior year because of the increased levels of support needed for extra business that was generated during the year.

         Cost of revenue can be expected to increase in the coming year if the Company continues its current trend of increasing sales. The Company also intends to expand its service offering, and its business mix will necessarily change; for this reason, gross margin as a percent of sales may not remain constant.

(c)      Selling, General and Administrative Expenses.

         Selling, general and administrative expenses ("SG&A") were $21,704,104 for the year ended June 30, 2005 as compared to $7,131,560 for the year ended

June 30, 2004, an increase of $14,572,544 or approximately 204%. During the year ended June 30, 2005, the Company completed the long-term incentive compensation package for its senior executives consisting of 20,000,000 shares of restricted common stock valued at $4,600,000; 1,500,000 shares of Series B Preferred stock valued at $4,140,000; and options to purchase 5,000,000 shares of common stock at price of $0.01 per share, valued at $1,100,000, and options to purchase 500,000 shares of common stock at a price of $0.15 per share, valued at $125,000. The Company also forgave the conversion cost of $50,000 related to 5,000,000 of these options. The Company also issued options and warrants valued at $647,150 to a corporation pursuant to an agreement to undertake joint product development. The Company also charged to operations the amount of $2,434,628 representing the cost of 2,629,802 shares of stock which have been issued and which the Company intends to recover, and consulting fees in the amount of $5,832,348. Other primary components of SG&A were: depreciation and amortization of approximately $645,508 as the Company upgraded its processing platform and continued to add to its infrastructure; payroll expenses of approximately $776,955; legal and accounting fees of approximately $318,259, primarily due to ongoing litigation; travel and entertainment costs of approximately $394,538 due to the focus on its Finland subsidiary and the Finnish market; facilities expense (rent, telephone, utilities, and building maintenance) of approximately $290,022; a credit to merchant services of approximately $80,600 as the Company received a refund of a prior period payment; and other professional services of $59,229.

         The rate of future SG&A will largely depend on the pace of the Company's growth in the market for payment processing products and upon the cost of outside services and professional fees, including legal fees relating to litigation and acquisitions. The Company fully expects these costs to increase as it continues its expected rollout of product offerings. In addition, selling expenses will continue to increase due to increased focus on obtaining new customers. The Company intends to focus additional resources in the areas of sales personnel salaries, trade show participation, and other promotional expenses. In addition, the Company may pursue further acquisitions in order to facilitate its growth and exploit market opportunities, which would further drive up legal and accounting fees, payroll, and travel costs.

(d)      Loss on Investment

         Loss on investment was $0 for the year ended June 30, 2005, compared to $100,000 for the year ended June 30, 2004.

         During the year ended June 30, 2004, the Company advanced cash in the amount of $25,000 to Unipay, Inc., a potential acquisition target. In June 2004, the Company made the decision not to pursue Unipay, Inc. as an acquisition candidate and wrote-off the $25,000 advance to loss on investment in the consolidated statement of operations for the year ended June, 2004.

         On June 17, 2004, the Company terminated the TransAxis acquisition agreement and wrote-off a Note Receivable from TransAxis, Inc. in the amount of $75,000 as loss on investment in the consolidated statement of operations for the year ended June 30, 2004.

(e)      Gain on Settlement

         Gain on legal settlement was $350,000 for the year ended June 30, 2005, compared to $825,459 for the year ended June 30, 2004.

         In December 2002, a lender group exercised their rights against 14,400,000 shares pledged by the president of the Company in full satisfaction of outstanding notes payable to this lender group of $637,000, interest payable of $18,569, and accrued penalties of $24,300 totaling $679,869.

            In March 2004, this lender group entered into a settlement agreement with the Company (see "Legal Proceedings"). As part of the settlement, this lender group returned the 14,400,000 pledged shares to the president of the Company and the Company is relieved from any other indebtedness to this lender group. Prior to this settlement, the Company considered the notes payable of $679,869 and related interest of $47,590 totaling $727,459 payable to the president related to the his 14,400,000 shares given to this lender group.

         In addition, this lender group returned 1,000,000 shares to the Company that was issued to this lender group as collateral for borrowings in June 2002. The Company recorded an additional gain on legal settlement at cost based on the date of the issuance, or $98,000.

         Thus, the Company recognized a gain on the settlement of the vFinance lawsuit of $825,459 during the year ended June 30, 2004.


(f)      Cost of Legal Settlement.

         During the year ended June 30, 2005, the Company charge to operations the amount of $1,032,289 representing the cost of settling a legal dispute. This amount consists of warrants with a fair value of $431,717 and a convertible note payable with a fair value, net of the discount associated with the beneficial conversion feature, of $600,572. There were no such charges during the comparable period of the prior year.

(g)      Interest Expense.

         The Company recognized net interest expense (net) of $26,774 during the year ended June 30, 2005 compared to $35,083 for the year ended June 30, 2004, a decrease of $8,309 or approximately 24%. The reason for this decrease is lower borrowings during the year ended June 30, 2005. The Company had outstanding convertible debentures of approximately $600,000 during the year ended June 30,

2003 that were settled with common stock personally owned by the president of the Company. The Company recorded a liability to its president in the amount of $679,869 and accrued interest on this amount at the rate of 7% per annum in 2003. This liability was eliminated during the year ended June 30, 2004, pursuant to the vFinance settlement agreement. Also, during the year ended June 30, 2004, the Company had reduced balances due to related parties for amounts advanced to the Company. In addition, during the year ended June 30, 2003, interest expense included substantially higher interest charges for the convertible debentures, including amortization of an amount attributable to the beneficial conversion feature of those instruments.

         Currently, the Company is utilizing equity financing partly in order to avoid the interest charges associated with debt financing. Accordingly, the Company does not expect interest expense to materially increase in the coming year. There can be no guarantee that this will be the case; however, as the market for the Company's stock could change, forcing the Company to pursue alternative methods of financing the Company's cash needs; in addition, the Company could receive an offer of attractive debt financing or could undertake additional financing with regard to an acquisition, in which cases interest expense would significantly increase.

(h)      Net Loss.

         For the reasons stated above, the Company recorded a net loss of $22,102,463 for the year ended June 30, 2005 as compared to $6,335,273 for the year ended June 30, 2004, an increase of $15,767,190 or approximately 249%.

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

Commitments.
------------

         The Company's total commitments under non-cancelable operating leases at June 30, 2005 are as follows:

Years ending June 30,
--------------------

2006             $272,029
2007              218,629
                ---------

     Total       $490,659
                 ========

Factors That May Affect Operating Results.
------------------------------------------

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

         The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its client base. If the Company's not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

         The Company's also subject to the following specific factors that may affect the Company's operating results:

(a)      Competition.

         The market for electronic payment systems and electronic POS systems is intensely competitive and we expect competition to continue to increase. The
Company's competitors for POS systems include VeriFone and Ingenico, amongst others, and companies such as Global Payments, First Data and Euroconnex for the Company's electronic payment software. In Finland the company faces competition from companies such as Point, which is the largest terminal vendors in the Finnish market, as well as companies such as Screenway and Altdata, which are Point of Sale software vendors. In addition, the companies with whom we have strategic relationships could develop products or services, which compete with the Company's products or services. In addition some competitors in the Company's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the market for electronic payment solutions. To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability

(b) Technological and Market Changes.

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

         The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. There can be no assurance that these third party licenses will be available or will continue to be available to the Companion acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company's business, financial condition or operating results.

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

(g)      Dependence on Suppliers.

         The Company depends upon a number of suppliers for components of its products. There is an inherent risk that certain components of the Company's products will be unavailable for prompt delivery or, in some cases, discontinued. The Companyonly has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the Company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Companyis unable to obtain components in a timely manner, at an acceptable cost, or at all, the Company may need to select new suppliers, redesign or reconstruct processes used to build its security devices. In such an instance, the Companywould not be able to manufacture any security devices for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

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

(g)      Litigation.

         As stated under Legal Proceedings, the Company's subject to a lawsuit and a regulatory investigation. It is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on the Company's business, and could negatively impact its revenues, operating margins, and net income.

Operating Activities.
---------------------

         The net cash used in operating activities was $1,422,247 for the year ended June 30, 2005 compared to $1,415,720 for the year ended June 30, 2004, an increase of $6,527 or approximately 0.5%. The primary componants of cash used in operating activities during the current period are the net loss of $22,102,463, partially offset by the non-cash charges of non-cash compensation of $16,645,799, cost of unrecovered shares issued of $2,434,628, loss on legal settlement of $1,032,289, and depreciation and amortization of $645,508.

Investing Activities.
---------------------

         Net cash used in investing activities was $625,064 during the year ended June 30, 2005 as compared to $608,329 for the year ended June 30, 2004, an increase of $37,232 or approximately 6%. This change was primarily due to increased investing by the Company in fixed assets.

Liquidity and Capital Resources.
--------------------------------

         The independent auditors report on our June 30, 2005 financial statements included in this Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern

         As of June 30, 2005, the Company had total current assets of $837,633 and total current liabilities of $6,555,125, resulting in a working capital deficit of $5,717,492. The Company had cash and cash equivalents of $632,678 at June 30, 2005. As of June 30, 2005, the Company had an accumulated deficit of $44,113,942. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

         The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Company will continue as a going concern. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional financing, and ultimately attain profitability.

         Management plans to continue raising additional capital through a variety of fund raising methods during fiscal 2006 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

         To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

         The Company has been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $2,505,900 during the year ended June 30, 2005 compared to $1,964,047 for the year ended June 30, 2004, an increase of $661,853 or approximately 33%. During the year ended June 30, 2005, the Company received $1,054,800 in cash relating to stock options exercised during that period.

Certain Indebtedness.
---------------------

         (a) Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve the Company's cash. At June 30, 2005, $150,753 and 112,800 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively. At June 30, 2004, $10,753 and $30,300 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

         (b) Paul Egan has advanced funds to the Company for its operations. These amounts include advances of $169,177 and accrued interest of $17,894 at June 30, 2005 and advances of $0 and accrued interest of $22,658 at June 30, 2004.

         Ciaran Egan has advanced funds to the Company for its operations. These amounts include advances of $8,208 and accrued interest of $904 at June 30, 2005 and advances of $30,000 and accrued interest of $178 at June 30, 2004.

         The Company expects to repay these amounts as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

         (c) The Company had an unsecured note payable with Banc Nacional de Credito, a Dominican Republic bank, of $0 and $5,091 at June 30, 2004 and 2003, respectively. The note carried an interest rate of 48% and was paid in full during the year ended June 30, 2004.

         (d) On March 25, 2002, the Company entered into financing agreements with Boat Basin Investors LLC and Papell Holdings, Ltd. Under the terms of the agreements, the Company issued 8% convertible notes payable to these two parties, in the amounts of $70,000 and $200,000. These convertible notes matured on March 1, 2003 and were collateralized by 4,000,000 restricted shares of common stock pledged by the majority stockholder. The notes were convertible after 61 days into common stock at the lower of 80% of the average closing bid price at the conversion date. If the Company, at any time while these notes are outstanding, does any of the following, (a) pay stock dividend or any form of distributions on common shares, (b) subdivide outstanding shares of the common stock into a larger number of shares, (c) combine outstanding shares of the common stock into smaller number of shares, or (d) issue by reclassification of shares of common stock any shares of capital stock of the Company, the conversion price shall be revised per a pre- defined formula. During the period ended June 30, 2002, none of the principal amount was converted to common stock. The interest is payable on the earlier of the conversion date of the notes or the maturity date with any unpaid interest at an accelerated rate of 18%. Furthermore, the Company was required to file a registration statement by May 25, 2002 for 200% of the number of shares the notes plus accrued interest can be converted into.

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

         The Company defaulted on the registration requirement and consequently was required to pay the investors a 9% penalty on the amount borrowed. As of June 30, 2002, the Company recorded $24,300 related to the penalties. In June 2002, this lender group exercised their rights against the 4,000,000 shares pledged by the president of the Companying full satisfaction of the $270,000 note payable. The note originally was set to mature in June 2003.

         (e) On June 27, 2002, the Company entered into a financing agreement with Papell Holdings, Ltd., Boat Basin Investors LLC, vFinance, Inc., David Stefansky, Marc Siegal and Richard Rosenblum for a total of $400,000 in convertible notes. These notes were secured by 14,400,000 shares of common stock pledged by the Company's president. The Company received $60,000 of the proceeds in June 2002 and $150,000 in the quarter ended September 30, 2002. The Company expensed $2,262 during the year ended June 30, 2002. The remaining $190,000 represents financing cost. The Company prorated the financing cost of $54,280 as of June 30, 2002 based on the cash receipts in June 2002. The remaining $135,720 was recorded as prepaid financing cost in the quarter ended September 30, 2002. The prepaid financing cost is amortized over the term of the loan (approximately one year). The Company recorded $47,500 for the amortization of such cost for the quarter ended September 30, 2002, and fully amortized the remaining prepaid financing cost of $140,238 during the quarter ended December 31, 2002.

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

         In December 2002, this lender group exercised their rights against the 14,400,000 shares pledged by the president of the Companying full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300. As of December 31, 2002, the Company considered the notes payable and related expenses totaling $679,869 with this lender group being paid off and has recorded a payable to the president for this amount plus accrued interest of $23,795 at June 30, 2003. The Company intends to issue new stock to replace such pledged shares. Prepaid financing cost and debt discounts related to this convertible debt were expensed during the quarter ended December 31, 2002.

         (f) In March 2004, this lender group entered into a settlement agreement with the Company regarding the debt described in (c) and (d) above. As part of the settlement, this lender group is required to return the 14,400,000 pledged shares to the president of the Company and the Company is relieved from any other indebtedness to this lender group. Prior to this settlement, the Company considered the notes payable of $679,869 and related interest of $47,590 totaling $727,459 payable to the president related to the his 14,400,000 shares given to this lender group. The president of the Company agreed to relieve the liabilities of the Company to repay $727,459 upon the execution of this settlement agreement. The Company recorded a gain on legal settlement of $727,459 during the year ended June 30, 2004.

         In April 2004, this lender group returned 1,000,000 shares to the Company that were issued to this lender group as collateral for borrowings in June 2002. The Company recorded an additional gain on legal settlement of $98,000 upon return of these shares.

Exchange Rates.
---------------

         The Company's operations are principally in Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso and in Helsinki Finland under the name of Rahaxi Processing Oy., operated in its local currency, the Euro. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $(83,830) for the year ended June 30, 2005.

         A significant portion of the Company's revenues and expenses is denominated in currencies other than U.S. dollars; Rahaxi Processing Oy. generates its revenue in EUROS. Any significant change in exchange rates may have a favorable or negative effect on both the revenues and operational costs of the Company. In particular, the value of the U.S. dollar to the Euro impacts the Company's operating results. The Company's expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet the Company's obligations.  In addition,  a  significant  portion of the  Company's  financial
statements   are  prepared  in  Euro  and   translated   to  U.S.   dollars  for
consolidation.

Inflation.
----------

         The impact of inflation on the costs of the Company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company's operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.


Off-Balance Sheet Arrangements.
-------------------------------

         The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Other.
------

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

Forward Looking Statements.
---------------------------

         This Form 10-KSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of capital resources, need and ability to obtain additional financing, the features and benefits of our services, our operating losses and negative cash flow, and our critical accounting policies.

         Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as the risks set forth under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.

         Consolidated condensed financial statements as of and for the fiscal year ended June 30, 2005 and for the fiscal year ended June 30, 2004 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         (a) Effective on June 23, 2004, the independent accountant who was previously engaged as the principal accountant to audit the Company's financial statements, Stonefield Josephson, Inc., was dismissed. The decision to dismiss this accountant was approved by the Company's board of directors. This accountant audited the Company's financial statements for the period of May 25, 2001 (date of inception) through June 30, 2002 and for the fiscal year ended June 30, 2003. This firm's report on these financial statements was modified as to uncertainty that the Company will continue as a going concern; other than this, the accountant's report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

         (b) Effective on June 23, 2004, the firm of Russell Bedford Stefanou Mirchandani LLP has been engaged to serve as the new principal accountant to audit the Company's financial statements. The decision to retain this accountant was approved by the Company's board of directors. During the period of May 25, 2001 (date of inception) through June 30, 2002 and for the fiscal year ended June 30, 2003, and the subsequent interim period prior to engaging this accountant, neither the Company(nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------

         The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

         As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive/financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon the evaluation, our principal executive/financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, he concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive/financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.
----------------------------------------------

         There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 8B.  OTHER INFORMATION.

         None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.
---------------------------------

         The names, ages, and respective positions of the directors, executive officers, and key employee of the Company are set forth below. The directors named below will serve until the next annual meeting of the Company's stockholders or until their successors are duly elected and have qualified. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Company. The directors and executive officers of the Company are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

(a)      Paul Egan, President/Chief Executive Officer/Director.

         Mr. Egan, age 42, founded ePayLatina S.A., which developed the PaySafeNow system and was acquired by the Companying August 2001. Before founding ePayLatina, Mr. Egan was the vice-president of Inter-Leisure, S. A. Mr. Egan also worked with the South African firm ENGEN to oversee the new project division after their acquisition of Mobil Oil South Africa and to implement the new Company's construction projects and corporate identity. He studied construction management in Birmingham, England and worked for Trafalger House Construction Division on major projects in London Banking Districts. Mr. Egan attended Teenier College Dublin.

(b)      Ciaran Egan, Secretary/Treasurer/Chief Financial Officer/Director.

         Mr. Egan, age 41, joined ePayLatina S.A. in May 2001 where he took the position of vice president. Prior to that he was employed by Midiron International Recruitment based in Johannesburg, South Africa, which he joined in 1994 as managing director, with the central focus on establishing new markets in the Middle East, United Kingdom and Ireland. He was successful in obtaining and completing contracts with the Ministry of Defense and Aviation in Saudi Arabia and the United Arab Emirates. He also implemented contracts with the National Health Services in the United Kingdom as well as several private institutions in Ireland. He left that firm in 2001. Prior to that, Mr. Egan was the National Sales Director for Sellrange Ltd (Ireland). Mr. Egan graduated from Terenure College Dublin in 1982 .

(c)      Fionn Stakelum, Director.

         Mr. Stakelum, age 35, was appointed to the board of directors of the Company on October 16, 2002. Mr. Stakelum is an Irish national who holds a Bachelor of Commerce Degree (Hons) with a major in Systems Analysis obtained from University College Galway in 1990. His experience includes a position as a technical support engineer for the Corel Corporation, which he held from 1994 to 1996. Mr. Stakelum's experience also includes the position of localization software engineer, also for the Corel Corporation, for the period 1996 to 1997. He moved to Lotus Inc. in 1997 and remained there until 1999, when he joined Microsoft Inc. as a lead software development engineer (a position he held until the latter part of 2001). From that time to the present, Mr. Stakelum has functioned as an independent consultant. He was previously involved in the localization of MSOffice 2000 and XP in over 20 languages.

(d) Carl M. Hessel, CEO, European Operations/Director.

         Mr. Hessel, age 42, was appointed to the Company's board of directors on April 5, 2004, and currently serves as chief executive officer of European operations for the Company. He founded Margaux Investment Management Group in 2001, which focuses on brokerage advisory and proprietary management services to international high-net-worth investors and their intermediaries. Prior to that, Bear Stearns employed Mr. Hessel from 1997 to 2001. He was employed as a vice president at Merrill Lynch from 1996 to 1997, where he was responsible for creating a global high-net-worth wealth management platform. Mr. Hessel began his career at Goldman Sachs International in 1993 and was employed there until 1996, where he was responsible for expanding its Scandinavian ultra high-net-worth market. Mr. Hessel received his MBA from Wharton Business School, University of Pennsylvania, with a degree in Finance and Management. He has also been awarded the Marcus Wallenberg Foundation Scholarship.

Key Employee.
-------------

         Mr. Pacheco, age 47, brings more than 20 years of core technology experience in the telecommunications, payment processing and financial service industries. His responsibilities are as head of the Company's technology development and deployments. Prior to joining the Company full time in May 2005 (he served as a consultant starting in March 2004), Mr. Pacheco worked for Spinnetworks, a software development company, starting in late 2003. Prior to that, he was the chief technology officer of Blackstone (starting in 1999), a manufacturer and distributor of prepaid products and telecommunication services. In this position, Mr. Pacheco was responsible for the development of Blackstone's automated prepaid delivery and payment transaction system. Using industry POS units as a front end, the Blackstone prepaid system was the first platform to be integrated into the Hypercom 5000 series of POS terminals. With the capacity to deliver payment processing, prepaid products, postpaid services and information transactions, it was considered the standard by which all prepaid delivery systems were measured. Before working at Blackstone, Mr. Pacheco was the Vice President of Technology Development of First American Acceptance Corporation. He was responsible in that role for developing a state of the art portfolio and underwriting management system.


Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

         Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Company's equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of the Company's equity securities are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on a review of the with respect to the fiscal year ended June 30, 2005 and subsequently, the Company's aware that the following reports were not timely filed: (a) a Form 4 for Paul Egan to report the granting of an option covering 2,500,000 shares (and its exercise), the issuance of 10,000,000 restricted shares of common stock, and the issuance of 1,000,000 restricted shares of Series B preferred stock, all on February 21, 2005; (b) Form 4's for Paul Egan to report sales of common stock in May and June 2005; (c) a Form 4 for Ciaran Egan to report the granting of an option covering 2,500,000 shares (and its exercise), the issuance of 10,000,000 restricted shares of common stock, and the issuance of 500,000 restricted shares of Series B preferred stock, all on February 21, 2005; (d) Form 4's for Ciaran Egan to report sales of common stock in August 2004 and March 2005; (e) Form 4's for Fionn Stakelum to report sales of common stock in May and June 2005; (f) Form 4's for Carl Hessel to report sales of common stock; and (g) Form 4's for Heroya Investments Limited to report sales of common stock in July, August, and September 2004. All of these documents have been prepared and filed with the SEC. Other than these, the Company's not aware of any other required reports that were not timely filed with regard to the fiscal year ended June 30, 2005.

Code of Ethics.
---------------

         The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the Company; at a later time, a code of ethics may be adopted by the board of directors.

Committees of the Board Of Directors.
-------------------------------------

         The Company presently does not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for an audit committee (see Item
14). However, our board of directors may establish various committees during the current fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table.
---------------------------


------------------------------------------------------------------------------------------------------
      Name
      and
    Principal                   Annual compensation                 Long-term compensation
    Principal           ----------------------------------  ------------------------------------------
    Position    Fiscal                           Other
      (1)       Year      Salary     Bonus       Annual             Awards           Payouts
                                                 Compen-     ----------------------  -------
                                                 sation                  Securities
                                                                           Under-               All
                                                             Restricted     lying              Other
                                                               Stock      Options/     LTIP    Compen-
                                                              Awards        SARs     Payouts   sation

------------------------------------------------------------------------------------------------------
Carl M. Hessel   2005         -          -          -       $ 1,350,000        -          -         -
Director (2)     2004         -          -          -       $   500,000        -          -         -

------------------------------------------------------------------------------------------------------
Fionn            2005   $  63,263        -          -       $   540,000        -          -         -
Stakelum         2004   $  39,000        -          -              -           -          -         -
Director (3)     2003   $  36,500        -   $   385,805    $    49,000        -          -         -
------------------------------------------------------------------------------------------------------
Paul Egan        2005   $ 150,000        -   $   575,000    $ 5,060,000   2,500,000       -         -
CEO/Presid./     2004   $ 150,000        -   $   100,000           -           -          -         -
Director (4)     2003   $ 150,000        -   $ 1,250,680    $   490,000        -          -         -
------------------------------------------------------------------------------------------------------
Ciaran Egan      2005   $ 120,000        -   $   575,000    $ 3,860,000   2,500,000       -         -
Sec/Treas/CFO    2004   $ 120,000        -   $    60,500           -           -          -         -
Director (5)     2003   $ 120,000        -   $   978,065    $   245,000        -          -         -
------------------------------------------------------------------------------------------------------


(1) None of the other officers or directors of the Company over the last three years have received compensation in excess of $100,000.

(2) Carl M. Hessel was appointed to the board of directors on April 5, 2004. 2005 amounts include the following: In June 2005, Mr. Hessel received an award of 5,000,000 shares of the Company's restricted common stock valued at $1,350,000 as director's compensation. 2004 amounts include the following: On June 6, 2004, Mr. Hessel was granted an option to purchase 10,000,000 shares of the Company's restricted stock at an exercise price of $0.05 per share. The fair value of this award was $557,696. In June 2004, Mr. Hessel exercised this option.

(3) Fionn Stakelum was appointed to the board of directors effective on October 16, 2002. 2005 amounts include the following: In June 2005, Mr. Stakelum received an award of 2,000,000 shares of the Company's restricted common stock valued at $540,000 as director's compensation. 2004 amounts include the following: Other Annual Compensation of 500,000 preferred stock issued as director fees with a fair value of $360,000, and the fair value of an option covering 500,000 shares of common stock totalling $25,805. 2003 amounts include the following: Restricted Stock Award 1,000,000 restricted shares of common stock with a fair value of $49,000 as additional director fees.

(4) Paul Egan assumed the position of president on September 15, 2001. 2005 amounts include the following: Other compensation includes an option to purchase 2,500,000 shares of the Company's common stock at a price of $0.01 per share, valued at $550,000. This option was exercised during the year ended June 30, 2005, and the exercise price of $25,000 was forgiven; this $25,000 forgiveness is also included in Other Annual Compensation. Restricted stock awards for 2005 include: 10,000,000 shares of restricted common stock with a fair value of $2,300,000, and 1,000,000 shares of Series B preferred stock convertible into 12,000,000 shares of the Company's common stock with a value of $2,760,000. 2004 amounts include the following: Forgiveness of the exercise price of $100,000 for stock options exercised. 2003 amounts include the following: 1,000,000 preferred stock issued as director fees with a fair value of $720,000, the fair value of an option covering 10,000,000 shares of common stock totalling $516,130, and $14,550 in fringe benefits. The Restricted Stock Award for 2003 consists of 10,000,000 restricted shares of common stock with a fair value of $490,000 as additional director fees.

(5) Ciaran Egan assumed the position of chief financial office on June 28, 2001; he later took on the additional position of secretary/treasurer on September 15, 2001. 2005 amounts include the following: Other compensation includes an option to purchase 2,500,000 shares of the Company's common stock at a price of $0.01 per share, valued at $550,000. This option was exercised during the year ended June 30, 2005, and the exercise price of $25,000 was forgiven; this $25,000 forgiveness is also included in Other Annual Compensation. Restricted stock awards for 2005 includes 10,000,000 shares of restricted common stock with a fair value of $2,300,000, and 500,000 shares of Series B preferred stock convertible into 6,000,000 shares of the Company's common stock with a value of $1,380,000. 2004 amounts include the following: Forgiveness of the exercise price of $50,000 for an option exercised, and $10,500 in fringe benefits. 2003 amounts include the following: 1,000,000 preferred stock issued as director fees with a fair value of $720,000, and the fair value of an option covering 5,000,000 shares of common stock totalling $258,065; and The Restricted Stock Award for 2003 consists of 5,000,000 restricted shares of common stock with a fair value of $245,000 as additional director fees.


Individual Option/SAR Grants in Fiscal Year Ended June 30, 2005.

---------------------------------------------------------------------------------------------------------
       Name        Number of securities    Percent of total      Exercise or base      Expiration date
                        underlying       options/SARs granted      price ($/Sh)
                   options/SARs granted    to employees in
                           (#)               fiscal year

         (a)               (b)                   (c)                    (d)                  (e)
----------------------------------------------------------------------------------------------------------

    Paul Egan           2,500,000                45%             $0.01 per share        February 2015
----------------------------------------------------------------------------------------------------------

   Ciaran Egan          2,500,000                45%             $0.01 per share        February 2015
----------------------------------------------------------------------------------------------------------



Aggregated  Option/SAR  Exercises  In Fiscal Year Ended June 30, 2005 and Fiscal
Year-End Option/SAR Values

---------------------------------------------------------------------------------------------------------
                                                                 Numberof
                                                                securities          Value of
                                                                 underlying         unexercised
                      Shares acquired       Value realized      unexercised        in-the-money
       Name            on exercise (#)         ($)(1)          options/SARs at     options/SARs at
                                                                 FY-end (#)          FY-end ($)
                                                                Exercisable/        Exercisable/
                                                                Unexercisable      Unexercisable

        (a)                 (b)                 (c)                 (d)                  (e)
----------------------------------------------------------------------------------------------------------

    Paul Egan           2,500,000            $550,000                0                    -
----------------------------------------------------------------------------------------------------------

   Ciaran Egan          2,500,000            $550,000                0                    -
----------------------------------------------------------------------------------------------------------



(1) Under Item 402(d)(2) of Regulation S-B, this figure is calculated by determining the difference between the fair market value of the securities underlying the options ($0.23 per share) on the date of exercise (February 21, 2005) and the exercise price of the options on the date of exercise ($0.01).

Employment Agreements.
----------------------

         The Company has entered into employment agreements with Paul Egan and Ciaran Egan. These agreements are described under "Certain Relationships and Related Transactions."

Other Compensation.
-------------------

         All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees. There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Company. In addition, no remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director since there is no existing plan which provides for such payment, except that the Company has a stock incentive plan that includes employees, and a total of options covering a total of 43,500,000 shares of common stock have been granted under this plan to date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding the beneficial ownership of shares of the Common Stock as of September 30, 2005 (123,163,616 issued and outstanding; also outstanding: 1,000,000 shares of Series A preferred stock, each share of which is convertible into 1.71 shares of common stock upon the attainment of certain financial goals by the Company (which have not occurred); and 2,500,000 shares of Series B preferred stock, each share of which is currently convertible into 1.71 shares of common stock) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding stock; and (ii) all directors, executive officers, and key employees of the Company, individually and as a group:

--------------------  ---------------------------  ----------------- -----------

                         Paul Egan, 60 Lower
    Common Stock         Baggot Street, Dublin 2    20,045,215 (3)     16.05%
                              Ireland
--------------------  ---------------------------  ----------------- -----------

                       Ciaran Egan, 60 Lower
                      Baggot Street, Dublin 2       17,500,001 (4)     14.01%
    Common Stock              Ireland
--------------------  ---------------------------  ----------------- -----------

    Common Stock      Carl M. Hessel, 60 Lower      17,243,357 (5)      14.0%
                      Baggot Street, Dublin 2
                              Ireland
--------------------  ---------------------------  ----------------- -----------

    Common Stock      Fionn Stakelum, 60 Lower       2,857,143 (6)      2.30%
                      Baggot Street, Dublin 2
                              Ireland
--------------------  ---------------------------  ----------------- -----------

                      Shares of all directors,
                      executive officers, and
    Common Stock      key employees as a group      57,645,716         45.23%
                            (4 persons)
--------------------  ---------------------------  ----------------- -----------

 Series A Preferred     Paul Egan, 60 Lower
        Stock         Baggot Street, Dublin 2        1,000,000         100.0%
                              Ireland
--------------------  ---------------------------  ----------------- -----------

 Series B Preferred     Paul Egan, 60 Lower          1,000,000         40.00%
        Stock         Baggot Street, Dublin 2
                              Ireland
--------------------  ---------------------------  ----------------- -----------

 Series B Preferred    Ciaran Egan, 60 Lower         1,000,000         40.00%
        Stock         Baggot Street, Dublin 2
                              Ireland
--------------------  ---------------------------  ----------------- -----------

 Series B Preferred   Fionn Stakelum, 60 Lower         500,000         20.00%
        Stock         Baggot Street, Dublin 2
                              Ireland
--------------------  ---------------------------  ----------------- -----------

(1) Other than as set forth below, none of these security holders has the right to acquire any amount of common stock within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) The percentage amount for all the common shareholders, except for Carl Hessel, is calculated by adding the conversion amount of the Series B preferred shares owned by them to the issued and outstanding shares as of September 30, 2005.

(3) Out of the total shares owned, 1,710,000 consist of shares which would result from the conversion of 1,000,000 shares of Series B preferred stock, which Mr. Egan has the right to acquire within 60 days. 1,000,000 Series A preferred stock are not included since they are not convertible until the Company attains certain financial goals, which have not been achieved.

(4) Out of the total shares owned, 1,710,000 consist of shares which would result from the conversion of 1,000,000 shares of Series B preferred stock, which Mr. Egan has the right to acquire within 60 days.

(5) 10,714,286 of the shares are held in the name of Margaux Investment Management Group, S.A., which is controlled by Mr. Hessel, its president.

(6) Out of the total shares owned, 855,000 consist of shares which would result from the conversion of 500,000 shares of Series B preferred stock, which Mr. Stakelum has the right to acquire within 60 days.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

         The Company has adopted two equity compensation plans (neither of which have been approved by the Company's shareholders):

(a)      Non-Employee Directors and Consultants Retainer Stock Plan.

         On October 25, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 4 to this plan on December 20, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 75,000,000 shares of common stock have been registered under this plan as a result of Form S-8's filed with the SEC. Through June 30, 2005, the Company had issued 63,669,820 shares of common stock under this plan, leaving 11,330,180 shares of common stock remaining to be issued as of that date.

(b)      Stock Incentive Plan.

On October 25, 2001, the Company adopted a Stock Incentive Plan (the company adopted Amendment No. 3 to this plan on December 20, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 70,000,000 shares of common stock have been registered under this plan under Form S-8's filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through June 30, 2005, the Company had issued 53,728,521 shares of common stock under this plan, and options to purchase 3,441,176 shares of common stock were unexercised, leaving 12,830,303 shares of common stock available to be issued as of that date.



                      Equity Compensation Plan Information
                               as of June 30, 2005
-----------------------------------------------------------------------------------------------------

                                                                               Number of securities
                                                                              remaining available for
                                                                              future issuance under
                          Number of securities to      Weighted-average        equity compensation
                          be issued upon exercise     exercise price of         plans (excluding
                          of outstanding options,    outstanding options,     securities reflected in
                            warrants and rights      warrants and rights           column (a))

     Plan category                  (a)                      (b)                       (c)
-----------------------------------------------------------------------------------------------------
  Equity compensation
   plans approved by
   security holders                  0                        0                         0
-----------------------------------------------------------------------------------------------------
                                                                                 Director's and
                                                                            Consultant's Stock Plan:
  Equity compensation                                                           11,330,180; Stock
 plans not approved by                                                           Incentive Plan:
   security holders                  0                        0                    16,271,479
-----------------------------------------------------------------------------------------------------
                                                                                 Director's and
                                                                            Consultant's Stock Plan:
                                                                                11,330,180; Stock
                                                                                 Incentive Plan:
         Total                       0                        0                    16,271,479
-----------------------------------------------------------------------------------------------------



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as set forth below, during the past two years there have been no relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, executive officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

         (a) On August 9, 2001, the Company entered into an employment agreement with Paul Egan for the positions of chief executive officer and a director (see
Exhibit 10.1). This agreement has a term of three years with a salary of $150,000 per year. This salary is to be reviewed by the board of directors not less frequently than annually, and may be adjusted in the sole discretion of the board of directors, but in no event will the salary be less than $12,500 per month. Under this agreement, Mr. Egan is permitted to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans of the Company that may be in effect from time to time, to the extent that he is eligible under the terms of those plans.

         On August 9, 2004, the Company entered into an addendum to this employment agreement such that the agreement was extended for three years to August 9, 2007 (see Exhibit 10.4). The Company and Paul Egan agreed that a remuneration review would take place on or before December 31, 2004; this review and been extended indefinitely.

         (b) On August 9, 2001, the Company entered into an employment agreement with Ciaran Egan for the positions of chief financial officer and a director (see Exhibit 10.2). This agreement has a term of three years with a salary of $120,000 per year. This salary is to be reviewed by the board of directors not less frequently than annually, and may be adjusted in the sole discretion of the board of directors, but in no event will the salary be less than $10,000 per month. Under this agreement, Mr. Egan is permitted to participate in such pension, profit sharing, bonus, life insurance, hospitalization, major medical, and other employee benefit plans of the Company that may be in effect from time to time, to the extent that he is eligible under the terms of those plans.

         On August 9, 2004, the Company entered into an addendum to this employment agreement such that the agreement was extended for three years to August 9, 2007 (see Exhibit 10.5). The Company and Ciaran Egan agreed that a remuneration review would take place on or before December 31, 2004; this review and been extended indefinitely.

         (c) On August 23, 2003, the Company entered into a consulting agreement with Margaux Investment Management Group S.A., which is controlled by Carl Hessel its president (see Exhibit 10.3). Under this consulting agreement, Margaux agreed to, among other things, provide advice and counsel regarding strategic business and marketing plans, strategy and negotiations with potential, clients/distributors, users\endusers, candidates, joint ventures, corporate partners, investors and capitalists. Under this agreement, the Company agreed to compensate Margaux the sum of 5,000,000 restricted shares of common stock per year for the two-year term of this agreement.

         (d) On June 6,  2004,  Carl  Hessel was  granted an option to  purchase
10,000,000 shares of the Company's restricted stock at an exercise price of $0.05 per share. The fair value of this award was $557,696. In June 2004, Mr. Hessel exercised this option.

         (e) On February 21, 2005, the Company issued the following securities of the Company to Paul Egan and Ciaran Egan for services rendered to the Company, as follows:

         Paul Egan: (a) an option covering 2,500,000 shares of common stock, exercisable at $0.01 per share for a period of ten years (this was immediately exercised into free trading shares of common stock under the Company's Stock Incentive Plan registered under a Form S-8) (see
         Exhibit 4); and (b) 10,000,000 shares of common stock, valued at $1,900,000 ($0.19 per share).

         Ciaran Egan: (a) an option covering 2,500,000 shares of common stock, exercisable at $0.01 per share for a period of ten years (this was immediately exercised into free trading shares of common stock under the Company's Stock Incentive Plan registered under a Form S-8); and
         (b) 10,000,000 shares of common stock , valued at $1,900,000 ($0.19 per share).

         (f) Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve the Company's cash. At June 30, 2005, $150,753 and 112,800 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively. At June 30, 2004, $10,753 and $30,300 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

         (g) Paul Egan has advanced funds to the Company for its operations. These amounts include advances of $169,177 and accrued interest of $17,894 at June 30, 2005 and advances of $0 and accrued interest of $22,658 at June 30, 2004.

         Ciaran Egan has advanced funds to the Company for its operations. These amounts include advances of $8,208 and accrued interest of $904 at June 30, 2005 and advances of $30,000 and accrued interest of $178 at June 30, 2004.

         The Company expects to repay these amounts as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

         (h) On June 30, 2005, the Company issued a total of 7,000,000 shares of common stock to Carl Hessel and Fionn Stakelum, two of the directors of the Company, as compensation for services performed for the Company.

         (i) During the year ended June 30, 2005, the Company agreed to issue 1,000,000 shares of its Series B preferred stock to it's President, and 500,000 shares of its Series B preferred stock to its Chief Financial Officer in exchange for services rendered during the year. The Company value of the shares based upon the quoted market price of the Company's underlying common shares at the time the obligation was incurred was $4,140,000 and was charged to operations during the year ended June 30, 2005 and is included in accrued expenses at June 30, 2005. The Company issued the Series B Preferred shares to the Company's officers subsequent to the date of the financial statements (see
Note 17).

         (j) The Company is provided office space in Geneva, Switzerland at no cost to the Company by Mr. Hessel.

ITEM 13.  EXHIBITS.

         Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.
-----------

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by Russell Bedford Stefanou Mirchandani LLP and Stonefield Josephson, Inc. (collectively, "Accountants") for the audit of the Company's annual financial statements, and review of financial statements included in the Company's Form 10-QSB's: 2005: $173,631; and 2004: $140,685.

Audit-Related Fees.
-------------------

         The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.
---------

         The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: $0.

All Other Fees.
---------------

         The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: $0.

Audit Committee.
----------------

         The Company's audit committee consists of Paul Egan, Ciaran Egan, and Carl Hessel. The audit committee has not adopted a written charter. The Company's board of directors has determined that the Company does not have an audit committee financial expert serving on its audit committee; the Company has been unable to secure the services of such a person but is actively seeking such a person.

         The primary responsibility of the audit committee is to oversee our financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board. Such responsibilities include, are not limited to, the selection, and if necessary the replacement, of the Company's independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and
(iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

         The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FreeStar Technology Corporation



Dated: November 8, 2005                  By: /s/ Paul Egan
                                             -------------
                                             Paul Egan
                                             President/Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


    Signature                            Title                         Date
------------------  ------------------------------------------- ----------------

/s/ Paul Egan       President/Chief Executive Officer/Director  November 8, 2005
--------------
Paul Egan


/s/ Ciaran Egan     Secretary/Treasurer/Chief Financial Officer November 8, 2005
---------------     (principal financial officer)/Director
Ciaran Egan


/s/ Fionn Stakelum  Director November 8, 2005
------------------
Fionn Stakelum


/s/ Carl M. Hessel  Director November 8, 2005
------------------
Carl M. Hessel

                             WASHINGTON, D.C. 20549


                       FINANCIAL STATEMENTS AND SCHEDULES

                             JUNE 30, 2005 AND 2004


                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                        FREESTAR TECHNOLOGY CORPORATION

                         FREESTAR TECHNOLOGY CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page

Report of Independent Registered Public  Accounting Firm          F-3

Consolidated Balance Sheet at June 30, 2005                       F-4

Consolidated Statements of Losses for The Years Ended
   June 30, 2005 and 2004                                         F-5

Consolidated Statements of Deficiency in Stockholders' Equity
   for The Years Ended June 30, 2005 and 2004                     F-6 to F-8

Consolidated Statements of Cash Flows for The Years Ended
   June 30, 2005 and 2004                                         F-9 to F-10

Notes to Consolidated Financial Statements                        F-11 to F-44

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
FreeStar Technology Corporation


We have audited the accompanying consolidated balance sheet of FreeStar Technology Corporation and subsidiaries (the "Company") as of June 30, 2005 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                        ----------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants

New York, New York
September 23, 2005, except as to Note 17, which is as of October 17, 2005

                        FREESTAR TECHNOLOGY CORPORATION
                    CONSOLIDATED BALANCE SHEET AS OF JUNE 30,

                                     ASSETS


                                                                      2005
                                                                ---------------
Current assets:
     Cash and cash equivalents                                       $ 632,678
     Accounts receivable, net of allowance
       for doubtful accounts of $49,354                                167,959
     Other current assets                                               36,996
                                                                ---------------

            Total current assets                                       837,633
                                                                ---------------

Property, and equipment, net of accumulated
  depreciation of $110,210                                              93,403
Software license, net of accumulated
   amortization of $582,217                                          1,678,939
Customer relationships and contracts, net of
   accumulated amortization of $370,503                              1,596,701
Software, net of accumulated amortization of $591,973                1,161,068
                                                                ---------------

            Total assets                                           $ 5,367,744
                                                                ===============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                           1,348,362
     Due to related parties                                          4,599,741
     Note payable                                                      607,022
                                                                ---------------

            Total current liabilities                                6,555,125

Deficiency in Stockholders' Equity:
     Convertible preferred stock, series A, $0.001
       par value, 1,000,000 shares  authorized;
       1,000,000 shares issued and outstanding                           1,000
     Convertible preferred stock, series B, $0.001 par
       value, 4,000,000 shares  authorized; 2,500,000
       shares issued and outstanding                                     2,500
     Additional paid-in capital - preferred stock                    2,229,558
     Common stock, $0.001 par value, 500,000,000 shares
       authorized; 118,677,012 shares issued
       and outstanding                                                 118,677
     Additional paid-in capital - common stock                      41,906,079
     Deferred compensation                                          (1,247,244)
     Accumulated deficit                                           (44,113,942)
     Accumulated other comprehensive loss                              (84,009)
                                                                ---------------

            Total Deficiency in stockholders' equity                (1,187,381)
                                                                ---------------

                                                                   $ 5,367,744
                                                                ===============

       The accompanying notes form an integral part of these consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENT OF LOSSES
                            YEARS ENDED JUNE 30,



                                                                    2005            2004

                                                               --------------  --------------

Revenue                                                          $ 1,602,819     $ 1,333,826

Cost of revenue                                                    1,290,906       1,227,915
                                                               --------------  --------------

Gross profit                                                         311,913         105,911

Selling, general and administrative expenses                      21,704,104       7,131,560
                                                               --------------  --------------

Loss from operations                                             (21,392,191)     (7,025,649)

Other income (expenses):
   Legal settlement cost                                          (1,032,289)             --
   Gain on legal settlement                                          350,000         825,459
   Loss on investment                                                     --        (100,000)
   Interest income, net                                              (26,774)        (35,083)
   Loss on disposal of assets                                         (1,209)             --
                                                               --------------  --------------

Loss before income taxes                                         (22,102,463)     (6,335,273)

Income taxes                                                              --              --
                                                               --------------  --------------

Net Loss                                                         (22,102,463)     (6,335,273)

Other - Comprehensive income (loss):  Loss on
foreign exchange                                                     (74,594)          9,237

                                                               --------------  --------------

Comprehensive loss                                             $ (22,177,057)   $ (6,326,036)
                                                               ==============  ==============

Loss per share - basic                                               $ (0.28)        $ (0.12)
                                                               ==============  ==============

Weighted average shares outstanding - basic                       79,929,410      52,253,344
                                                               ==============  ==============

Weighted average shares outstanding - diluted                     86,214,956      59,408,197
                                                               ==============  ==============




       The accompanying notes form an integral part of these consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
          CONSOLIDATED STATEMENT OF DEFICIENCY IN SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                              Preferred stock
                                            Series A                      Series B                       Additional
                                             Shares         Amount         Shares         Amount       paid-in capital
                                           ------------  --------------  ------------  --------------  ---------------

Balance at June 30, 2003                     1,000,000    $      1,000     2,500,000    $      2,500    $   2,229,558

    Sale of stock for cash, net of
      commissions of $163,700                        -               -             -               -                -

    Issuance of common stock to purchase
      Rahaxi Processing Oy.                          -               -             -               -                -

    Issuance of common stock to
      consultants and legal advisors
      for professional fees                          -               -             -               -                -

    Issuance of common stock for
      exercise of warrants by consultants            -               -             -               -                -

    Issuance of common stock for exercise
      of options by board member                     -               -             -               -                -

    Fair value of warrants issued to
      consultants                                    -               -             -               -                -

    Issuance of shares to employees for
      services                                       -               -             -               -                -

    Issuance of shares for investment
      in Transaxis, Inc. (to be cancelled)           -               -             -               -                -

    Issuance of shares for settlement of
      debt associated with Transaxis, Inc.
      (to be cancelled)                              -               -             -               -                -

    Issuance of shares in error, to be
      cancelled                                      -               -             -               -                -

    Shares issued for Unicomp
      acquisition (to be cancelled)                  -               -             -               -                -

    Cancellation of shares issued as
      collateral for loan                            -               -             -               -                -

    Charge subscriptions receivable
      from officers and employees
      to compensation                                -               -             -               -                -

    Adjust  deferred compensation                    -               -             -               -                -

    Reclassification of par value                    -               -             -               -                -

    Loss                                             -               -             -               -                -

                                           ---------------------------------------------------------------------------

Balance at June 30, 2004                     1,000,000    $      1,000     2,500,000    $      2,500    $   2,229,558

                                           ===========================================================================




    Issuance of common stock to
      consultants and legal advisors
      for professional fees                          -               -             -               -                -

    Fair value of options  issued to
      consultants                                    -               -             -               -                -

    Intrinsic value of options
      issued to officers                             -               -             -               -                -

    Issuance of common stock for exercise
      of options by consultants                      -               -             -               -                -

    Cancellation of shares previously
      issued to consultant in error                  -               -             -               -                -

    Debt converted into common stocks                -               -             -               -                -

    Grant of shares of common stock
      to officers                                    -               -             -               -                -

    Exercise of options by officers                  -               -             -               -                -

    Shares cancelled due to legal
      settlement                                     -               -             -               -                -

    Adjust deferred compensation                     -               -             -               -                -

    Cash collected on subscriptions
      receivable                                     -               -             -               -                -

    Warrants issued in legal settlement

    Write-off subscriptions receivable               -               -             -               -                -

    Warrants issued for consulting
      expense                                        -               -             -               -                -

    Cash received for options to be
      exercised                                      -               -             -               -                -

    Series A Preferred Stock issued to
      officers                                       -               -             -               -                -

    Write-off unrecovered shares of
      common stock                                   -               -             -               -                -

    Rounding                                         -               -             -               -                -

    Loss                                             -               -             -               -                -

                                           ---------------------------------------------------------------------------

Balance at June 30, 2005                     1,000,000           1,000     2,500,000           2,500        2,229,558
                                           ===========================================================================


       The accompanying notes form an integral part of these consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED JUNE 30, 2005 AND 2004



                                           Common stock                                     Share
                                                                           Additional     Cancellation     Deferred
                                              Shares          Amount     paid-in capital  Receivable     compensation
                                           --------------   -----------  ---------------  ------------   -------------


Balance at June 30, 2003                       26,196,262   $   25,206    $  17,682,304             -     $  (700,693)

    Sale of stock for cash, net of
      commissions of $163,700                  27,057,143       27,057        2,050,243             -               -

    Issuance of common stock to purchase
      Rahaxi Processing Oy.                     1,162,429        1,162            2,168             -               -

    Issuance of common stock to
      consultants and legal advisors
      for professional fees                     7,375,714        7,376        4,245,839             -               -

    Issuance of common stock for exercise
      of warrants by consultants                1,285,714        1,286          340,714             -               -

    Issuance of common stock for exercise
      of options by board member                1,428,571        1,429          498,571             -               -

    Fair value of warrants issued to
      consultants                                       -            -          798,187             -               -

    Issuance of shares to employees for
      services                                    285,714          286          261,714             -        (190,000)

    Issuance of shares for investment
      in Transaxis, Inc. (to be cancelled)        457,143          457          751,543      (752,000)              -

    Issuance of shares for settlement of
      debt associated with Transaxis, Inc.
      (to be cancelled)                           740,488          740          678,288      (679,028)              -

    Issuance of shares in error, to be
      cancelled                                   657,143          657          152,943      (153,600)              -

    Shares issued for Unicomp
      acquisition (to be cancelled)             1,428,571        1,429          998,571    (1,000,000)              -

    Cancellation of shares issued as
      collateral for loan                        (142,857)        (143)         (97,857)            -               -

    Charge subscriptions receivable from
      officers and employees to
      compensation                                      -            -                -             -               -

    Adjust  deferred compensation                       -            -                -             -        (505,597)

    Reclassification of par value                       -          990             (990)            -               -

    Loss

                                           ----------------------------------------------------------------------------

Balance at June 30, 2004                       67,932,035       67,932       28,362,238    (2,584,628)     (1,396,290)
                                           ============================================================================



    Issuance of common stock to
      consultants and legal advisors
      for professional fees                    14,480,534       14,481        4,258,664             -               -

    Fair value of options  issued to
      consultants                                       -            -          912,774             -               -

    Intrinsic value of options
      issued to officers                                -            -        1,225,000             -               -

    Issuance of common stock for exercise
      of options by consultants                 7,121,379        7,121        1,197,679             -               -

    Cancellation of shares previously
      issued to consultant in error              (142,857)        (143)        (149,857)      150,000               -

    Debt converted into common stocks           5,000,000        5,000          745,000             -               -

    Grant of shares of common stock
      to officers                              20,000,000       20,000        4,580,000             -               -

    Exercise of options by officers             5,000,000        5,000           45,000             -               -

    Shares cancelled due to legal
      settlement                                 (714,285)        (714)        (349,286)            -               -

    Adjust deferred compensation                        -            -                -             -       1,680,084

    Cash collected on subscriptions
      receivable                                        -            -                -             -               -

    Warrants issued in legal settlement                 -            -          431,717             -               -

    Write-off subscriptions receivable                  -            -                -             -               -

    Warrants issued for consulting
      expense                                           -            -          647,150             -               -

    Cash received for options to be
      exercised                                         -            -                -             -               -

    Series A Preferred Stock issued to
      officers                                          -            -                -             -               -

    Write-off unrecovered shares of
      common stock                                      -            -                -     2,434,628               -

    Rounding                                          206            -                -             -               -

    Loss

                                           ----------------------------------------------------------------------------

Balance at June 30, 2005                      118,334,155      118,677       41,906,079             -      (1,247,243)
                                           ============================================================================


       The accompanying notes form an integral part of these consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                                                                             Accumulated         Total
                                             Subscription    Accumulated     Other Comp       Stockholders
                                              receivable       deficit       Inc ( Loss)         Equity
                                           ---------------  --------------  -------------    -------------

Balance at June 30, 2003                   $     (270,000)  $ (15,676,201)      (18,652)        3,275,022

    Sale of stock for cash, net of
      commissions of $163,700                    (500,753)              -             -         1,576,547

    Issuance of common stock to purchase
      Rahaxi Processing Oy.                             -               -             -             3,330

    Issuance of common stock to
      consultants and legal advisors
      for professional fees                             -               -             -         4,253,215

    Issuance of common stock for exercise
      of warrants by consultants                   (4,500)              -             -           337,500

    Issuance of common stock for exercise
      of options by board member                 (450,000)              -             -            50,000

    Fair value of warrants issued to
      consultants                                       -               -             -           798,187

    Issuance of shares to employees for
      services                                          -               -             -            72,000

    Issuance of shares for investment
      in Transaxis, Inc. (to be cancelled)              -               -             -                 -

    Issuance of shares for settlement of
      debt associated with Transaxis, Inc.
      (to be cancelled)                                 -               -             -                 -

    Issuance of shares in error, to be
      cancelled                                         -               -             -                 -

    Shares issued for Unicomp
      acquisition (to be cancelled)                     -               -             -                 -

    Cancellation of shares issued as
      collateral for loan                               -               -             -           (98,000)

    Charge subscriptions receivable from
      officers and employees to
      compensation                                147,560               -             -           147,560

    Adjust  deferred compensation                       -               -             -          (505,597)

    Reclassification of par value                       -               -             -                 -

    Loss                                                -      (6,335,273)        9,237        (6,326,036)

                                           ---------------------------------------------------------------

Balance at June 30, 2004                       (1,077,693)    (22,011,474)       (9,415)        3,583,728
                                           ===============================================================



    Issuance of common stock to
      consultants and legal advisors
      for professional fees                             -               -             -         2,585,871

    Fair value of options  issued to
      consultants                                       -               -             -           912,774

    Intrinsic value of options
      issued to officers                                -               -             -         1,225,000

    Issuance of common stock for exercise
      of options by consultants                         -               -             -         1,204,800

    Cancellation of shares previously
      issued to consultant in error                     -               -             -                 -

    Debt converted into common stocks                   -               -             -           750,000

    Grant of shares of common stock
      to officers                                       -               -             -         4,600,000

    Exercise of options by officers               (50,000)              -             -                 -

    Shares cancelled due to legal
      settlement                                        -               -             -          (350,000)

    Adjust deferred compensation                        -               -             -         1,680,084

    Cash collected on subscriptions
      receivable                                  429,000               -             -           429,000

    Warrants issued in legal settlement                 -               -             -           431,717

    Write-off subscriptions receivable            698,693               -             -           698,693

    Warrants issued for consulting
      expense                                           -               -             -           647,150

    Cash received for options to be
      exercised                                         -               -             -           120,000

    Series A Preferred Stock issued
      to officers                                       -               -             -                 -

    Write-off unrecovered shares of
      common stock                                      -               -             -         2,434,628

    Rounding                                            -               -             -                 -

    Loss                                                -     (22,102,468)      (74,594)      (22,177,062)

                                           ----------------------------------------------------------------

Balance at June 30, 2005                                -     (44,113,942)      (84,009)       (1,187,381)
                                           ================================================================

       The accompanying notes form an integral part of these consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004



                                                                     2005            2004
                                                                ---------------  --------------
Cash flows from operating activities:
     Net loss                                                    $ (22,102,463)   $ (6,335,273)

     Adjustments to reconcile net loss to net cash
       used in operating activities:
           Cost of unrecovered shares issued                         2,434,628              --
           Gain on legal settlement                                   (350,000)       (825,459)
           Amortization of discount on note                              6,450              --
           Loss on legal settlement                                  1,032,289              --
           Loss on sales of fixed assets                                 1,209              --
           Depreciation and amortization                               645,508         529,897
           Non-cash compensation                                    16,645,799       4,765,365
     Changes in assets and liabilities:
        (Increase) decrease in assets
           Accounts receivable                                         (18,058)         (6,496)
           Prepaid expenses                                                 --         130,500
           Other assets                                                (30,687)         18,966

        Increase (decrease) in liabilities
           Accounts payable and accrued expenses                        49,521        576,896
           Deferred revenue                                                 --         (31,761)
           Due to related parties                                      263,557        (251,875)
           Payment on line of credit                                        --          (5,091)
           Accrued interest - advance from related parties                  --          18,611
                                                                ---------------  --------------

              Total adjustments                                     20,680,216       4,919,553
                                                                ---------------  --------------

              Net cash used in operating activities                 (1,422,247)     (1,415,720)
                                                                ---------------  --------------

Cash flows provided by (used for) investing activities:
     Payments for property and equipment                               (89,956)         (9,473)
     Cash from sale of fixed assets                                      4,054              --
     Purchase of software and capitalized software cost               (539,162)       (598,856)
     Deposit on acquisition of Unipay, Inc.
     Investment in Trans Axis                                               --              --
                                                                -------------------------------

              Net cash used by investing activities                   (625,064)       (608,329)
                                                                ---------------  --------------

Cash flows provided by financing activities:
     Proceeds from issuance of demand loans                            900,000              --
     Proceeds from sale of common stock                                     --       1,576,547
     Advanced from related parties                                     122,100              --
     Cash collected from subscriptions receivable                      429,000              --
     Proceeds from exercise of stock options/warrants                1,054,800         387,500
                                                                ---------------  --------------


              Net cash provided by financing activities              2,505,900       1,964,047
                                                                ---------------  --------------


Net increase (decrease) in cash and cash equivalents                   458,589         (60,002)

Foreign currently translation adjustments                              (32,116)          1,784

Cash and cash equivalents, beginning of year                           206,205         264,423
                                                                -------------------------------

Cash and cash equivalents, end of year                           $     632,678    $    206,205
                                                                ===============  ==============

      The accompanying notes form an integral part of these consolidated financial statements





Supplemental disclosure of cash flow information:

     Interest paid                                               $          --    $     23,795
                                                                ===============  ==============

     Income tax paid                                             $          --    $         --
                                                                ===============  ==============

     Effect of reverse split of common stock                     $     410,112    $         --
                                                                ===============  ==============

     Shares, warrants, and options  issued for services          $   2,586,108    $  5,095,775
                                                                ===============  ==============

     Expensing of deferred services                              $   1,680,073    $         --
                                                                ===============  ==============

     Shares issued as employee compensation                      $          --    $    262,000
                                                                ===============  ==============

     Shares issued to acquire TransAxis, Inc.                    $          --    $    752,000
                                                                ===============  ==============

     Shares issued to satisfy debt of
       TransAxis, Inc.                                           $          --    $    679,028
                                                                ===============  ==============

     Shares issued in connection with Unipay,
       Inc. acquisition                                          $          --    $  1,000,000
                                                                ===============  ==============

     Shares issued in error                                      $          --    $    153,600
                                                                ===============  ==============

     Cancellation of note payable to related party
       and cancellation of 1,000,000 shares to
       th ird party in relation to legal settlement              $          --    $    825,459
                                                                ===============  ==============

     Cancellation of shares of common stock                      $     150,000    $         --
                                                                ===============  ==============

     Issuance of 20 million shares of common stock
       for to officers                                           $   4,600,000    $         --
                                                                ===============  ==============

     Intrinsic value of options issued to officers               $   1,225,000    $         --
                                                                ===============  ==============

     Fair value of options issued to consultants
       and employees                                             $     913,012    $         --
                                                                ===============  ==============

     Gain on legal settlement                                    $     350,000    $         --
                                                                ===============  ==============

     Conversion of debt to common stock                          $     900,000    $         --
                                                                ===============  ==============

     Shares of common stock cancelled                            $     150,000    $         --
                                                                ===============  ==============

     Write-off of stock options receivable                       $     698,693    $         --
                                                                ===============  ==============

     Issuance of warrants for legal settlement                   $     431,717    $         --
                                                                ===============  ==============

     Issuance of warrants for consulting
       expense                                                   $     647,150    $         --
                                                                ===============  ==============

     Issuance of convertible note for legal settlement           $     650,000    $         --
                                                                ===============  ==============

     Imputed interest on note issued for legal settlement        $      49,428    $         --
                                                                ===============  ==============
     Accrual of value of Series B preferred stock to be
       issued to officers                                        $   4,140,000    $         --
                                                                ===============  ==============


       The accompanying notes form an integral part of these consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity.
------------------

FreeStar Technology Corporation (formerly Freestar Technologies) ("Company"), was formed on November 17, 1999 as a Nevada corporation. Its principal offices are in Dublin Ireland. The Company is a provider of payment services and processing. The Company also has offices in Santo Domingo, Dominican Republic; Helsinki, Finland; Stockholm, Sweden; and Geneva, Switzerland.

The Company develops and markets proprietary core payment processing products, which include: (1)Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Sales of Point of Sale solutions: sales of "Point of Sale" terminals as well as integrated cash register systems; (3) transaction fees stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion: credit card services to merchants and acquiring banks (the company will provide transaction gateway services and settlement with participating banking institutions); and (5) Private Label
Cards: transaction management services provided for a private label card issuer;

The Company also provides consulting services to financial institutions and merchants.

Going Concern.
--------------

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $22,102,463 for the year ended June 30, 2005, and had an accumulated deficit of $44,113,942 as of June 30, 2005.

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

Principles of Consolidation.
----------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Rahaxi Processing Oy ("Rahaxi") and Freestar Technologies Ireland, Ltd. ("Freestar Ireland") (and its wholly owned subsidiary FreeStar Processing Oy. ("Freestar Finland")). The consolidation of Rahaxi is effective January 16, 2003. The consolidation of Freestar Ireland was effective April 2002, and the consolidation of Freestar Finland was effective October 2002. All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of Estimates.
-----------------

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

Revenue Recognition.
--------------------

The Company recognizes revenues from contracts in which the Company provides only consulting services as the services are performed. The contractual terms of the agreements dictate the recognition of revenue by the Company. Payments received in advance are deferred until the service is provided.

Contract costs include all direct equipment, material, and labor costs and those indirect costs related to contract performance, such as indirect labor. Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance, contract conditions, and estimated profitability that may result in revisions to costs and income are recognized in the period in which the revisions are determined.

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superceded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No.

101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21, "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF No. 00-21.

For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF No. 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a "separate unit of accounting." Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF No. 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied.

Processing fee revenue is earned based upon the actual number of transactions processed through its processing system. Transaction processing fees are recognized in the period that the service is performed. These fees are charged on a per transaction basis, depending on the arrangement with the customer.

Cash and Cash Equivalents.
--------------------------

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable.
--------------------

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $49,354 and $33,124 at June 30, 2005 and 2004, respectively.

Property and Equipment.
-----------------------

Property and equipment are valued at cost. Depreciation is provided over the estimated useful lives up to four years using the straight line and declining balance method. Leasehold improvements are depreciated on a straight-line basis over the term of the lease.

The estimated service lives of property and equipment are as follows:

         Computer equipment 3 - 4 years
         Leasehold improvements 3 years

Capitalized Software Development Costs
--------------------------------------

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

At June 30, 2005 and 2004, the Company had capitalized approximately $925,000 and $505,000, respectively, of costs for the development of software that has not yet been placed into service and upon which amortization has not yet begun.

Software costs also include the Enhanced Transactions Secured Software ("ETSS"), which was originally contributed by the founder and president of ePayLatina, S.A. This software is essential for the use of the Company's ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three to six years.

Research and Development.
-------------------------

Research, development, and engineering costs are expensed in the year incurred. These costs were $0 for the year ended June 30, 2005 and $15,400 for the year ended June 30, 2004.

Long-Lived Assets.
------------------

In accordance with SFAS No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. During the years ended June 30, 2005 and 2004, there were no such write-offs.

Goodwill and Purchased Intangible Assets.
-----------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Effective for fiscal years beginning after December 15, 2001, SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets , consisting of software licenses and customer relationships and contracts, are amortized on a straight-line basis over 10 years, representing the remaining life of the assets.

Advertising.
------------

The Company expenses advertising costs when incurred. There was no advertising expense for the years ended June 30, 2005 or June 30, 2004.

Income Taxes.
-------------

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

Fair Value of Financial Instruments.
------------------------------------

The carrying amount of the Company's cash and cash equivalents, accounts receivable, notes payable, bank overdraft, line of credit, accounts payable and accrued expenses, none of which is held for trading, approximates their estimated fair values due to the short-term maturities of those financial instruments.

Comprehensive Income.
---------------------

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2005 and 2004, and for the years then ended, the Company reported the foreign currency translation adjustment as other comprehensive income (loss) in the consolidated financial statements.

Basic and Diluted Loss Per Share.
---------------------------------

In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all out standing warrants, options, and shares issuable upon conversion of preferred stock to common stock from the calculation of diluted net loss per share because these securities are anti-dilutive. The Company has excluded 6,285,546 and 7,154,853 of potential shares from the computation for the years ended June 30, 2005 and 2004, respectively.

Liquidity
---------

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $22,102,463 and of $6,335,273 for the years ended June30, 2005 and 2004, respectively, and has an accumulated deficit of $44,113,942 as of June 30, 2005. In addition, the Company's current liabilities exceeded its current assets by $5,717,492 as of June 30, 2005. Consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk.
------------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. Concentrations of credit risk with respect to trade receivables are limited to the large number of customers comprising the Company's customer base. The Company's customers are concentrated primiarily in Europe and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $49,354 at June 30, 2005. The Company's two largestcustomers accounted for approximately 15% and 10% of its sales for the year ended June 30, 2005, and 13% and 7% of its sales for the year ended June 30, 2004.

Reclassification
----------------

Certain reclassification have been made in prior years' financial statements to conform to classifications used in the current year.


Segment Information.
--------------------

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segments: the sale of its secure transaction processing PaySafe System and transaction processing fees generated by Rahaxi, its wholly-owned subsidiary.

Foreign Currency Translation.
-----------------------------

The Company translates the foreign currency financial statements in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated Other Comprehensive Income (Loss). Foreign currency transaction (losses)/gains are included in Other (expense) income and totaled $(74,594) and $9,237 in fiscal years 2005 and 2004, respectively.

Stock-Based Compensation.
-------------------------

The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the option is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees are valued using the Black-Scholes pricing model and expensed over the period services are provided.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                                   June 30,
                                           2005              2004
                                     --------------    --------------
Net loss, as reported                $ (22,102,463)    $  (6,335,273)

Compensation recognized under
under APB No. 25                         1,225,000           500,000

Compensation recognized under
SFAS No. 123                            (1,329,451)         (557,696)
                                     --------------    --------------

Pro forma net loss                   $ (22,206,914)    $  (6,392,969)
                                     =============     ==============

Pro forma loss per share             $       (0.28)    $       (0.12)
                                     ==============    ==============

Significant Recent Accounting Pronouncements.
---------------------------------------------

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs- an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in Accounting Resources Board ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges". This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

On December 16, 2004, the FASB published SFAS No. 123 (Revised 2004), "Share-Based Payment". SFAS No. 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS No. 123R include stock warrants, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. On April 14, 2005, the Securities and Exchange Commission amended the effective date of the provisions of this statement. Accordingly, the Company will implement the revised standard in the forth quarter of fiscal year 2006. Currently, the Company accounts for its share-based payment transactions under the provisions of APB No. 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2006 and thereafter.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN No. 47 no later than the end of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial position, results of operations or cash flows.

2.       ACCOUNTS RECEIVABLE

At June 30, 2005 Accounts Receivable consists of:

Amounts receivable                    $   217,313
   from customers
Allowance for
   doubtful accounts                       49,354
                                      -----------

 Accounts receivable, net              $  167,959
                                      ===========

3.       PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2005 is as follows:


Computer equipment                    $   194,783

Leasehold improvements                      8,830
                                      ------------
                                          203,613
Less accumulated
   depreciation and
   amortization                           110,210
                                      ------------

                                      $    93,403
                                      ============

Depreciation and amortization expense for property and equipment amounted to $29,630 and $23,994 respectively, for the years ended June 30, 2005 and 2004.

During the year ended June 30, 2004, the Company upgraded its computer hardware by entering into a lease in conjunction with the new software acquisition. The Company received a trade-in value of $26,427 for the equipment that had a net value of $23,479. The trade-in resulted into a gain of $2,480.

During the year ended June 30, 2005, the Company sold fixed assets with a net book value of $5,263 for cash proceeds of $4,054 which resulted in a loss of $1,209 on disposal of fixed assets.

4.       INTANGIBLE ASSETS

The cost to acquire the intangible assets has been preliminarily allocated to the assets acquired according to the estimated fair values. The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying values at June 30, 2005 are:



                        Gross Carrying       Accumulated        Net         Residual       Weighted
                            Amount           Amortization                    Value         Average
                                                                                        Amortization
                                                                                            Years
                        --------------   --------------   --------------   ----------   --------------

Amortizable
Intangible Assets:

Software  and related    $  1,753,041     $    591,973     $  1,161,068      $   0           4.6
development costs

Customer                 $  1,967,204     $    370,503     $  1,596,701      $   0          10.0
Relationships  and
Contracts

Software Licenses        $  2,261,156     $    582,217     $  1,678,939      $   0          10.0



Total amortization expense charged to operations for the year ended June 30, 2005 and 2004 was $ 615,878 and $515,724, respectively.

Estimated amortization expense as of June 30, 2005 is as follows:

       2005               $  615,878
       2006                  817,682
       2007                  800,038
       2008                  786,357
       2009                  747,923
                          ----------

       Total              $3,767,878
                          ==========

NOTE 5- ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2005 are as follows:

         Accounts payable and accrued expenses        $1,228,362
         Advances                                        120,000
                                                      -----------

                                                      $1,348,362
                                                      ===========

6.       NOTES PAYABLE

Note Payable - Financing Arrangement.
-------------------------------------

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

In December 2002, this lender group exercised their rights against the 2,057,143 shares (post reverse-split)pledged by the president of the Company in full satisfaction of the outstanding notes payable of $637,000, interest payable of $18,569, and accrued penalties of $24,300. As of December 31, 2002, the Company considered the notes payable and related expenses totaling $679,869 with this lender group being paid off and has recorded a payable to the president for this amount plus accrued interest of $23,795 at June 30, 2003. The Company intends to issue new stock to replace such pledged shares. Prepaid financing cost and debt discounts related to this convertible debt were expensed during the quarter ended December 31, 2002.

In March 2004, this lender group entered into a settlement agreement with the Company regarding the debt described above. As part of the settlement, this lender group is required to return the 2,057,143 shares (post reverse-split) pledged shares to the president of the Company and the company is relieved from any other indebtedness to this lender group. Prior to this settlement, the Company considered the notes payable of $679,869 and related interest of $47,590 totaling $727,459 payable to the president related to the his 2,057,143 shares (post reverse-split)given to this lender group. The president of the Company agreed to relieve the liabilities of the company to repay $727,459 upon the execution of this settlement agreement. The Company recorded a gain on legal settlement of $727,459 during the year ended June 30, 2004.

In April 2004, this lender group returned 142,857 shares (post reverse-split) to the Company that were issued to this lender group as collateral for borrowings in June 2002. The Company recorded an additional gain on legal settlement of $98,000 upon return of these shares.

Note Payable - Legal Settlement.
--------------------------------

On May 12, 2005, the Company entered into a settlement agreement with Sportingbet PLC ("Sportingbet") whereby the Company and Sportingbet agreed to mutually release each other from all liabilities and claims. Pursuant to the settlement agreement, the Company issued to Sportingbet its one-year convertible note in the amount of $650,000 due May 12, 2006 (the  "Sportingbet  Note").  See
Note 19. The Sportingbet Note has no stated interest rate for the first year, and an interest rate of 8% per annum thereafter. The Sportingbet Note is convertible into the Company's common stock at the option of the Company beginning on the tenth day prior to the maturity date and ending on the tenth day after the maturity date of the note. The conversion price will be computed as the average of the daily closing prices for the Company's common stock for the 90 consecutive full trading days prior to the maturity date. The Company imputed interest on the Sportingbet Note at the rate of 8% for a discount of $49,428. During the period from the date of the note, or May 12, 2005, through June 30, 2005, the Company amortized to interest expense $6,450 of this discount. At June 30, 2005, the net book value of the Sportingbet Note is $607,022.

7.       DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Accrued Salaries - Officers
---------------------------

The Company's president and chief financial officer, Paul Egan and Ciaran Egan, respectively, have delayed payment of a portion of their salary in order to conserve the Company's cash. At June 30, 2005, $150,757 and 112,800 of Accrued Salaries - Officers were owed to Paul Egan and Ciaran Egan, respectively. At June 30, 2004, $10,753 and $30,300 of Accrued Salaries - Officers were owed to Mr. Paul Egan and Mr. Ciaran Egan, respectively.

Stock and Options Issued to Officers.
-------------------------------------

During the year ended June 30, 2005, the Company granted options to purchase 2,500,000 shares of the Company's common stock at a price of $0.01 per share to Paul Egan and Ciaran Egan (options to purchase a total of 5,000,000 shares in the aggregate). The total intrinsic value of these options of $1,100,000 was charged to operations during the year ended June 30, 2005. These options were immediately exercised. The exercise price of $25,000 to each officer was forgiven during the year ended June 30, 2005 and was charged to compensation expense.

During the year ended June 30, 2005, the Company granted restricted stock awards of 10,000,000 shares of the Company's common stock to Paul Egan and Ciaran Egan (a total of 20,000,000 shares in the aggregate). The fair value of these shares was determined as the closing price of the Company's common stock on the date of the grant, or $0.23 per share, and the amount of $4,600,000 was charge to operations during the year ended June 30, 2005.

During the year ended June 30, 2005, the Company agreed to issue 1,000,000 shares of its Series B preferred stock to its Paul Egan, and 500,000 shares of its Series B preferred stock to Ciaran Egan. Each share of Series B preferred stock is convertible into 12 shares of the Company's common stock. The fair value of these shares was determined as the closing price of the Company's common stock on the date of the grant, of $0.23 per share, and the amount of $4,140,000 was charged to operations and, included in accrued salaries as of June 30, 2005.

Advances By Related Parties.
----------------------------

Paul Egan has advanced funds to the Company for its operations. These amounts include advances of $169,177 and accrued interest of $17,894 at June 30, 2005.

Ciaran Egan has advanced funds to the Company for its operations. These amounts include advances of $8,208 and accrued interest of $904 at June 30, 2005.

The Company expects to repay these amounts as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

8.       CONVERSION OF DEMAND LOANS TO COMMON STOCK

In January and February 2005, the Company received $750,000 from an investor in the form of non-interest bearing demand loan. In June 2005, the debt was exchanged for 5,000,000 shares of common stock of the Company.

In March 2005, the Company received $150,000 from an investor in the form of a non-interest bearing demand loan. In May 2005 the debt was exchanged for 681,817 shares of the Company's common stock.

9.       INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At June 30, 2005, the Company has available for income tax reporting purposes a net operating loss carryforward of approximately $40,000,000, expiring through 2024, which may be used to offset future taxable income, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the net operating loss carryforward is approximately $14,000,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit because, in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Significant components of the Company's deferred tax assets at June 30, 2005 are as follows:

                Net operating loss carryforward            40,000,000

                Valuation allowance                       (40,000,000)
                                                        ---------------
                Net deferred tax asset                  $          --
                                                        ===============

The tax benefit recorded at the stationary rate in the Company's pre-tax loss during the years ended June 30, 2005 and 2004, would have been approximately $8,800,000 and $2,550,000, respectively. However because of the recognition of a full valuation allowance the effective tax rate for the Company was zero in both years.

10.       EQUITY COMPENSATION PLANS

Non-Employee Directors and Consultants Retainer Stock Plan.
-----------------------------------------------------------

On  October  25,  2001,  the  Company  adopted  a  Non-Employee   Directors  and
Consultants Retainer Stock Plan (the Company adopted Amendment No. 4 to this plan on December 20, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 75,000,000 shares of common stock have been registered under this plan as a result of Form S-8's filed with the SEC. Through June 30, 2005, the Company had issued 63,669,820 shares of common stock under this plan, leaving 11,330,180 shares of common stock remaining to be issued as of that date.

Stock Incentive Plan.
---------------------

On October 25, 2001, the Company adopted a Stock Incentive Plan (the company adopted Amendment No. 3 to this plan on December 20, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 70,000,000 shares of common stock have been registered under this plan under Form S-8's filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through June 30, 2005, the Company had issued 53,728,521 shares of common stock under this plan, leaving 16,271,479 shares of common stock remaining to be issued as of that date.

Through June 30, 2005, the Company had granted options covering 18,336,000 shares of common stock under this plan; therefore, 31,664,000 shares of common stock remain to be issued under this plan as of June 30, 2005.

11.      STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options.
---------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):



                              Options Outstanding                                        Options Exercisable
                                                                   Weighted                                 Weighted
                                               Weighted             Average                                  Average
                                               Average          Exercise Price                           Exercise Price
     Range of                                 Remaining               of                                       of
     Exercise              Number            Contractual          Outstanding            Number            Exercisable
      Prices             Outstanding         Life (Years)          Warrants           Exercisable            Options

-------------------    ----------------    -----------------    ----------------    -----------------    ----------------

       0.49                756,303               7.7               $  0.49              756,303             $  0.49

       0.70                756,303               7.7                  0.70              756,303                0.70

       0.07               1,428,571              1.4                  0.07             1,428,571               0.07
                       ----------------    -----------------    ----------------    -----------------    ----------------
                          2,941,176              4.6               $  0.34             2,941,176            $  0.34
                       ================    =================    ================    =================    ================

Transactions involving stock options issued to consultants are summarized as follows:

                                                             Weighted
                                                              Average
                                              Number of       Exercise
                                                Shares         Price
                                             ------------   ------------
Options exercisable at June 30, 2003           1,512,605    $   0.60

Granted                                        1,285,714    $   0.27
Exercised                                     (1,285,714)   $  (0.27)
Cancelled / Expired                                   --          --
                                             ------------   ------------

Options exercisable at June 30, 2004           1,512,605    $   0.60

Granted                                        8,549,949    $   0.15
Exercised                                     (7,121,378)   $   0.17
Cancelled / Expired                                   --          --
                                             ------------   ------------

Options exercisable at June 30, 2005           2,941,176    $   0.34
                                             ============   ============

The estimated value of the non-employee stock options vested during the years ended June 30, 2005 and 2004 were determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 1 to 6 months, a risk free interest rate of 3.75 to 4.00%, a dividend yield of 0% and expected volatility of 153 % to 178 %. The amount of the expense charged to operations in connection with granting the options was $ 1,146,448 and $ 298,186 during the year ended June 30, 2005 and 2004, respectively.

Employee Stock Options.
-----------------------

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company's common stock options issued to employees under a non-qualified employee stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):



                                                                   Weighted                                 Weighted
                                               Weighted             Average                                  Average
                                               Average             Exercise                                 Exercise
     Range of             Number of           Remaining            Price of            Number of            Price of
     Exercise              Shares            Contractual          Outstanding            shares            Exercisable
      Prices             Outstanding         Life (Years)           Options           exercisable            Options
-------------------    ----------------    -----------------    ----------------    -----------------    ----------------

       0.15                500,000               9.9                $ 0.15              500,000              $ 0.15

Transactions involving stock options issued to employees are summarized as follows:

                                                                 Weighted
                                                                 Average
                                             Number of           Exercise
                                              Shares             Price
                                          ---------------   ---------------
Options exercisable at June 30, 2003                   --    $         --

Granted                                         1,428,571    $       0.35
Exercised                                      (1,428,571)   $       0.35
Cancelled / Expired                                    --              --
                                          ---------------    --------------

Options exercisable at June 30, 2004                   --    $         --

Granted                                         5,500,000    $       0.02
Exercised                                      (5,000,000)   $       0.01
Cancelled / Expired                                    --              --
                                          ---------------   ---------------

Options exercisable at June 30, 2005              500,000    $       0.15
                                          ===============   ===============

The weighted-average fair value of stock options granted to employees during the years ended June 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                  2005            2004
                                                  ----            ----
Significant assumptions (weighted-average):
    Risk-free interest rate at grant date          3.8%           2.65%
    Expected stock price volatility                176%            123%
    Expected dividend payout                         0               0
    Expected option life (in years)                3.6             0.5

In accordance with APB No. 25, the Company charged $1,225,000 and $500,000 to operations in connection with the granting of options to employees having intrinsic values at the time of issuance during the year ended June 30, 2005 and 2004, respectively.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $( 22,206,914) and $(0.28), respectively, for the year ended June 30, 2005 and $(6,392,969) and $(0.12), respectively, for the year ended June 30, 2004.

Warrants.
---------

The following table summarizes the changes in warrants outstanding and the related prices of the Company's common stock issued to non-employees of the Company. These warrants were granted instead of cash compehsation for services performed and settlement of legal dispute.(amounts have been adjusted to reflect the reverse stock split and other adjustments):


                                Warrants Outstanding                                 Warrants Exercisable
-------------------------------------------------------------------------------------------------------------------------
                                                                   Weighted                                 Weighted
                                               Weighted             Average                                  Average
                                               Average             Exercise                                 Exercise
     Range of             Number of           Remaining            Price of            Number of            Price of
     Exercise              Shares            Contractual          Outstanding            Shares            Exercisable
      Prices             Outstanding         Life (Years)          Warrants           Exercisable            Warrants
-------------------    ----------------    -----------------    ----------------    -----------------    ----------------

   $     0.2143             1,428,571             2.4             $   0.2143             1,428,571         $    0.2143

   $       0.75               750,000             2.9             $     0.75               750,000         $      0.75

   $  0.98-1.00             1,392,857             5.0             $     0.99             1,392,857         $      0.99
                       ----------------    -----------------    ----------------    -----------------    ----------------

                            3,571,428             3.5             $     0.63             3,571,428         $      0.63
                       ================    =================    ================    =================    ================


Transactions involving warrants are summarized as follows:

                                                            Weighted
                                                             Average
                                            Number of       Exercise
                                              Shares          Price
                                          ------------    -------------
Options exercisable at June 30, 2003          192,857        $  N/A (1)



Granted                                       642,857        $    0.98
Exercised                                          --               --
Cancelled / Expired                           (57,143)       $   (4.97)
                                          ------------    -------------

Options exercisable at June 30, 2004          778,571        $  N/A (1)

Granted                                     2,928,571        $    0.55
Exercised                                          --               --
Cancelled / Expired                          (135,714)       $  N/A (1)
                                          ------------    -------------

Options exercisable at June 30, 2005        3.571,428        $    0.63
                                          ============    =============

(1) Certain warrants were granted at an exercise price based on the market price at the exercise date; therefore, weighted-average exercise prices cannot be determined for those warrants.

The estimated value of warrants granted during the year ended June 30, 2005 was determined using the Black - Scholes option pricing model and the following assumptions: contractual term of 2 - 10 years, a risk free interest rate of 4.00%, dividend yield of 0% and volatility of 153 - 157%. Consulting expense of $316,866 and legal settlement cost of $431,716 was charged to operations for the year ended June 30, 2005.

12.      CAPITAL STOCK

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.001 per share. The Company has designated 1,000,000 shares of its preferred stock as Series A convertible preferred stock ("Series A Preferred") and 4,000,000 shares as Series B convertible preferred stock ("Series B Preferred"). As of June 30, 2005, the Company had 1,000,000 shares of Series A Preferred and 2,500,000 shares of Series B Preferred issued and outstanding.

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share. On November 8, 2004, the Company effected a one (1) for seven (7) reverse stock split of its authorized and outstanding shares of common stock; total authorized shares and par value remained unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company had 118,677,012 shares of common stock issued and outstanding as of June 30, 2005.

Series A Preferred Stock.
-------------------------

The terms of the Series A Preferred Stock are as follows:

The Series A Preferred shares rank senior to the common stock and each share of the Series A preferred is convertible, under certain conditions, at the option of the holders, into 1.71 shares (post reverse-split) of the Company's common stock. The 1,000,000 shares of the Series A preferred stock outstanding at June 30, 2005 are thus convertible into 1,710,000 shares (post reverse-split) of the Company's common stock. The holders of Series A Preferred shares may elect to convert there shares to the Company's common stock upon the certification after 12 months that the Company has a before tax profit of at least $1,000,000 at which time, one-third of the preferred shares become convertible into common. Then, on each 12-month anniversary date, again on certification of before tax profits of at least $1,000,000, another one third of the preferred shares will convert to common until all of the Series A Preferred shares have been converted. For the years ended June 30, 2005 and 2004, the Company has not met the requisite before tax profits of $1,000,000 and accordingly, no Series A Preferred shares have been eligible for conversion to the Company's common shares.

The Series A Preferred stockholders are not entitled to receive any dividends declared and paid by the Company but are entitled to all of the voting rights including the right to vote in person or by proxy. Each share of Series A Preferred stock receives 1.71 votes on any issue brought before the shareholders.

The Company did not issue any Series A Preferred shares during the years ended June 30, 2005 and 2004

Series B Preferred Stock.
-------------------------

The terms of the Series B Preferred Stock are as follows:

The Series B Preferred shares rank senior to the common stock and each share of the Series B Preferred stock is convertible, at the option of the holders into
1.71 shares (post reverse-split) of the Company's common stock. The 2,500,000 shares of the Series B Preferred stock outstanding at June 30, 2005 are thus convertible into 4,275,000 shares (post reverse-split) of the Company's common stock. The Series B Preferred stockholders are not entitled to receive any dividends declared and paid by the Company but are entitled to all of the voting rights including the right to vote in person or by proxy. Each share of Series B Preferred stock receives 1.71 votes on any issue brought before the shareholders.

The Company did not issue any Series B Preferred shares during the years ended June 30, 2005 and 2004

During the year ended June 30, 2005, the Company agreed to issue 1,000,000 shares of its Series B preferred stock to it's President, and 500,000 shares of its Series B preferred stock to its Chief Financial Officer in exchange for services rendered during the year. The Company valued the shares based upon the quoted market price of the Company's underlying common shares at the time the obligation was incurred was $4,140,000 and was charged to operations during the year ended June 30, 2005 and is included in due to related parties at June 30, 2005. The Company issued the Series B Preferred shares to the Company's officers subsequent to the date of the financial statements (see Note 17).

Common Stock
------------

Year Ended June 30, 2004.
-------------------------

In August 2003, the Company issued 1,162,429 (post reverse-split) restricted shares of common stock as an additional amount due pursuant to the Rahaxi acquisition. The amount due was previously accrued, and upon issuance of these shares the Company transferred the par value of $1,162 (post reverse-split) from additional paid-in capital to common stock.

In October 2003, the Company issued 142,857 (post reverse-split) restricted shares of common stock to an employee as a bonus. The fair market value of $72,000 was charged to non-cash compensation.

In December 2003, the Company issued 740,488 (post reverse-split) restricted shares of common stock pursuant to an agreement to satisfy certain debt of TransAxis. This agreement to satisfy debt has subsequently been cancelled, and the Company expects to receive these shares for cancellation. The fair value of these shares at the time of issuance of $679,028 has been recorded in shares cancellation receivable.

In February 2004, the Company issued 457,143 (post reverse-split) restricted shares of common stock pursuant to the TransAxis acquisition. This acquisition was subsequently cancelled, and the Company expects to receive these shares for cancellation. The fair value of these shares at the time of issuance of $752,000 has been recorded in shares cancellation receivable.

In April 2004, the Company issued 142,857 (post reverse-split) restricted shares of common stock with a fair value of $190,000 to an officer for services to be performed through April 2005. The Company recorded the amount of $45,288 as non-cash compensation and increased deferred compensation by the amount of $144,712.

In April 2004, this Company regained 142,857 (post reverse-split) restricted shares of common stock that were issued to a lender group as collateral for borrowings in June 2002. The Company recorded an additional gain on legal settlement of $98,000 upon the retirement of the common shares.

In May 2004, the Company issued 1,428,571 (post reverse-split) restricted shares of common stock pursuant to an agreement to purchase a division of Unipay, Inc. This transaction has been cancelled, and the fair value of these shares in the amount of $1,000,000 has been recorded to shares cancellation receivable.

In June 2004, the Company issued 1,428,571 (post reverse-split) restricted shares of common stock to a board member upon exercise of stock options for aggregate proceeds of $500,000. Of this amount, $50,000 was received in cash and $450,000 was recorded to subscriptions receivable. The Company recorded the amount of $500,000 as non-cash compensation with regard to the issuance of these options.

On June 30, 2004, the Company reclassified $990 from additional paid in capital into common stock in order to assign the par value to common stock initially recorded without par value.

During the period from September 2003 to June 2004, the Company sold 27,057,143 (post reverse-split) restricted shares of common stock to investors for $2,077,300 net of commissions of $163,700. Of this amount, $1,576,547 was received by the Company as cash, and $500,753 is included as subscriptions receivable at June 30, 2004.

During the year ended June 30, 2004, the Company issued 7,375,714 (post reverse-split) of common stock, both restricted and registered under Form S-8, to various consultants and legal counsel for current and future services. The Company recorded the amount of $4,253,775 as non-cash compensation and increased deferred compensation by the amount of $550,885.

During the year ended June 30, 2004, the Company issued 1,285,714 (post reverse-split) restricted shares of common stock to consultants upon the exercise of stock options for aggregate proceeds of $342,000. Of this amount, $337,500 was received in cash and $4,500 was recorded to subscriptions receivable.

During the year ended June 30, 2004, the Company issued 657,143 (post reverse-split) restricted shares of common stock in error. The fair value of these shares at the time of issuance of $153,600 has been recorded in shares cancellation receivable.

All valuations of common stock issued for services were based upon the value of the services to be rendered, which did not differ materially from the fair value of the Company's common stock during the period the shares were issued.

Year Ended June 30, 2005.
-------------------------

The Company issued 14,480,534 (post reverse-split) restricted shares of common stock to consultants and legal advisors for professional fees. The Company recorded the amount of $2,742,108 as non-cash compensation and increased deferred compensation in the amount of $1,531,037.

The Company issued 7,121,379 (post reverse-split) restricted shares of common stock to consultants upon the exercise of stock options for $1,204,800 cash.

The Company cancelled 142,857 (post reverse-split) restricted shares of common stock that were previously issued to a consultant in error. Upon cancellation, the amount of $150,000 was removed from shares cancellation receivable.

The Company converted a note payable in the amount of $750,000 into 5,000,000 (post reverse-split) restricted shares of common stock.

The Company granted 20,000,000 (post reverse-split) restricted shares of common stock to officers for services to be performed. The amount of $4,600,000 was charged to non-cash compensation.

The Company issued 5,000,000 (post reverse-split) restricted shares of common stock to officers for the exercise of stock options. The total exercise price was $50,000. The Company initially charged this exercise to options receivable; this receivable was later written-off to non-cash compensation.

The Company cancelled 714,285 (post reverse-split) restricted shares of common stock due to a legal settlement, and recorded a gain in the amount of $350,000.

13.      SEGMENT INFORMATION

The Company currently has two operating business segments: (1) the sale of its secure transaction processing system ePayPad and related service, and (2) transaction processing fees generated through its wholly owned subsidiary, Rahaxi. The Company also has a corporate overhead component with no sales activities. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies under Note 1. While intercompany receivable and payable payables are subtracted from the total assets and liabilities for the segments, which are eliminated in consolidation and therefore, do not themselves impact consolidated results.

The  following  table  summarizes   segment  asset  and  operating  balances  by
reportable segment:

                                                 June 30, 2005   June 30, 2004
                                                 -------------   -------------
Net Sales to External Customers:
Corporate                                        $         --    $         --
PaySafe                                                    --             101
Rahaxi                                              1,602,819       1,333,725
                                                 ------------    ------------
  Total Sales to External Customers              $  1,602,819    $  1,333,826
                                                 ============    ============

Depreciation and Amortization:
Corporate                                        $         --    $         --
PaySafe                                                55,174          91,548
Rahaxi                                                590,334         438,349
                                                 ------------    ------------
  Total Depreciation and Amortization            $    645,508    $    529,897
                                                 ============    ============

General and Administrative Expense
(not  including depreciation
  and amortization):
Corporate                                        $ 20,327,808    $  6,168,233
PaySafe                                               231,575         146,841
Rahaxi                                                499,213         286,589
                                                 ------------    ------------
  Total General and Administrative Expense       $ 21,058,596    $  6,601,663
                                                 ============    ============

Capital Expenditures:
Corporate                                        $         --    $         --
PaySafe                                                35,913              --
Rahaxi                                                593,205         608,328
                                                 ------------    ------------
  Total Capital Expenditures                     $    629,118    $    608,328
                                                 ============    ============

Operating Income (Loss):
Corporate                                        $(21,038,141)   $ (5,467,199)
PaySafe                                              (286,687)       (245,192)
Rahaxi                                               (777,635)       (622,882)
                                                 ------------    ------------
  Total Operating Income (Loss)                  $(22,102,463)   $ (6,335,273)
                                                 ============    ============

Interest Expense, Net:
Corporate                                        $      6,949    $     24,425
PaySafe                                                 6,711           6,904
Rahaxi                                                 13,114           3,754
                                                 ------------    ------------
  Total Interest Expense                         $     26,774    $     35,083
                                                 ============    ============

Segment Assets:
Corporate                                        $    506,644    $     34,084
PaySafe                                                71,798          63,264
Rahaxi                                              4,789,302       4,821,199
                                                 ------------    ------------
  Total Segment Assets                           $  5,367,744    $  4,918,547
                                                 ============    ============

14.      DEFERRED COMPENSATION

The Company enters into various consulting and service agreements for terms from 60 days to one year. The Company pays a combination of cash and the Company's common stock for these consulting and professional services (see Note 15). Compensation for future services was classified as deferred compensation. As of June 30, 2005, deferred compensation related to cash paid and stock issued for future services totaled $1,247,244.

The Company has entered into various sales and marketing agreements. Under these agreements, the Company agreed to pay these sales/marketing partners a portion of the revenues brought in by these marketing firms. No material revenue has been recognized in relation to these sales agreements.

15.      EMPLOYMENT AGREEMENTS

In August 2001, the Company entered into an employment agreement with Paul Egan, president and chief executive officer. Under the terms of the agreement, the Company is liable for a minimum annual salary of $150,000 per year. In addition, the Company is liable for an automobile allowance not to exceed $1,500 per month. This employment agreement expired in August 2004, at which time an addendum to this employment contract was executed which (i) extended all terms and conditions of this employment contract to April 9, 2007, and (ii) provided that a review of Paul Egan's remuneration take place on or before December 31, 2004; this review and been extended indefinitely.

During the year ended June 30, 2005, the Company accrued $150,000 and paid $10,000 in salary to Paul Egan. As of June 30, 2005, the Company had recorded $150,753 as accrued salary. The Company accrued and paid $0 and $0, respectively, of fringe benefits to Paul Egan for the years ended June 30, 2005 and 2004, respectively.

In August 2001, the Company entered into an employment agreement with Ciaran Egan, chief financial officer. Under the terms of the agreement, the Company is liable for a minimum annual salary of $120,000 per year. In addition, the Company is liable for an automobile allowance not to exceed $1,500 per month. This employment agreement expired in August 2004, at which time an addendum to this employment contract was executed which (i) extended all terms and conditions of this employment contract to April 9, 2007, and (ii) provided that a review of Ciaran Egan's remuneration take place on or before December 31, 2004; this review and been extended indefinitely.

During the year ended June 30, 2005, the Company accrued $120,000 and paid $37,500 in salary to Ciaran Egan. As of June 30, 2005, the Company had recorded $112,800 as accrued salary. The Company accrued and paid $0 and $0, respectively, of fringe benefits to Ciaran Egan for the years ended June 30, 2005 and 2004, respectively.

On January 1, 2002, the Company entered into an employment agreement with its Chief Technical Officer. Under the terms of the agreement, the Company is liable for an annual salary of $54,000 per year. In addition, this employee is entitled an auto allowance and other fringe benefits. This employment agreement expires January 1, 2005.

On April 1, 2005, the Company entered into a new employment agreement with its Chief Technical Officer. Under the terms of the April 1, 2005 agreement, the Company is liable for an annual salary of $180,000 per year. In addition, the Company issued options to purchase 500,000 shares of common stock at a price of $0.15 per share. The Company also issued to 2,000,000 shares of the Company's common stock, valued at $540,000 and charged $59,671 to operations during the year ended June 30, 2005 and the balance of $480,329 is included in deferred compensation.

16.      COMMITMENTS AND CONTINGENCIES

Operating Leases.
-----------------

The  Company  leases  the  following   facilities  under   non-cancelable  lease
agreements:

Santo Domingo, Dominican Republic: 2,000 square feet of office space under a two-year operating lease at the rate of $1,000 per months which expires in June 2007.

Helsinki, Finland: 1,300 square feet of office space under a lease at the rate of $3,257 per month which expires in July 2008, but which can be terminated with 3 months notice at any time after March 31, 2006.

Stockholm, Sweden: 900 square feet of office space at the rate of approximately $4,200 per month which expires on March 31, 2006.

The Company also leases a 400 square foot office in Dublin, Ireland on a month-to-month bases at the rate of $1,809 per month.

The Company also leases certain of its computer hardware and software under non-cancelable operating leases.

The Company's total commitments under non-cancelable operating leases at June 30, 2005 are as follows:

         Years ending June 30,

         2006              $ 272,029
         2007                218,629
                           ---------

              Total        $ 490,659
                           =========

Rental expenses charged to operations for the year ended June 30, 2005 and 2004 are $98,408 and $35,840, respectively.

TransAxis, Inc.
---------------

On September 24, 2003, the Company entered into a stock purchase agreement with certain shareholders of TransAxis, Inc. ("TransAxis") (formerly Digital Courier Technologies, Inc.) for the acquisition of an equity interest in TransAxis ("Acquisition Agreement"). The terms of the Acquisition Agreement provided for the Company to purchase approximately 43.5% of TransAxis common stock in exchange for 457,143 shares (post reverse-split) of the Company's restricted common stock having a fair value at the time of the Acquisition Agreement of $752,000.

Subsequent to execution of the Acquisition Agreement, the Company's management was advised that TransAxis could not produce financial statements as required by SEC Rule 3-05. In addition, the Company's management became aware of that TransAxis had not disclosed certain material liabilities and contingent obligations . As a result, the Company's management rescinded the Acquisition Agreement, returned its TransAxis shares and terminating the acquisition. While the Company returned the consideration received to TransAxis, the TransAxis sellers retained the 457,143shares (post reverse-split) of the Company's common stock. While, the Company has taken all steps necessary to obtain the shares from the TransAxis principals, the Company has fully reserved for the collection of the receivable and charged $752,000 to operations during the year ended June 30, 2005.

Brown-Simpson Settlement.
-------------------------

Prior to the execution of the Acquisition Agreement, TransAxis had incurred a liability to Brown Simpson Partners I, Ltd. ("Brown Simpson") in the amount of approximately $1,400,000. During the three months ended December 31, 2003, the Company entered into a settlement agreement with Brown Simpson ("Brown Simpson Settlement Agreement") whereby the Company would issue to Brown Simpson 740,488 shares (post reverse-split) of Company common stock and pay the amount of $10,000 in cash in return for Brown Simpson's dismissal of all its claims against the Company. These shares were issued on December 30, 2003.

As a result of the Company's rescinding the TransAxis, Inc. Acquisition Agreement, in June 2004, the Company rescinded the Brown Simpson Settlement Agreement and demanded the return of the 740,488 shares of the Company's common stock. While, the Company has taken all steps necessary to obtain the shares from the Brown Simpson, the Company has fully reserved for the collection of the receivable and charged $679,028 to operations during the year ended June 30, 2005

Unipay, Inc.
------------

In May, 2004, the Company entered into an asset purchase agreement to acquire the assets of Unipay, Inc.'s Smokey Mountain payment processing division in exchange for $150,000 in cash and 1,428,571 shares of the Company's restricted shares common stock, having a fair value of $1,000,000.

Subsequent to execution of the Asset Purchase Agreement, Unipay breached its covenants under the Agreement, including prohibiting the Company's management access to the Unipay assets described in the Agreement. As a result, the Company's management rescinded the Agreement, and demanded the return of the consideration paid consisting of $25,000 in cash and 1,428,571 shares (post reverse-split) of the Company's common stock. Unipay retained the 1,428,571 shares (post reverse-split) of the Company's common stock and cash. While, the Company has taken all steps necessary to obtain the consideration from Unipay, the Company has fully reserved for the collection of the receivable and charged $1,000,000 to operations during the year ended June 30, 2005.

Litigation
----------

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

On June 14,2004, the Company filed an answer and counterclaim seeking damages in excess of $1,400,000 and a motion to vacate or reconsider the writ of possession. On June 21, 2004, the Company prevailed at the hearing. The Court vacated its prior order, in its entirety, that the Company immediately issue 7,100,592 shares.

The Company has denied, and continues to deny, any liability or wrongdoing with respect to all claims alleged in the litigation. Nevertheless, the Company has determined that it is desirable to settle the litigation and thereby eliminate the substantial burden, expense, inconvenience and distraction that the litigation would entail and to dispel any uncertainty that may exist as a result of the litigation. Pursuant to a stipulation of settlement dated as of May 12, 2005 the parties have agreed to settle the litigation on the following terms:
(i) full mutual releases of all known and unknown claims that have been or could be asserted by both parties; (ii) the Company issued to Sportingbet a one-year term convertible note without interest in the amount of $650,000; (iii) the Company issued a warrant for 750,000 restricted shares of common stock, exercisable at $0.75 per shares for a three-year period; and (iv) the Company issued a warrant for 750,000 shares of common stock, exercisable at $1.00 for a five-year period. The note is convertible into the Company's common stock at the option of the Company beginning on the tenth day prior to the maturity date and ending on the tenth day after the maturity date of the note. The conversion price will be computed as the average of the daily closing prices for the Company's common stock for the 90 consecutive full trading days prior to the maturity date.

Diamond Club of America, Inc. v. FreeStar Technology Corporation.
-----------------------------------------------------------------

On April 6, 2004, Diamond Club of America, Inc. filed a complaint against the Company in the Suffolk County New York Supreme Court. The complaint alleges, among other things, that the Company owes Diamond Club $35,410 pursuant to an agreement between Diamond Club and TransAxis, Inc. or a predecessor company of TransAxis, Inc.

The Company has filed an answer to the complaint in which it affirmatively defends this action on the grounds that as a minority stockholder in TransAxis the Company it is not responsible for the debts of TransAxis. Management is confident that the Company will prevail on the merits and the Company intends to defend itself vigorously. This action is still pending, but the plaintiff has made no efforts to move this care forward, and the Company has had no contact with plaintiff during the past 12 months.

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

The Company has denied, and continues to deny, any liability or wrongdoing with respect to all claims alleged in the litigation. Nevertheless, the Company has determined that it is desirable to settle the litigation and thereby eliminate the substantial burden, expense, inconvenience and distraction that the litigation would entail and to dispel any uncertainty that may exist as a result of the litigation. As of April 1, 2005, the Company settled this matter by agreeing to issue 714,286 shares of restricted common stock of the Company and releasing its counterclaims. Under the terms of the settlement, none of that stock can be sold into the marketplace until at least April 1, 2006.

Cybernet Ventures v. Digital Courier Technologies, Inc. et al.
--------------------------------------------------------------

On April 18, 2002, Cybernet Ventures, Inc. ("Cybernet") filed a complaint in Los Angeles County Superior Court alleging that between August 1999 and December 2001 Digital Courier Technologies, Inc. ("DCTI") engaged in wrongful conduct with respect to its performance of certain credit card processing agreements with DCTI. Cybernet's complaint asserts legal causes of action against DCTI for fraud, intentional misrepresentation, negligent misrepresentation, conversion, unjust enrichment, and interference with economic relations.

Unbeknownst to the Company, on June 11, 2003 Cybernet filed its first amended complaint adding the Company as a "Doe" defendant with adding any specific claims for relief. In March 2005, again unbeknownst to the Company, Cybernet secured a $1,200,000 default judgment against the Company.

On July 25, 2005, after consideration of the papers filed by the parties, and the arguments of counsel, the Court reversed its early judgment and vacated the $1,200,000 default judgment that had been entered against the Company. On July 26, 2005, the Company moved the Court to dismiss the entire amended complaint against the Company. On September 12, 2005, Cybernet filed a new amended complaint against the Company seeking $1,200,000 in damages, alleging that the Company had engaged in a "defacto" merger with DCTI and therefore should be subject to DCTI's financial obligations.

Management is confident that the Company will prevail on the merits and the Company intends to defend itself vigorously. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

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

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company's financial condition and operating results.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Consulting Agreements.
----------------------

The Company has consulting agreements with outside contractors to provide information technology, marketing and financial advisory services. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

17.      OTHER INCOME

Gain on Legal Settlement.
-----------------------

During the year ended June 30, 2005, the Company recorded a non-recurring gain of $350,000 representing the recovery and cancellation of 714,286 shares (post reverse-split) of common stock that had been issued as compensation to its prior investment banker. The gain was recorded at the fair value of the shares when they were originally issued.

During the year ended June 30, 2004, the Company recorded a non-recurring gain of $825,459 representing the release of the Company to its obligation to a lender.

18.        SUBSEQUENT EVENTS.

On October 17, 2005, the Company issued the following restricted shares of its preferred stock as follows:

         Paul Egan:        2,000,000 shares of Series B preferred stock.
                           1,000,000 shares of Series A preferred stock

         Ciaran Egan:      1,500,000 shares of Series B preferred stock.

         Fionn Stakelum:   500,000 shares of Series B preferred stock.

            The Company discovered that the Certificates of Designation for the Series A and Series B preferred stock of the Company had inadvertently not been filed before this stock was issued. Thereafter, the Certificates of Designation were filed with the Nevada Secretary of State on June 22, 2005. Since Nevada law requires that such Certificates be filed before this stock issued, the Company received back and cancelled all of the preferred stock that had been issued by the Company and new preferred stock certificates were then issued (as set forth above).

         The Series A preferred stock was originally issued with the intention that it would be convertible into 12 shares of common stock, provided certain financial goals were met by the Company (which have not been met). However, with the one for seven reverse split of the Company's common stock, effective on November 8, 2004, this reduced the convertibility of this stock down to 1.71 to one.

         The Series B preferred stock that was issued prior to November 8, 2004 (1,000,000 shares for Paul Egan, 1,000,000 shares for Ciaran Egan, and 500,000 shares for Fionn Stakelum) was originally issued with the intention that it would be convertible into 12 shares of common stock, with no restrictions.
However, with the one for seven reverse split of the Company's common stock, effective on November 8, 2004, this reduced the convertibility of these 2,500,000 shares down to 1.71 to one. The other 1,500,000 shares of Series B preferred stock issued above were not affected by the reverse split.

                                  EXHIBIT INDEX

Number                             Description
------                             -----------

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

2.9 Letter of Intent between the Company and Digital Courier Technologies, Inc., dated April 29, 2003 and accepted on April 30, 2003 (incorporated by reference to Exhibit 2 of the Form 8-K filed on May 1, 2003)

2.10 Revised Letter of Intent between the Company and TransAxis, Inc. (formerly known as Digital Courier Technologies, Inc.), dated and accepted on June 20, 2003 (the following exhibits to this document have been omitted: Exhibit A: form of a Senior Secured Convertible Note ; Exhibit B: Security Agreement; and Exhibit C: Use of Proceeds) (incorporated by reference to Exhibit 2.2 of the Form 8-K/A filed on June 26, 2003).

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

3.3 Certificate of Amendment to Articles of Incorporation, dated February 15, 2001 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 20, 2001)

3.4 Certificate of Amendment to Articles of Incorporation, dated December 15, 2002 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on March 12, 2003).

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

4.21 Certificate of Designation (Series A), dated June 9, 2005 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on October 20, 2005).

4.22 Certificate of Designation (Series B), dated June 9, 2005 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on October 20, 2005).

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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 20, 2003).

23       Consent  of  Independent   Registered  Public  Accounting  Firm  (filed
         herewith).

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