Form 10QSB
period 2005-09-30
FREESTAR TECHNOLOGY CORP
filed 2005-12-06
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 0-28749

                        FREESTAR TECHNOLOGY CORPORATION
                        -------------------------------
               (Exact Name of Company as Specified in Its Charter)

                      Nevada                              88-0446457
        --------------------------------                  ----------
        (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)               Identification No.)


                    60 Lower Baggot Street, Dublin 2 Ireland
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                353 1 602 4757
                                --------------
                          (Company's Telephone Number)

                   ------------------------------------------
                    (Former Name, Former Address, and Former
                   Fiscal Year, if Changed Since Last Report)

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days: Yes X  No   .
                                      ---   ---

      Indicate by check mark whether the Company is a shell  company (as defined
in Rule 12b-2 of the Exchange Act): Yes   No X .
                                       ---  ---

      As of September 30, 2005, the Company had 123,163,616 shares of common stock issued and outstanding.

      Transitional  Small  Business  Disclosure  Format (check one):
Yes   No X .
   ---  ---

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              CONDENSED CONSOLIDATED BALANCE

              SHEET AS OF SEPTEMBER 30, 2005...................................3

              CONDENSED CONSOLIDATED STATEMENTS OF
              OPERATIONS FOR THE THREE MONTHS ENDED

              SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004........................5

              CONDENSED CONSOLIDATED STATEMENTS
              OF CASH FLOWS FOR THE THREE MONTHS ENDED

              SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004........................6

              NOTES TO CONDENSED CONSOLIDATED

              FINANCIAL STATEMENTS.............................................8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................17

     ITEM 3.  CONTROLS AND PROCEDURES.........................................32

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................33

     ITEM 2.  UNREGISTERED SALES OF EQUITY

              SECURITIES AND USE OF PROCEEDS..................................34

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................35

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS.............................................35

     ITEM 5.  OTHER INFORMATION...............................................35

     ITEM 6.  EXHIBITS........................................................36

SIGNATURES....................................................................37

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         FREESTAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEBMER 30, 2005
                                   (UNAUDITED)

                                     ASSETS
Current assets:
 Cash and cash equivalents                                                        $  1,713,987
 Accounts receivable, net of allowance for doubtful accounts of $35,053                293,083
 Other current assets                                                                  114,931
                                                                                  ------------
      Total current assets                                                           2,122,001

Property, plant and equipment, net of accumulated depreciation
   and amortization of $47,098                                                         112,877

Software license, net of accumulated amortization of $582,216                        1,623,284

Customer relationships and contracts, net of accumulated amortization of $370,503    1,543,772

Software, net of accumulated amortization of $617,683                                1,129,650
                                                                                    ----------
      Total assets                                                                $  6,531,584
                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                                               1,207,731
 Note payable - current portion                                                        619,262
 Due to related parties                                                              4,560,640
                                                                                  ------------
      Total current liabilities                                                      6,387,633

Stockholders' Equity:
 Convertible preferred stock, series A, $0.001 par value,
    1,000,000 shares  authorized; 1,000,000 shares issued and outstanding                1,000
 Convertible preferred stock, series B, $0.001 par value,
    4,000,000 shares  authorized; 2,500,000 shares issued and outstanding                2,500

                         FREESTAR TECHNOLOGY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)
                                   (CONTINUED)

Additional paid-in capital - preferred stock                                         2,229,558
Common stock, $0.001 par value, 500,000,000 shares authorized;
  123,163,616 shares issued and outstanding                                            123,164
Additional paid-in capital - common stock                                           42,940,127
Common stock subscribed                                                              1,365,000
Deferred compensation                                                               (1,415,480)
Accumulated deficit                                                                (45,050,971)
Accumulated other comprehensive gain  (loss)                                           (50,947)
                                                                                  ------------
     Total stockholders' equity                                                        143,951
                                                                                  ------------
                                                                                  $  6,531,584
                                                                                  ============


                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                      2005             2004
                                                -------------    -------------
Revenue                                         $     602,748    $     365,952
Cost of revenue                                       413,811          169,915
                                                -------------    -------------
Gross profit                                          188,937          196,037
Selling, general and administrative expenses        1,109,199        1,173,181
                                                -------------    -------------
                                                     (920,262)        (977,144)
Other income (expenses):
    Interest income/(expense)                         (18,771)          (1,052)
    Gain on disposal of assets                          2,004               --
                                                -------------    -------------
Loss before income taxes                             (937,030)        (978,196)

Income taxes                                               --               --
                                                -------------    -------------
Net Loss                                             (937,030)        (978,196)

Other - comprehensive income (loss): gain
   on foreign exchange                                 33,062           13,962
                                                -------------    -------------
Comprehensive loss                              $    (903,068)   $    (964,234)
                                                =============    =============
Loss per share - basic                          $       (0.01)   $       (0.01)
                                                =============    =============
Weighted average shares outstanding - basic (1)   120,464,448       68,134,365
                                                =============    =============
Weighted average shares outstanding - diluted (1) 127,908,153       69,270,102
                                                =============    =============

(1) Adjusted for a one for seven reverse split of the common stock that was effective on November 8, 2004

                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      2005           2004
                                                                                  -----------    -----------
Cash flows from operating activities:

 Net loss                                                                         $  (937,030)   $  (978,196)

 Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

        Amortization of discount on note                                               12,240             --
        Gain on sales of fixed assets                                                  (2,004)            --
        Depreciation and amortization                                                 146,526        143,729
        Cancellation of common stock previously issued to consultants                (263,349)            --
        Non-cash compensation                                                         586,148        580,665
 Changes in assets and liabilities:
    (Increase) decrease in assets
        Accounts receivable                                                          (126,140)       (13,716)
        Other current assets                                                          (78,945)       (34,158)

    Increase (decrease) in liabilities
        Accounts payable and accrued expenses                                        (137,644)        (3,163)
                                                                                  -----------    -----------
            Total adjustments                                                         136,832        673,357
                                                                                  -----------    -----------
            Net cash used in operating activities                                    (800,198)      (304,839)
                                                                                  -----------    -----------

Cash flows from investing activities:

      Purchase of fixed assets                                                        (30,871)        (3,868)
      Cash from sale of fixed assets                                                    2,004             --
      Purchase of software and capitalized software cost                              (96,627)
                                                                                  -----------    -----------
            Net cash used in investing activities                                     (28,867)      (100,495)
                                                                                  -----------    -----------

Cash flows from financing activities:

      Proceeds from sale of common stock                                            1,000,000             --
      Proceeds from exercise of stock options/warrants                                912,500        375,000
      Proceeds from (repayments to) related parties                                   (27,552)       141,449
                                                                                  -----------    -----------
            Net cash provided by financing activities                               1,884,948        516,449
                                                                                  -----------    -----------
Net increase (decrease) in cash and cash equivalents                                1,055,883        111,115
Foreign currently translation adjustments                                              25,426        (51,174)

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                                                     2005            2004
                                                                                  -----------    -----------

Cash and cash equivalents, beginning of period                                        632,678        206,205
                                                                                  -----------    -----------
Cash and cash equivalents, end of period                                          $ 1,713,987    $   266,146
                                                                                  ===========    ===========
Supplemental disclosure of cash flow information:
     Interest paid                                                                $        --    $    23,795
                                                                                  ===========    ===========
     Income tax paid                                                              $        --    $        --
                                                                                  ===========    ===========
     Effect of reverse split of common stock                                      $        --    $   409,906
                                                                                  ===========    ===========
     Shares, warrants, and options  issued for services                           $        --    $   206,000
                                                                                  ===========    ===========
     Adjust deferred compensation for the period                                  $   168,236    $   374,666
                                                                                  ===========    ===========
     Cancellation of shares of common stock                                       $   378,574    $        --
                                                                                  ===========    ===========
     Fair value of options issued to consultants and employees                    $   484,584    $        --
                                                                                  ===========    ===========

                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATON
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

BASIS OF PRESENTATION.

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2005, and the results of operations and cash flows for the three months ended September 30, 2005 and 2004. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain amounts in the prior period on the Statements of Cash Flows have been changed to conform to the current period presentation.

NATURE OF BUSINESS OPERATIONS.

The Company (formerly Freestar Technologies) was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Santo Domingo, Dominican Republic; the company also has offices in Helsinki, Finland; Dublin, Ireland; and Geneva, Switzerland.

The Company intends to derive revenues from its core payment processing products, which include: (1) Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Point of Sale: sales of "Point of Sale" terminals; (3) Transaction Fees: stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion: credit card services to merchants and acquiring banks (the Company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and (6) Consulting Fees: consulting services provided to financial institutions and merchants. The Company's revenue for the three months ended September 30, 2005 was primarily generated from the transaction and consulting fees through its Finland operations.

GOING CONCERN.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $937,030 for the three months ended September 30, 2005 and $22,102,463 for the year ended June 30, 2005, and had an accumulated deficit of $45,050,971 as of September 30, 2005.

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

For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF No. 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria are considered a "separate unit of accounting." Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF No. 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                  Three Months Ended
                                     September 30,
                                   2005         2004
                                ---------    ---------
Net loss, as reported           $(937,030)   $(964,234)

Compensation recognized under

under APB No. 25                       --           --

Compensation recognized under

SFAS No. 123                           --           --
                                ---------    ---------
Pro forma net loss              $(937,030)   $(964,234)
                                =========    =========
Pro forma loss per share        $   (0.01)   $   (0.01)
                                =========    =========

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

As of September 30, 2005, the Company capitalized approximately $925,000 of software development in accordance with SFAS No. 86. During the three months ended September 30, 2005, the Company placed into service $8,296 of capitalized software, and capitalized an additional $0. As of September 30, 2005, the Company had capitalized a net amount of approximately $917,000 that is yet to be placed onto service.

Software costs also include the Enhanced Transactions Secured Software ("ETSS"), which was originally contributed by the founder and president of ePayLatina, S.A., Paul Egan, who is also president of the Company. This software is essential for the use of the Company's ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three to six years. These costs have been substantially amortized as of September 30, 2005.

SIGNIFICANT RECENT ACCOUNTING PRONOUNCEMENTS.

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

In May 2005 the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle is limited to the direct effects of the change. Indirect
effects   of  a  change   in   accounting   principle,   such  as  a  change
in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial position, results of operations or cash flows.

2.    COMMON STOCK

SALES OF SECURITIES.

During the three months ended September 30, 2005, the Company sold 8,333,333 restricted shares of common stock to one investor for $1,000,000 cash ($0.12 per share). These shares were issued in October and November 2005, and are shown as Common Stock Subscribed in the accompanying financial statements.

During the three months ended September 30, 2005, the Company issued a total of 300,000 restricted shares of common stock to two consultants for services for the Company. These shares were valued at $68,500 (average of $0.228 per share, which approximates the fair value of the shares at the time the services were rendered).

During the three months ended September 30, 2005, the Company issued options covering a total of 6,083,331 shares of common stock under the Company's Stock Incentive Plan registered under Form S-8. Options covering a total of 3,650,000 shares of its common stock were exercised and the stock was issued during the quarter for proceeds of $547,500. Options covering the remaining 2,433,331 shares of common stock were exercised during the quarter for proceeds of $365,000, and the shares were issued in October and November 2005. These shares are shown as Common Stock Subscribed in the accompanying financial statements.

The Company issued 915,000 shares of its common stock registered under Form S-8 to various consultants and legal counsel for current and future services valued at $201,300 (average of $0.22 per share, which approximates the fair value of the shares at the time the services were rendered).

RECOVERY OF SHARES ISSUED TO SERVICE PROVIDERS.

During the three months ended September 30, 2005, the Company recovered and cancelled 378,574 shares of common stock valued at $263,349 previously issued to service providers. The amount of $263,349, representing the fair value of these shares originally charged to operations, was credited to operations during the three months ended September 30, 2005.

3.    SEGMENT INFORMATION

The Company currently operates two business segments: (1) the sale of its secure transaction processing system ePayPad and related service, and (2) transaction processing fees generated through its wholly owned subsidiary, Rahaxi Processing Oy. Intercompany receivable and payable are subtracted from the total assets and liabilities for the segments, that are eliminated in consolidation and therefore, do not themselves impact consolidated results.

The  following  table  summarizes   segment  asset  and  operating  balances  by
reportable segment:

                                                        Three Months Ended
                                                           September 30,
                                                        2005           2004
                                                    -----------    -----------
Net Sales to External Customers:
PaySafe                                             $        --    $        --
Rahaxi                                                  602,748        365,952
                                                    -----------    -----------
  Total Sales to External Customers                 $   602,748    $   365,952
                                                    ===========    ===========
Depreciation and Amortization:
PaySafe                                             $    13,150    $     9,996
Rahaxi                                                  133,376        133,733
                                                    -----------    -----------
  Total Depreciation and Amortization               $   146,526    $   143,729
                                                    ===========    ===========

General and Administrative Expense (not including
  depreciation and amortization):
Corporate                                           $   756,560    $   724,396
PaySafe                                                  52,765        333,794
Rahaxi                                                  153,348        114,991
                                                    -----------    -----------
  Total General and Administrative                  $   962,673    $ 1,173,181
                                                    ===========    ===========
     Expense

Capital Expenditures:
PaySafe                                             $        --    $     3,868
Rahaxi                                                   30,780         96,627
                                                    -----------    -----------
  Total Capital Expenditures                        $    30,780    $   100,495
                                                    ===========    ===========

Net Income (Loss):
Corporate                                           $  (768,990)   $  (724,396)
PaySafe                                                 (66,406)      (225,619)
Rahaxi                                                 (101,634)       (28,181)
                                                    -----------    -----------
  Total Operating Income (Loss)                     $  (937,030)   $  (978,196)
                                                    ===========    ===========

Segment Assets:
Corporate                                           $ 1,542,068    $    40,515
PaySafe                                                  53,628         87,882
Rahaxi                                                4,935,888      4,933,161
                                                    -----------    -----------
  Total Segment Assets                              $ 6,531,584    $ 5,021,558
                                                    ===========    ===========

4.    RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2005 consist of the following:

ACCRUED SALARIES - OFFICERS.

The Company's president, Paul Egan, who is also a shareholder, has delayed payment of a portion of his salary in order to conserve the Company's cash. At September 30, 2005, the Company had recorded the amount of $148,253 in accrued salary due to Mr. Egan. This amount is shown as Due to Related Parties in the accompanying Condensed consolidated Balance Sheet as of September 30, 2005.

The Company's chief financial officer, Ciaran Egan, who is also a shareholder, has delayed payment of a portion of his salary in order to conserve the Company's cash. At September 30, 2005, the Company had recorded the amount of $92,800 in accrued salary due to Mr. Egan. This amount is shown as Due to Related Parties in the accompanying Condensed consolidated Balance Sheet as of September 30, 2005.

ADVANCES BY RELATED PARTIES.

Paul Egan has advanced funds to the Company for its operations. These amounts include net advances of $141,689 and accrued interest of $19,987 at September 30, 2005.

Ciaran Egan has advanced funds to the Company for its operations. These amounts include net advances of $16,867 and accrued interest of $1,044 at September 30, 2005.

The Company expects to repay these amounts as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

ACCRUED LIABILITY FOR PREFERRED STOCK ISSUANCE

As part of his long-term incentive and compensation plan, the Company has granted to Paul Egan 1,000,000 shares of its Series B Convertible Preferred Stock, convertible at the rate of 12 to 1 into shares of the Company's common stock. These shares were issued in October 2005 (see Note 5). At September 30, 2005, the Company has recorded the amount of $2,760,000 as an accrued liability, representing the fair value of these shares.

As part of his long-term incentive and compensation plan, the Company has granted to Ciaran Egan 500,000 shares of its Series B Convertible Preferred Stock, convertible at the rate of 12 to 1 into shares of the Company's common stock. These shares were issued in October 2005 (see Note 5). At September 30, 2005, the Company has recorded the amount of $1,380,000 as an accrued liability, representing the fair value of these shares.

5.    SUBSEQUENT EVENTS

On October 17, 2005, the Company issued the following unregistered (restricted) securities of the company to Paul Egan, Ciaran Egan, and Fionn Stakelum for services rendered to the company, as follows:

         Paul Egan:                2,000,000 shares of Series B preferred stock.
                                   1,000,000 shares of Series A preferred stock

         Ciaran Egan:              1,500,000 shares of Series B preferred stock.

         Fionn Stakelum:           500,000 shares of Series B preferred stock.

The Company discovered that the Certificates of Designation for the Series A and Series B preferred stock of the Company had inadvertently not been filed with the state of Nevada before the respective shares were issued. Thereafter, the Certificates of Designation were filed with the Nevada Secretary of State on

June 22, 2005 (see Exhibits 4.1 and 4.2). Since Nevada law requires that such Certificates be filed before this stock issued, the Company received back and cancelled all of the preferred stock that had been issued by the Company and new preferred stock certificates were then issued (as set forth above).

The Series A preferred stock was originally issued with the intention that it would be convertible into 12 shares of common stock, provided certain financial goals were met by the Company (which have not been met). However, with the one for seven reverse split of the Company's common stock, effective on November 8, 2004, this reduced the convertibility of this stock down to 1.71 to one.

The Series B preferred stock that was issued prior to November 8, 2004 (1,000,000 shares for Paul Egan, 1,000,000 shares for Ciaran Egan, and 500,000 shares for Fionn Stakelum) was originally issued with the intention that it would be convertible into 12 shares of common stock, with no restrictions.
However, with the one for seven reverse split of the Company's common stock, effective on November 8, 2004, this reduced the convertibility of these 2,500,000 shares down to 1.71 to one. The other 1,500,000 shares of Series B preferred stock issued on February 21, 2005 were not affected by the reverse split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its audited condensed consolidated financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

OVERVIEW.

         The e-payments and e-commerce market is composed of debit and credit card issuers, switch interchanges, transaction acquirers and transaction generators, including Automated Teller Machine ("ATM") networks, retail merchant locations and the Internet. The routing, control and settlement of e-payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization and varied reporting requirements. These activities are typically performed online and must be conducted 24 hours per day, seven days per week.

         The Company's products and services are primarily focused on facilitating electronic payments ("e-payments") and electronic commerce ("e-commerce"). These products and services are used principally by financial institutions, retailers, and e-payment processors, both in domestic and international markets.

         The Company intends to derive revenues from its core payment processing products, which include: (1) Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Point of Sale: sales of "Point of Sale" terminals; (3) Transaction Fees: stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion: credit card services to merchants and acquiring banks (the Company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and (6) Consulting Fees: consulting services provided to financial institutions and merchants. The Company's revenue for the three months ended September 30, 2005 was primarily generated from the transaction and consulting fees through its Finland operations.

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

RESULTS OF OPERATIONS.

(a)      REVENUE.

         The Company had revenue of $602,748 for the three months ended September 30, 2005 compared to $365,952 for the three months ended September 30, 2004, an increase of $236,796 or approximately 64%. The increase was due to an increase in processing fees and also fees derived from development and consulting services, generated by the Company's subsidiary, Rahaxi Processing Oy. The Company expects this trend to continue throughout the remainder of fiscal 2006 with the addition of new clients and a continued increase in consumers' preference to use credit and debit cards as against cash, will result in increased transactional volume

            For the three months ended September 30, 2005, the Company processed 4,388,538 transactions, an increase of 627,908 or approximately 17%, over the 3,760,630 transactions that were processed in the corresponding period ended September 30, 2004.

          During the three months ended September 30, 2005 the Company derived revenues of $173,632 from development and consulting services supplied to clients. The Company did not receive such fees during the comparable period ended September 30, 2004. The Company expects to receive further revenue from consulting and development fees throughout the remainder of fiscal 2006.

            The Company expects revenue levels to increase throughout the next twelve months as it continues to introduce its service offerings, such as EMV transaction processing and its Internet Payment Gateway. In addition, the Company believes that it will derive further revenue from the sale of Point Of Sale terminals through its relationships with Hypercom and Global Refunds. There can be no guarantee that the Company's products will be accepted in the marketplace or that its sales efforts will be successful. Please see "Factors That May Affect Operating Results."

            A significant percentage of the Company's revenue for the three months ended September 30, 2005 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 50% of the Company's total revenues were attributable to its ten largest customers. The Company derived additional revenue from clients outside of Finland during the three months ended September 30, 2005; this revenue accounted for approximately 29% of total revenue for the period. The Company did not obtain revenue outside of Finland during the three months ended September 30, 2004. The future loss of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that this customer concentration will continue for the remainder of fiscal 2006. The Company believes that this customer concentration will be diluted in the second half of fiscal 2006 as it continues to pursue operations outside of Finland.

         The majority of Company's revenues for the three months ended September 30, 2005 have been generated by its operations outside of the United States, and its future growth rate is, in part, dependent on continued growth in international markets. The Company expects this trend to continue through the remainder of fiscal year 2006.

(b)      COST OF REVENUE.

         Cost of revenue was $413,811 for the three months ended September 30, 2005, compared to $169,915 for the three months ended September 30, 2004, an increase of $243,896 or approximately 144%. The increase in cost of revenue is due in part to continued investment in the Company's technical infrastructure and hiring of additional staff.

            Cost of revenue can be expected to increase in the coming twelve months if the Company continues its current trend of increasing sales. The Company also intends to expand its service offering and its business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c)      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

         Selling, general and administrative expenses were $1,109,199 for the three months ended September 30, 2005 compared to $1,173,181 for the three months ended September 30, 2004, a decrease of $63,982 or approximately 5%. During the three months ended September 30, 2005, the primary components of selling, general, and administrative expenses were: consulting fees of $648,875, of which $586,148 were non-cash costs; payroll and related costs of $258,310; depreciation and amortization of $146,526; travel and entertainment costs of $114,768; facility fees, such as rent, telephone, and utilities, of $89,201; legal and accounting fees of approximately $63,682; and professional services of $33,779. The Company also credited to selling, general, and administration expenses the amount of $263,349 representing the original issuance cost of shares issued to consultants in prior periods, which have been returned to the Company and cancelled.

         The level of future selling, general and administrative expenses will largely depend on the pace of the Company's growth in the market for payment processing products and upon the cost of outside services and professional fees, including legal fees relating to litigation. The Company fully expects these costs to increase as it continues its expected rollout of product offerings. In addition, selling expenses will continue to increase due to increased focus on obtaining new customers. The Company intends to focus additional resources in the areas of sales personnel salaries, trade show participation, and other promotional expenses. In addition, the Company may pursue further acquisitions in order to facilitate its growth and exploit market opportunities, which would further drive up legal and accounting fees, payroll, and travel costs.

(d)      INTEREST EXPENSE.

         The Company had net interest expense of $18,771 during the three months ended September 30, 2005 compared to net interest expense of $1,052 for the three months ended September 30, 2004, an increase of $17,719 or approximately 1,684%. Higher interest expense was due primarily to amortization of the discount on notes payable in the amount of $12,240.

         Currently, the Company is utilizing equity financing partly in order to avoid the interest charges associated with debt financing. Accordingly, the Company does not expect interest expense to materially increase in the coming twelve months. There can be no guarantee that this will be the case; however, as the market price for the Company's common stock could change, forcing it to pursue alternative methods of financing the Company's cash needs. In addition, the Company could receive an offer of attractive debt financing or could undertake additional financing with regard to an acquisition, in which cases interest expense would significantly increase.

(e)      NET LOSS.

         For the reasons stated above, the Company recorded a net loss of $937,030 for the three months ended September 30, 2005 compared to $978,196 for the three months ended September 30, 2004, a decrease of $41,166 or approximately 4%. The decrease is primarily due to the increase in revenue .

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

         The Company will attempt to continue to fund its operations through debt and equity financing until it achieves profitability, of which there is no guarantee. The Company expects these concerns regarding its perceived viability to continue throughout the fiscal year 2006.

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

(e)      MARKET ACCEPTANCE.

         The Company's success is dependent on the market acceptance of its products. Despite the increasing demand for security devices, the Company's products represent an advanced approach to the industry, and market acceptance of the Company's products will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness. Even if the advantages of the Company's products are established, the Company is unable to predict how quickly, if at all, the products will be accepted by the marketplace.

(f)      PROTECTION OF PROPRIETARY RIGHTS.

         The Company's success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop services that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's proprietary information without authorization. In addition, certain of the Company's know-how and proprietary technology may not be patentable.

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

(h)      ECONOMIC SLOWDOWN.

         The world economy in general, and the United States economy in particular have experienced a prolonged downturn for electronic payment products which the Company believes has adversely affected demand for its products and has made it increasingly difficult to accurately forecast future revenues. While it is seeing indications that the economic outlook is no longer deteriorating, the Company cannot predict the extent, timing or duration of any improvement in the economies where it sells its products. Further, the Company expects that its revenue during fiscal 2006 will be significantly affected by the timing and success of the introduction of new products and services during the fiscal year.

(i)      KEY PERSONNEL.

         The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company's senior management, including the Company's chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the Company's business and prospects.

         The Company intends to recruit in fiscal year 2006 employees who are skilled in e-commerce, payment, funds management, payment reconciliation, Internet and other technologies. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(j)      LIMITATIONS ON LIABILITY AND INDEMNIFICATION.

         The Company's articles of incorporation and bylaws include provisions to the effect that we may indemnify any director, officer, or employee, as well as limit the liability of such persons. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of our directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(k)      LITIGATION.

         As stated under Legal Proceedings, the Company's subject to a lawsuit and a regulatory investigation. It is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on the Company's business, and could negatively impact its revenues, operating margins, and net income.

OPERATING ACTIVITIES.

         The net cash used in operating activities was $800,198 for the three months ended September 30, 2005 compared to $304,837 for the three months ended September 30, 2004, an increase of $495,361 or approximately 163%. Cash used in operating activities during the three months ended September 30, 2005 is attributable primarily to the net loss of $937,030, partially offset by non-cash charges of $323,069 (net) of non-cash compensation ($586,148 of compensation for services initiated during the period less $263,349 for stock returned to the Company and cancelled, issued in prior periods) and $146,526 of depreciation and amortization. Cash from operating activities was also decreased by $126,140 due to an increase in accounts receivable and by $78,945 due to a decrease in other current assts.

INVESTING ACTIVITIES.

         Net cash used in investing activities decreased by $71,628, or approximately 71%, to $28,867 during the three months ended September 30, 2005 as compared to $100,495 for the three months ended September 30, 2004. This change was primarily due to decreased investing by the Company in software and capitalized software costs.

LIQUIDITY AND CAPITAL RESOURCES.

         As of September 30, 2005, the Company had total current assets of $2,122,001 and total current liabilities of $6,387,633, resulting in a working capital deficit of $4,265,632. The Company had cash and cash equivalents of $1,713,987 at September 30, 2005. As of September 30, 2005, the Company had an accumulated deficit of $45,050,971. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The independent auditors report on our June 30, 2005 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

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

         The Company has been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $1,884,948 during the three months ended September 30, 2005 compared to $516,449 for the three months ended September 30, 2004, an increase of $1,368,499 or approximately 265%. During the three months ended September 30, 2005, the Company received $1,000,000 in cash from the sale of common stock, and $912,500 from the exercise of stock options.

CERTAIN INDEBTEDNESS.

         The Company's president, Paul Egan, who is also a shareholder, has advanced funds to the Company for its operations. These amounts include net advances of $150,410 and accrued interest of $19,987 at September 30, 2005.

         The Company's chief financial officer, Ciaran Egan, who is also a shareholder, has advanced funds to the Company for its operations. These amounts include net advances of $8,145 and accrued interest of $1,044 at September 30, 2005.

         The Company expects to repay these amounts as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

ACCRUED SALARIES.

         Paul Egan has delayed payment of a portion of his salary in order to conserve the Company's cash. At September 30, 2005, the Company has recorded the amount of $148,253 in accrued salary due to Mr. Egan. This amount is shown as Due to Related Parties in the accompanying condensed consolidated balance sheet as of September 30, 2005.

         Ciaran Egan has delayed payment of a portion of his salary in order to conserve the Company's cash. At September 30, 2005, the Company has recorded the amount of $92,800 in accrued salary due to Mr. Egan. This amount is shown as Due to Related Parties in the accompanying condensed consolidated balance sheet as of September 30, 2005.

EXCHANGE RATES

         The Company's operations are principally in Dominican Republic under the name ePayLatina S.A., which are operated in its local currency, the Dominican Republic Peso and in Helsinki Finland under the name of Rahaxi Processing Oy., operated in its local currency, the Euro. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in Other - comprehensive income (loss). The accumulated foreign currency translation adjustment was $50,947 at September 30, 2005.

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

ITEM 3.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

         As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

CYBERNET VENTURES V. DIGITAL COURIER TECHNOLOGIES, INC. ET AL.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         The Company made the following sales of unregistered (restricted) securities during the quarter ended on September 30, 2005 (not previously reported in a Form 8-K):

         (a) On July 13, 2005, the Company issued 250,000 shares of its common stock to a consultant for investor relations services for the Company. These shares were valued at $57,500, or $0.23 per share.

         (b) On September 8, 2005, the Company issued 50,000 shares of its common stock to a consultant for services provided for the Company. These shares were valued at $11,000, or $0.22 per share.

         (c) During the three months ended September 30, 2005, the Company issued options covering a total of 6,083,331 shares of common stock under the Company's Stock Incentive Plan, the underlying shares of which are registered under Form S-8. These options were subsequently exercised.

         No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

         There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended September 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

SUBSEQUENT EVENT.

On October 17, 2005, the Company issued the following unregistered (restricted) securities of the company to Paul Egan, Ciaran Egan, and Fionn Stakelum for services rendered to the company, as follows:

         Paul Egan:                2,000,000 shares of Series B preferred stock.
                                   1,000,000 shares of Series A preferred stock

         Ciaran Egan:              1,500,000 shares of Series B preferred stock.

         Fionn Stakelum:           500,000 shares of Series B preferred stock.

The Company discovered that the Certificates of Designation for the Series A and Series B preferred stock of the Company had inadvertently not been filed before this stock was issued. Thereafter, the Certificates of Designation were filed with the Nevada Secretary of State on June 22, 2005 (see Exhibits 4.1 and 4.2). Since Nevada law requires that such Certificates be filed before this stock issued, the Company received back and cancelled all of the preferred stock that had been issued by the Company and new preferred stock certificates were then issued (as set forth above).

The Series A preferred stock was originally issued with the intention that it would be convertible into 12 shares of common stock, provided certain financial goals were met by the Company (which have not been met). However, with the one for seven reverse split of the Company's common stock, effective on November 8, 2004, this reduced the convertibility of this stock down to 1.71 to one.

The Series B preferred stock that was issued prior to November 8, 2004 (1,000,000 shares for Paul Egan, 1,000,000 shares for Ciaran Egan, and 500,000 shares for Fionn Stakelum) was originally issued with the intention that it would be convertible into 12 shares of common stock, with no restrictions.
However, with the one for seven reverse split of the Company's common stock, effective on November 8, 2004, this reduced the convertibility of these 2,500,000 shares down to 1.71 to one. The other 1,500,000 shares of Series B preferred stock issued on February 21, 2005 were not affected by the reverse split.

CORRECTION.

         In the Company's Form 10-KSB filed on November 9, 2005, it was stated that, among other things, that:

         (a) "There has been no public market for the common stock of the Company. The Company intends to have a market maker file an application on behalf of the Company with the Over the Counter Bulletin Board in order to make a market in the Company's common stock." This statement should have read: "There has been only a limited public market for the common stock of the Company. Our common stock is currently traded on the Over the Counter Bulletin Board.

         (b) "If the Company attains listing on the Over the Counter Bulletin Board..." This statement should have deleted.

ITEM 6.  EXHIBITS.

         Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FREESTAR TECHNOLOGY CORPORATION

Dated: December 5, 2005              By: /s/ Paul Egan
                                         ---------------------------------------
                                             Paul Egan
                                             Chief Executive Officer

Dated: December 5, 2005              By: /s/ Ciaran Egan
                                         ---------------------------------------
                                             Ciaran Egan Secretary/Treasurer/
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

3.1               Articles   of   Incorporation,   dated   November   17,   1999
                  (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 3, 2000).

Number                                      Description
------            --------------------------------------------------------------
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

Number                                      Description
------            --------------------------------------------------------------
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

Number                                      Description
------            --------------------------------------------------------------
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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 20, 2003).

23 Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on November 9, 2005).

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

99.2 Press release issued by the Company, dated April 24, 2003 (incorporated by reference to Exhibit 2 of the Form 8-K filed on April 24, 2003).

99.3 Press release issued by the Company, dated April 24, 2003 (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on April 25, 2003).

Number                                      Description
------            --------------------------------------------------------------
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