Form 10QSB
period 2005-12-31
FREESTAR TECHNOLOGY CORP
filed 2006-02-21
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

     As of February 16, 2006, the Company had 194,269,136 shares of common stock issued and outstanding.

      Transitional  Small  Business  Disclosure  Format (check one):
Yes     No   X .
   ---      ---

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005 .........3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004..........4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED DECEMBER 31, 2005 AND 2004...............................5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................15

ITEM 3.  CONTROLS AND PROCEDURES..............................................25

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................26

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................27

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................27

ITEM 5.  OTHER INFORMATION....................................................27

ITEM 6.  EXHIBITS.............................................................27

SIGNATURES....................................................................28

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                        FREESTAR TECHNOLOGY CORPORATION
         CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005
                                   (Unaudited)

                                     ASSETS



Current assets:
  Cash and cash equivalents                                      $    627,394
  Accounts receivable, net of allowance for doubtful
     accounts of  $32,636                                             353,008
  Employee  advances                                                   35,000
  Other current assets                                                 79,579
  Inventory                                                           119,387
                                                                 -------------

            Total current assets                                    1,214,368
                                                                 -------------

Property, plant and equipment, net of accumulated
  depreciation and amortization of $ 53,889                           102,948

Software license, net of accumulated amortization of $693,526       1,567,629
Customer relationships and contracts, net of accumulated
  amortization of $476,361                                          1,490,843
Software, net of accumulated amortization of $ 615,404              1,388,905
                                                                 -------------

            Total assets                                         $  5,764,693
                                                                 =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                          $  1,183,341
  Due to related parties for advances                                  93,284
  Accrued salaries - officers                                          33,553
  Note payable - current portion                                      631,749
                                                                 -------------

            Total current liabilities                               1,941,927
                                                                 -------------
Stockholders' Equity:
  Convertible  preferred  stock,  series A, $0.001
     par value, 1,000,000  shares authorized; 1,000,000
     shares issued and outstanding                                      1,000
  Convertible preferred stock, series B, $0.001 par value,
     4,000,000 shares  authorized, issued and outstanding               4,000
  Additional paid-in capital - preferred stock                      6,368,058
  Common stock, $0.001 par value, 500,000,000 shares
     authorized; 141,230,279 shares issued and outstanding            141,230
  Additional paid-in capital - common stock                        46,394,032
  Common stock subscriptions receivable                              (400,000)
  Common stock subscribed                                              25,000
  Deferred compensation                                            (1,798,878)
  Accumulated deficit                                             (46,820,149)
  Accumulated other comprehensive gain  (loss)                        (91,527)
                                                                 -------------

            Total stockholders' equity                              3,822,766
                                                                 -------------

            Total liabilities and stockholders' equity           $  5,764,693
                                                                 =============

The accompany notes form an integral part of these unaudited consolidated condensed financial statements.

                  FREESTAR TECHNOLOGY CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)



                                                 Three Months     Three Months      Six Months       Six Months
                                                   Ended             Ended            Ended            Ended
                                                 December 31,     December 31,     December 31,     December 31,
                                                     2005             2004             2005             2004
                                                -------------    -------------    -------------    -------------

Revenue                                         $     577,946    $     424,772    $   1,180,694    $     790,724

Cost of revenue                                       348,941          258,380          762,752          428,295
                                                -------------    -------------    -------------    -------------

Gross profit                                          229,005          166,392          417,942          362,429

Selling, general and administrative expenses        1,979,927        1,515,843        3,089,126        2,689,024
                                                -------------    -------------    -------------    -------------

Loss from operations                               (1,750,922)      (1,349,451)      (2,671,184)      (2,326,595)

Other income (expenses):
  Gain on disposal of assets                              219               --            2,223               --
  Interest income/(expense)                           (18,475)            (852)         (37,246)          (1,904)
                                                -------------    -------------    -------------    -------------

Loss before income taxes                           (1,769,178)      (1,350,303)      (2,706,207)      (2,328,499)

Income taxes                                             --               --               --               --
                                                -------------    -------------    -------------    -------------

Net Loss                                           (1,769,178)      (1,350,303)      (2,706,207)      (2,328,499)

Other - Comprehensive income (loss):
  Gain (Loss) on foreign exchange                     (40,580)          50,981           (7,518)          64,943
                                                -------------    -------------    -------------    -------------
Comprehensive loss                              $  (1,809,758)   $  (1,299,322)   $  (2,713,725)   $  (2,263,556)
                                                =============    =============    =============    =============

Loss per share - basic                          $       (0.01)   $       (0.02)   $       (0.02)   $       (0.03)
                                                =============    =============    =============    =============

Weighted average shares outstanding - basic       133,018,400       69,401,578      126,741,569       68,767,972
                                                =============    =============    =============    =============

Weighted average shares outstanding - diluted     158,650,032       75,401,578      152,460,939       74,767,972
                                                =============    =============    =============    =============


The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

                        FREESTAR TECHNOLOGY CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                Six Months     Six Months
                                                                   Ended          Ended
                                                                December 31,  December 31,
                                                                    2005          2004
                                                                -----------   ------------
Cash flows used for operating activities:
   Net loss                                                     $(2,706,207)   $(2,328,498)

   Adjustments  to  reconcile  net  loss to net  cash
      provided  by  (used  for)operating activities:
         Amortization of discount on note                            24,727             --
         Gain on disposal of fixed assets                            (2,223)            --
         Depreciation and amortization                              305,153        291,410
         Warrants issued pursuant to joint venture agreement        259,311             --
         Non-cash equity-based compensation                       1,012,068      1,273,192
   Changes in assets and liabilities:
      (Increase) decrease in assets
         Accounts receivable                                       (190,664)       (48,083)
         Inventory                                                 (119,387)            --
         Employee  advances                                         (35,000)            --
         Other assets                                               (44,970)       (62,253)

      Increase (decrease) in liabilities
         Accounts payable and accrued expenses                      (46,680)       102,723
         Payment of accrued salary to officers                     (230,000)            --
         Due to shareholders                                             --        128,553
                                                                -----------    -----------
            Total adjustments                                       932,335      1, 685,542
                                                                ----------    -----------
            Net cash used by operating activities                (1,773,872)      (642,956)
                                                                -----------    -----------

Cash flows provided by (used for) investing activities:
   Purchase of fixed assets, net                                    (34,671)       (42,373)
   Proceeds from sale of fixed assets, net                            2,223             --
   Purchase of software and capitalized software cost, net         (318,410)      (225,600)
                                                                -----------    -----------
            Net cash used by investing activities                  (350,858)      (267,973)
                                                                -----------    -----------
Cash flows provided by (used for) financing activities:
   Proceeds from sale of common stock,net                         1,000,000             --
   Advanced from related parties                                     57,178        184,500
   Payments to related parties for advances                        (144,394)            --
   Proceeds from exercise of stock options/warrants, net          1,212,493        804,000
                                                                -----------    -----------
              Net cash provided by financing activities           2,125,277        988,500
                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                    547         77,571

Foreign currently translation adjustments                            (5,831)      (254,982)

Cash and cash equivalents, beginning of period                      632,678        206,205
                                                                -----------    -----------
Cash and cash equivalents, end of period                        $   627,394    $    28,794
                                                                ===========    ===========

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.




Supplemental disclosure of cash flow information:

   Interest paid                                                $      --      $      --
                                                                ===========    ===========

   Income tax paid                                              $      --      $      --
                                                                ===========    ===========

   Effect of reverse split of common stock                      $      --      $   409,906
                                                                ===========    ===========

   Shares of common stock issued for services                   $   996,800    $   586,558
                                                                ===========    ===========

   Adjust deferred compensation for the period                  $   551,635    $      --
                                                                ===========    ===========

   Shares of common stock issued for subscriptions receivable   $   400,000    $      --
                                                                 ===========    ===========


   Cancellation of shares of common stock                       $   263,349    $   150,000
                                                                ===========    ===========

   Fair value of options issued to consultants and employees    $   828,758    $      --
                                                                ===========    ===========

   Non-cash compensation for exercise price of stock options    $     1,500    $      --
                                                                ===========    ===========

   Imputed interest on note issued for legal settlement         $    24,727    $      --
                                                                ===========    ===========

   Value of term extension of warrants and options
     to consultants                                             $   259,035    $      --
                                                                ===========    ===========


The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

                         FREESTAR TECHNOLOGY CORPORATON
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of December 31, 2005, and the results of operations and cash flows for the three months and six months ended December 31, 2005 and 2004. The results of operations for the three months and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain amounts in the prior period on the Statements of Cash Flows have been changed to conform to the current period presentation.

Nature Of Business Operations
-----------------------------

The Company (formerly Freestar Technologies) was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Dublin, Ireland; the Company also has offices in Helsinki, Finland; Stockholm, Sweden; Geneva, Switzerland; and Santo Domingo, the Dominican Republic.

The Company intends to derive revenues from its core payment processing products, which include: (1) Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Point of Sale: sales of "Point of Sale" terminals; (3) Transaction Fees: stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion: credit card services to merchants and acquiring banks (the Company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and (6) Consulting Fees: consulting services provided to financial institutions and merchants. The Company's revenue for the three months ended December 31, 2005 was primarily generated from the transaction processing and consulting fees through its Finland operations.

Going Concern
-------------

The accompanying consolidated financial statements have been prepared inconformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $1,769,178 for the three months ended December 31, 2005 and $22,102,463 for the year ended June 30, 2005, and had an accumulated deficit of $46,820,149 as of December 31, 2005.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern. Management intends to raise financing through the sale of its stock in private placements to individual investors. Management may raise funds in the public markets, though there currently are no plans to do so. Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. This will be accomplished by hiring additional personnel and focusing sales and marketing efforts on the distribution of product through key marketing channels currently being developed by the Company. The Company also intends to pursue the acquisition of certain strategic industry partners where appropriate.

Revenue Recognition
-------------------

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No.101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4)collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21, "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF No. 00-21.

For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF No. 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a "separate unit of accounting." Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF No. 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied under SAB No. 101. Processing fee revenue is earned based upon the actual  number of
transactions processed through the Company's processing system. Transaction processing fees are recognized in the period that the service is performed. These fees are typically charged on a per transaction basis, depending on the arrangement with the customer.

Stock Based Compensation
------------------------

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

                                   Three Months Ended
                                       December 31,
                                   2005           2004
                                -----------   -----------
Net loss, as reported           $(1,769,178)  $(1,350,303)

Compensation recognized under
under APB No. 25                     34,500        34,500

Compensation recognized under
SFAS No. 123                        (34,500)      (34,500)
                                -----------   -----------
Pro forma net loss              $(1,769,178)  $(1,350,303)
                                ===========   ===========
Pro forma loss per share        $     (0.01)  $     (0.02)
                                ===========   ===========


                                    Six Months Ended
                                      December 31,
                                   2005          2004
                                -----------   -----------
Net loss, as reported           $(2,706,207)  $(2,328,499)

Compensation recognized under
under APB No. 25                     34,500        34,500

Compensation recognized under
SFAS No. 123                        (34,500)      (34,500)
                                -----------   -----------
Pro forma net loss              $(2,706,207)  $(2,328,499)
                                ===========   ===========
Pro forma loss per share        $     (0.02)  $     (0.03)
                                ===========   ===========

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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the three months ended December 31, 2005, the Company placed into service and began amortizing approximately $398,536 of software. The total net book value of software in service at December 31, 2005 is approximately $551,185. During the three months ended December 31, 2005, the Company has purchased and capitalized from a third party software totaling
$318,410 for new software under development. The total net book value of software under development at December 31, 2005 is approximately $837,720. At December 31, 2005, total software capitalized at under SFAS No. 86 is $1,388,905, net of accumulated amortization of $615,404.

Software costs also include the Enhanced Transactions Secured Software ("ETSS"), which was originally contributed by the founder and president of ePayLatina, S.A., Paul Egan, who is also president of the Company. This software is essential for the use of the Company's ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three to six years. These costs have been substantially amortized as of December 31, 2005.

Inventories
-----------

Inventory is stated at the lower of cost, using the average cost method, or market.


Significant Recent Accounting Pronouncements
--------------------------------------------

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle is limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after May 2005, the date that SFAS No. 154 was issued. The Company does not expect the adoption of this Statement to have a material impact on its consolidated financial position, results of operations or cash flows.

2.  INVENTORIES

Inventory at December 31, 2005 consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories as of December 31, 2005 are as follows:


Finished goods       $119,387
                     --------
Total                $119,387
                     ========

3. NOTES PAYABLE

The Company has outstanding a one-year convertible note payable in the face amount of $650,000. The note is due May 12, 2006. The terms of the note do not include a stated interest rate, and the Company has imputed interest at the annual rate of 8% per annum for a discount of $49,428 at the inception of the note. During the three months ended December 31, 2005, the Company amortized the to interest expense the amount of $12,487; at December 31, 2005, the remaining amount of the discount is $18,251.


4. COMMON STOCK

Sales Of Securities
-------------------

During the three months ended December 31, 2005, the Company issued the following shares of common stock:

The Company issued a total of 600,000 restricted shares of common stock to two consultants and one employee for services to the Company. These shares were valued at $153,000 (average of $0.255 per share, which approximates the fair value of the shares at the time the services were rendered).

The Company issued a total of 2,050,000 shares of its common stock registered under Form S-8 to various consultants and legal counsel for current and future services valued at $574,000 (average of $0.28 per share, which approximates the fair value of the shares at the time the services were rendered).

The Company issued a total of 1,833,333 shares of common stock registered under Form S-8 pursuant to the exercise of stock options for a total of $275,000 cash, or an average of $0.15 per share. Additional options to purchase 166,666 shares of common stock at $0.15 per share for a total of $25,000 were also exercised, and the Company issued these shares in January 2006. This amount is shown as Common Stock Subscribed in the Company's condensed consolidated balance sheet at December 31, 2005.

The Company issued options to purchase 150,000 shares of common stock to an employee at an exercise price of $0.01 per share. The Company charged the intrinsic value of these options, or $34,500, to operations during the three months ended December 31, 2005. These options were exercised by the employee during the three months ended December 31, 2005, and the Company issued 150,000 shares of stock pursuant to this exercise. The exercise price of $1,500 was charged to compensation expense during the three months ended December 31, 2005.

The Company issued options covering a total of 2,000,000 shares of common stock registered under Form S-8 under the Company's Stock Incentive Plan. The Company determined the fair value of these options using the Black-Scholes valuation model, and charged the amount of $309,667 to operations during the three months ended December 31, 2005.

The Company extended the life of certain options and warrants held by a consultant to the Company. These options and warrants, each to purchase 1,428,571 shares of the Company's common stock (an aggregate of 2,857,142 shares) originally were to expire on November 19, 2005 and November 19, 2007, respectively. These expiration dates were extended to November 19, 2010 and November 19, 2011, respectively. These options and warrants were initially valued at $555,964, and this amount was charged to operations in prior periods. The Company valued these options and warrants with the extended terms utilizing the Black-Scholes valuation model, and determined that the fair value of the options and warrants with the new terms to be an aggregate of $778,990. The Company charged the additional value created by the change in terms of $223,026 to operations during the three months ended December 31, 2005.

The Company issued an aggregate of 3,099,997 shares of common stock registered under Form S-8 for stock options exercised in a prior period. A total of $365,000 cash was received during the three months ended December 31, 2005, and $100,000 was received in a prior quarter for a total of $465,000 or an average of $0.15 per share.

The Company issued 8,333,333 shares of restricted common stock for $1,000,000 cash which was received in a prior period. The sale price was $0.12 per share.

The Company issued 2,000,000 shares of restricted common stock for a total $400,000 which had not yet been received at December 31, 2005. This amount is shown as Common Stock Subscriptions Receivable on the Company's condensed consolidated balance sheet at December 31, 2005.

5. PREFERRED STOCK

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

The Series A preferred stock was originally issued with the intention that it would be convertible into 12 shares of common stock, provided certain financial goals were met by the Company (which have not been met at December 31, 2005; however, these goals may be met at some future date. This convertibility provision has no set term). The one for seven reverse split of the Company's common stock, effective on November 8, 2004, this reduced the convertibility of this stock down to 1.71 to one.

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

6. SEGMENT INFORMATION

The Company currently operates two business segments: (1) the sale of its secure transaction processing system ePayPad and related service (Paysafe), and (2) transaction processing fees generated through its wholly owned subsidiary, Rahaxi Processing Oy. Intercompany receivable and payable are subtracted from the total assets and liabilities for the segments, that are eliminated in consolidation and therefore, do not themselves impact consolidated results.

The  following  table  summarizes   segment  asset  and  operating  balances  by
reportable segment:

                                             Three months ended                 Six months ended
                                                December 31                       December 31
                                         --------------------------      --------------------------
                                            2005             2004             2005           2004
                                         ----------      ----------      ----------      ----------

Sales to external customers:

Corporate                                        --              --              --              --
PaySafe                                          --              --              --              --
Rahaxi                                      577,946         424,772       1,180,694         790,724
                                         ----------      ----------      ----------      ----------
Total sales to external customers:          577,946         424,772       1,180,694         790,724
                                         ==========      ==========      ==========      ==========

Depreciation and amortization:

Corporate                                        --              --              --              --
PaySafe                                       6,405          13,579          19,555          23,575
Rahaxi                                      152,222         134,101         285,598         267,835
                                         ----------      ----------      ----------      ----------
Total depreciation and amortization:        158,627         147,680         305,153         291,410
                                         ==========      ==========      ==========      ==========

General and administrative expense:
(not including depreciation and
amortization)

Corporate                                 1,365,587         692,526       2,122,149       1,273,192
PaySafe                                      63,174         449,532         115,939         783,326
Rahaxi                                      392,537         226,105         545,885         341,096
                                         ----------      ----------      ----------      ----------
Total general and administrative
expense                                   1,821,300       1,368,163       2,783,973       2,397,614
                                         ==========      ==========      ==========      ==========

Capital expenditures:

Corporate                                        --              --              --              --
Paysafe                                          --          21,903              --          25,771
Rahaxi                                      322,301         145,575         353,081         242,202
                                         ----------      ----------      ----------      ----------
Total capital expenditures                  322,301         167,478         353,081         267,973
                                         ==========      ==========      ==========      ==========

Operating income (loss):

Corporate                                (1,607,575)     (1,053,410)     (2,359,797)     (1,776,754)
Paysafe                                     (49,533)       (102,227)       (115,939)       (327,846)
Rahaxi                                      (93,814)       (193,814)       (195,448)       (221,995)
                                         ----------      ----------      ----------      ----------
Total operating income (loss)            (1,750,922)     (1,349,451)     (2,671,184)     (2,326,595)
                                         ==========      ==========      ==========      ==========

Segment assets:

Corporate                                   537,979              --         537,979              --
Paysafe                                      44,774          98,886          44,774          98,886
Rahaxi                                    5,181,940       4,896,066       5,181,940       4,896,066
                                         ---------       ---------       ----------      ----------
Total segment assets                      5,764,693       4,994,952       5,764,693       4,994,952
                                         ==========      ==========      ==========      ==========


7. RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2005 consist of the following:

Accrued Salaries - Officers
---------------------------

The Company's president, Paul Egan, who is also a shareholder, has delayed payment of a portion of his salary in order to conserve the Company's cash. At December 31, 2005, the Company had recorded the amount of $10,753 in accrued salary due to Mr. Egan. This amount is shown as accrued salaries - officers the accompanying Condensed consolidated Balance Sheet as of December 31, 2005.

The Company's chief financial officer, Ciaran Egan, who is also a shareholder, has delayed payment of a portion of his salary in order to conserve the Company's cash. At December 31, 2005, the Company had recorded the amount of $22,800 in accrued salary due to Mr. Egan. This amount is shown as accrued salaries - officers in the accompanying unaudited Condensed consolidated Balance Sheet as of December 31, 2005.

Advances By Related Parties
---------------------------

Paul Egan has advanced funds to the Company for its operations. These amounts include net advances of $65,551 and accrued interest of $20,972 at December 31, 2005.

Ciaran Egan has advanced funds to the Company for its operations. These amounts include net advances of $5,576 and accrued interest of $1,185 at December 31, 2005.

The Company expects to repay these amounts as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

Accrued Liability For Preferred Stock Issuance
----------------------------------------------

As part of his long-term incentive and compensation plan, the Company has granted to Paul Egan 1,000,000 shares of its Series B Convertible Preferred Stock. At September 30, 2005, the Company has recorded the amount of $2,760,000 as an accrued liability, representing the fair value of these shares. During the three months ended December 31, 2005, the Company issued these Preferred Shares and relieved the accrued liability of $2,760,000 (see Note 5).

As part of his long-term incentive and compensation plan, the Company has granted to Ciaran Egan 500,000 shares of its Series B Convertible Preferred Stock, convertible at the rate of 12 to 1 into shares of the Company's common stock. At September 30, 2005, the Company has recorded the amount of $1,380,000 as an accrued liability, representing the fair value of these shares. During the three months ended December 31, 2005, the Company issued these Preferred Shares and relieved the accrued liability of $1,380,000 (see Note 5).

8. SUBSEQUENT EVENTS

Private Placement of Common Stock
---------------------------------

On January 27, 2006, the Company signed subscription agreements with a group of offshore investors ("Investors") for the sale of an aggregate of $9.2 million in Company common stock, plus warrants (the "Financing").

The Company will issue 46 million newly issued shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of Company common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50. Pursuant to the terms of the Financing, the Company will issue all 46 million shares immediately, which will be held in escrow by Carl Hessel ("Escrow Agent"), a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. The Investors are to make the first payment of $4.6 million dollars within 7 days of the issuance of the shares and a second payment of $4.6 million dollars within four months thereafter. One-half of the shares and warrants will be released by the Escrow Agent to the Investors upon receipt of the first payment and the second half of the shares and warrants will be released by the Escrow Agent upon receipt of the second payment from the Investors. If any Investor fails to make the required payments, such Investor's portion of the shares and warrants will be returned to the Company by the Escrow Agent for cancellation. As of February 20, 2006, the Company had received approximately $4,600,000 in the form of proceeds or confirmed commitments in connection with this offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB.

Overview
--------

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

     The Company's products and services are primarily focused on facilitating electronic payments ("e-payments") and electronic commerce ("e-commerce"). These products and services are designed for use principally by financial institutions, retailers, and e-payment processors, both in domestic and international markets.

     The Company intends to derive revenues from its core payment processing products, which include: (1) Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Point of Sale: sales of "Point of Sale" terminals; (3) Transaction Fees: stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion: credit card services to merchants and acquiring banks (the Company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and (6) Consulting Fees: consulting services provided to financial institutions and merchants. The Company's revenue for the three months ended December 31, 2005 was primarily generated from the transaction and consulting fees through its Finland operations.

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

     Management believes that the Company's near term growth opportunities will be derived from the European market place and a significant portion of its resources, both financial and personnel, will be directed towards developing those opportunities. The Company also believes that, from a technological infrastructure point of view, it will centralize the hosting and development of its processing system in Europe from its operations in Helsinki, Finland.

     The Company's principal offices are in Dublin, Ireland. The Company also has offices in Helsinki, Finland; Stockholm, Sweden; Geneva, Switzerland; and Santo Domingo, the Dominican Republic. While the Company's offices in Finland, Sweden, and Switzerland will primarily focus on the European market, the Company's office in the Dominican Republic will continue to pursue opportunities in the Caribbean and Latin America. Management believes that these emerging markets could offer favorable opportunities in the longer term, although no revenues are anticipated from such markets within the next 12 months. The Company has initiated discussions with regard to establishing a market for its products in Asia, specifically China.

     Effective November 8, 2004, the Company implemented a one for seven reverse split of its common stock. The company's unaudited condensed consolidated financial statements for the three months ended December 31, 2004 reflected the effects of this reverse stock-split. The new trading symbol for the Company's common stock as of that date was "FSRT."


Results Of Operations
---------------------

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

(a) REVENUE

     The Company had revenue of $577,946 for the three months ended December 31, 2005 compared to $424,772 for the three months ended December 31, 2004, an increase of $153,174 or approximately 36%. The substantial majority of the increase was due primarily to the generation of consulting and development fees by the Company's subsidiary, Rahaxi Processing Oy. The other reason for the increase in revenue was an increase in transaction processing fees by Rahaxi due to an increased volume of transactions processed. The Company expects the trend of increased processing fees to continue throughout the remainder of fiscal 2006 with the addition of new clients and a continued increase in consumers' preference to use credit and debit cards as against cash, will result in increased transactional volume.

     For the three months ended December 31, 2005, the Company processed 4,827,103 transactions, an increase of 541,873 or approximately 13%, over the 4,285,230 transactions that were processed in the corresponding period ended December 31, 2004.

     During the three months ended December 31, 2005, the Company derived revenues of $130,668 from development and consulting services supplied to clients. The Company did not receive such fees during the comparable period ended December 31, 2004. The Company expects to receive further revenue from consulting and development fees throughout the remainder of fiscal 2006.

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

     A significant percentage of the Company's revenue for the three months ended December 31, 2005 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 56% of the Company's total revenues were attributable to its ten largest customers. The Company derived additional revenue from clients outside of Finland during the three months ended December 31, 2005; this revenue accounted for approximately 24% of total revenue for the period. The Company did not obtain revenue outside of Finland during the three months ended December 31, 2004. The future loss of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that this customer concentration will continue for the remainder of fiscal 2006, but will gradually start to be diluted beginning in the second half of fiscal 2006 as it continues to pursue operations outside of Finland.

     The majority of Company's revenues for the three months ended December 31, 2005 have been generated by its operations outside of the United States, and its future growth rate is, in part dependent on continued growth in international markets. The Company expects the majority of its revenues to continue to be generated outside of the U.S. through the remainder of fiscal year 2006. (The Company's fiscal year 2006 runs from July 1, 2005 through June 30, 2006).

(b) COST OF REVENUE

     Cost of revenue was $348,941 for the three months ended December 31, 2005, compared to $258,380 for the three months ended December 31, 2004, an increase of $90,561 or approximately 35%. The increase in cost of revenue is due in part to continued investment in the Company's technical infrastructure and hiring of additional staff.

     Cost of revenue can be expected to increase in the coming twelve months if the Company continues its current trend of increasing sales. The Company also intends to expand its service offering and its business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $1,979,927 for the three months ended December 31, 2005 compared to $1,515,843 for the three months ended December 31, 2004, an increase of $464,084 or approximately 31%. During the three months ended December 31, 2005, the primary components of selling, general, and administrative expenses were: consulting fees of $914,172, of which $685,231 were non-cash costs; payroll and related costs of $366,174;
depreciation and amortization of $158,628; legal and accounting fees of $157,652; travel and entertainment costs of $138,666; facility costs, such as rent, telephone, and utilities, of $99,692; recruiting costs of $36,339; professional services of $27,042; and investor relations costs of $26,400.

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

(d) INTEREST EXPENSE

     The Company had net interest expense of $18,475 during the three months ended December 31, 2005 compared to net interest expense of $852 for the three months ended December 31, 2004, an increase of $17,623 or approximately 2068%. Higher interest expense was due primarily to amortization of the discount on notes payable in the amount of $12,487.

     Currently, the Company is utilizing equity financing partly in order to avoid the interest charges associated with debt financing. Accordingly, the Company does not expect interest expense to materially increase in the coming twelve months. There can be no guarantee that this will be the case, however, as the market price for the Company's common stock could change, forcing it to pursue alternative methods of financing the Company's cash needs. In addition, the Company could receive an offer of attractive debt financing or could undertake additional financing with regard to an acquisition, in which cases interest expense would significantly increase.

(e) NET LOSS

     For the reasons stated above, the Company recorded a net loss of $1,769,178 for the three months ended December 31, 2005 compared to $1,350,303 for the three months ended December 31, 2004, an increase of $418,875 or approximately 31%. The increased loss is primarily due to the increase in sales, general, and administrative expenses for the period. The Company may continue to incur losses on both a quarterly and annual basis, and anticipates continued losses for at least the next 12 months. In addition, the Company expects to continue to incur significant costs of services and substantial operating expenses. Therefore, the Company will need to significantly increase revenues to achieve profitability and a positive cash flow. The Company may not be able to generate sufficient revenues to achieve profitability. The Company expects losses to continue for at least the next twelve months.

     The Company will attempt to continue to fund its operations through debt and equity financing until it achieves profitability, of which there is no guarantee. The Company expects these concerns regarding its perceived viability to continue throughout the fiscal year 2006.

SIX MONTHS  ENDED  DECEMBER 31, 2005  COMPARED TO SIX MONTHS ENDED  DECEMBER 31,
2004

(a) REVENUE

     The Company had revenue of $1,180,694 for the six months ended December 31, 2005 compared to $790,724 for the six months ended December 31, 2004, an increase of $389,970 or approximately 49%. The substantial majority of the increase was due primarily to the generation of consulting fees by the Company's subsidiary, Rahaxi Processing Oy. The other reason for the increase in revenue was an increase in transaction processing fees by Rahaxi. The Company expects this trend to continue throughout the remainder of fiscal 2006 with the addition of new clients and a continued increase in consumers' preference to use credit and debit cards as against cash, will result in increased transactional volume

     For the six months ended December 31, 2005, the Company processed 9,215,641 transactions, an increase of 1,169,781 or approximately 15% over the 8,045,860 transactions that were processed in the corresponding period ended December 31, 2004.

     During the six months ended December 31, 2005 the Company derived revenues of $304,300 from development and consulting services supplied to clients. The Company did not receive such fees during the comparable period ended December 31, 2004. The Company expects to receive further revenue from consulting and development fees throughout the remainder of fiscal 2006.

(b) COST OF REVENUE

     Cost of revenue was $762,752 for the six months ended December 31, 2005, compared to $428,295 for the six months ended December 31, 2004, an increase of $334,457 or approximately 78%. The increase in cost of revenue is due in part to continued investment in the Company's technical infrastructure and hiring of additional staff.

(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $3, 089,126 for the six months ended December 31, 2005 compared to $2,689,024 for the six months ended December 31, 2004, an increase of $400,102 or approximately 15%. During the six months ended December 31, 2005, the primary components of selling, general, and administrative expenses were: consulting fees of $1,563,047, of which $1,271,379 were non-cash costs; payroll and related costs of $624,484; depreciation and amortization of $305,154; travel and entertainment costs of $253,435; legal and accounting fees of $221,034; facility fees, such as rent, telephone, and utilities, of $188,893; and fees for professional services of $60,821; recruiting costs of $36,339; and investor relations costs of $26,400. The Company also credited to selling, general, and administration expenses the amount of $263,349 representing the original issuance cost of shares issued to consultants in prior periods, which have been returned to the Company and cancelled.

(d) INTEREST EXPENSE

     The Company had net interest expense of $37,246 during the six months ended December 31, 2005 compared to net interest expense of $1,904 for the six months ended December 31, 2004, an increase of $35,342 or approximately 1856%. Higher interest expense was due primarily to amortization of the discount on notes payable in the amount of $24,727.

(e) NET LOSS

     For the reasons stated above, the Company recorded a net loss of $2,706,207 for the six months ended December 31, 2005 compared to $2,328,499 for the six months ended December 31, 2004, an increase of $377,708 or approximately 16%. The increased loss is primarily due to the increase in sales, genereal, and Administrative expenses.

OPERATING ACTIVITIES

     The net cash used in operating activities was $1,773,872 for the six months ended December 31, 2005 compared to $642,956 for the six months ended December 31, 2004, an increase of $1,130,916 or approximately 176%. Cash used in operating activities during the six months ended December 31, 2005 is attributable primarily to the net loss of $2,669,922 partially offset by non-cash charges of $1,235,094 (net of $263,349 for stock returned to the Company and cancelled) and $305,153 of depreciation and amortization. Cash from operating activities was also decreased by $666,701 due to changes in the components of working capital.

INVESTING ACTIVITIES

     Net cash used in investing activities was $350,858, which was an increase of $82,885 or approximately 31% compared to cash used in investing activities of $267,973 for the six months ended December 31, 2004. This increase was primarily due to decreased investing by the Company in software and capitalized software costs.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2005, the Company had total current assets of $1,214,368 and total current liabilities of $1,941,927, resulting in a working capital deficit of $727,559. The Company had cash and cash equivalents of $627,394 at December 31, 2005. As of December 31, 2005, the Company had an accumulated deficit of $46,820,149. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The independent auditors report on our June 30, 2005 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

     The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional financing, and ultimately, attain profitability.

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

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in significant dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

     The Company has been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $2,125,277 during the six months ended December 31, 2005 compared to $988,500 for the six months ended December 31, 2004, an increase of $1,136,777 or approximately 115%. During the six months ended December 31, 2005, the Company received $1,000,000 in cash from the sale of common stock, and $1,212,493 from the exercise of stock options.

     On January 27, 2006, the Company signed subscription agreements with a group of offshore investors ("Investors") for the sale of an aggregate of $9.2 million in Company common stock, plus warrants (the "Financing").

     The Company will issue 46 million newly issued shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of Company common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50. Pursuant to the terms of the Financing, the Company will issue all 46 million shares immediately, which will be held in escrow by Carl Hessel ("Escrow Agent"), a director and major stockholder of the Company based in Gevena, Switzerland, along with the warrants. The Investors are to make the first payment of $4.6 million dollars within 7 days of the issuance of the shares and a second payment of $4.6 million dollars within four months thereafter. One-half of the shares and warrants will be released by the Escrow
 Agent to the Investors upon receipt of the first payment and the second half of the shares and warrants will be released by the Escrow Agent upon receipt of the second payment from the Investors. If any Investor fails to make the required payments, such Investor's portion of the shares and warrants will be returned to the Company by the Escrow Agent for cancellation.

     As of February 20, 2006, the Company had received approximately $4,600,000 in the form of proceeds or confirmed commitments in connection with this offering.

CERTAIN INDEBTEDNESS

     Paul Egan has advanced funds to the Company for its operations. These amounts include net advances of $65,551 and accrued interest of $20,972 at December 31, 2005.

     Ciaran Egan has advanced funds to the Company for its operations. These amounts include net advances of $5,576 and accrued interest of $1,185 at December 31, 2005.

     The Company expects to repay these amounts as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

ACCRUED SALARIES

     The Company's president, Paul Egan, who is also a shareholder, has delayed payment of a portion of his salary in order to conserve the Company's cash. At December 31, 2005, the Company had recorded the amount of $10,753 in accrued salary due to Mr. Egan. This amount is shown as Due to Related Parties in the accompanying Condensed consolidated Balance Sheet as of December 31, 2005.

     The Company's chief financial officer, Ciaran Egan, who is also a shareholder, has delayed payment of a portion of his salary in order to conserve the Company's cash. At December 31, 2005, the Company had recorded the amount of $22,800 in accrued salary due to Mr. Egan. This amount is shown as Due to Related Parties in the accompanying unaudited Condensed consolidated Balance Sheet as of December 31, 2005.

EXCHANGE RATES

     The Company's operations are principally in Helsinki, Finland under the name of Rahaxi Processing Oy., operated in its local currency, the Euro, and in Dominican Republic under the name ePayLatina S.A., operated in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in Other - comprehensive income (loss). The accumulated foreign currency translation adjustment was $(91,561) at December 31, 2005.

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

INFLATION

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

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

OTHER

     The Company does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

CRITICAL ACCOUNTING POLICIES

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

(a) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

(b) STOCK-BASED COMPENSATION ARRANGEMENTS

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

(c) REVENUE RECOGNITION

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

     For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21, "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF No. 00-21.

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

     Processing fee revenue is earned based upon the actual number of transactions processed through the Company's processing system. Transaction processing fees are recognized in the period that the service is performed. These fees are typically charged on a per transaction basis, depending on the arrangement with the customer.

(d) LONG-LIVED ASSETS

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

FACTORS THAT MAY AFFECT OPERATING RESULTS

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

     The Company is also subject to the following specific factors that may affect the Company's operating results:

(a) COMPETITION

     The market for electronic payment systems and electronic POS systems is intensely competitive and we expect competition to continue to increase. The
Company's competitors for POS systems include VeriFone and Ingenico, amongst others, and companies such as Global Payments, First Data and Euroconnex for the Company's electronic payment software. In Finland the company faces competition from companies such as Point, which is the largest terminal vendor in the Finnish market, as well as companies such as Screenway and Altdata, which are Point of Sale software vendors. In addition, the companies with whom we have strategic relationships could develop products or services that compete with the Company's products or services. In addition, some competitors in the Company's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the market for electronic payment solutions. To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability.

(b) TECHNOLOGICAL AND MARKET CHANGES

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

(c) NEW VERSIONS OF COMPANY'S PRODUCTS MAY CONTAIN ERRORS OR DEFECTS

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

(d) NO ASSURANCE OF SUCCESSFUL AND TIMELY PRODUCT DEVELOPMENT

     The Company's products and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products. There can be no assurance that the Company's product development efforts will be successfully completed. The Company's proposed development schedule may be affected by a variety of factors, many of which will not be within the control of the Company, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding. In light of the foregoing factors, there can be no assurance that the Company will be able to complete or successfully commercialize new products. The inability of the Company to successfully complete the development of new products or to do so in a timely manner, could force the Company to scale back operations, or cease operations entirely.

(e) MARKET ACCEPTANCE

     The Company's success is dependent on the market acceptance of its products. Market acceptance of the Company's products will be dependent, among other things, upon quality, ease of use, speed, reliability, and cost effectiveness. Even if the advantages of the Company's products are established, the Company is unable to predict how quickly, if at all, the products will be accepted by the marketplace.

(f) PROTECTION OF PROPRIETARY RIGHTS

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

     The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future. There can be no assurance that these third party licenses will be available or will continue to be available to the Companion acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company's business, financial condition or operating results.

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

(g) DEPENDENCE ON SUPPLIERS

     The Company depends upon a number of suppliers for components of its products. There is an inherent risk that certain components of the Company's products will be unavailable for prompt delivery or, in some cases, discontinued. The Company only has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the Company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Company is unable to obtain components in a timely manner, at an acceptable cost, or at all, the Company may need to select new suppliers or redesign or reconstruct processes used to build its products. In such an instance, the Company would not be able to manufacture any security devices for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

(i) KEY PERSONNEL

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

(j) LIMITATIONS ON LIABILITY AND INDEMNIFICATION

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

(k) LITIGATION

     As stated under Legal Proceedings, the Company is subject to a lawsuit and a regulatory investigation. It is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on the Company's business, and could negatively impact its revenues, operating margins, and net income.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES

     There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Other than as set forth below, there have been no material changes to the legal proceeding or investigations reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-QSB filed with the SEC on December 6, 2005 (the "Prior 10-Q"). Other than as set forth below or in the Prior 10-Q, the Company is not a party to any material pending legal proceeding and, to the best of its knowledge, no such action against the Company has been threatened.

CYBERNET VENTURES V. DIGITAL COURIER TECHNOLOGIES, INC. ET AL.

     On April 18, 2002, Cybernet Ventures, Inc. ("Cybernet") filed a complaint in Los Angeles County Superior Court alleging that between April 1999 and December 2001, Digital Courier Technologies, Inc. ("DCTI") engaged in wrongful conduct with respect to its performance of certain credit card processing agreements with DCTI. Cybernet's complaint asserts legal causes of action against DCTI for fraud, intentional misrepresentation, negligent misrepresentation, conversion, unjust enrichment, and interference with economic relations.

     Unbeknownst to the Company, on June 11, 2003 Cybernet filed its First Amended Complaint adding the Company as a "Doe" defendant, without adding any specific claims for relief. In March 2005, again unbeknownst to the Company, Cybernet secured a $2,200,000 default judgment against the Company.

     On July 25, 2005, after consideration of the papers filed by the parties, and the arguments of counsel, the Court reversed its early judgment and vacated the $2,200,000 default judgment that had been entered against the Company. On July 26, 2005, the Company moved the Court to dismiss the entire amended complaint against the Company.

     On September 12, 2005, Cybernet filed a Second Amended Complaint against the Company seeking $2,200,000 in damages, alleging that the Company had engaged in a "defacto" merger with DCTI and therefore should be subject to DCTI's financial obligations. On December 29, 2005, the Company filed a motion for summary judgment against Cybernet. The Court has not yet ruled on that motion.


     Management believes that the Company will prevail on the merits and the Company intends to defend itself vigorously. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit or that the Company's motion for summary judgment will be successful. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Any such unfavorable rulings, such as an award for money damages to Cybernet, could result in a material adverse impact on the Company's financial condition, results of operations, and liquidity.

     From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The  Company  made  the  following  sales  of   unregistered   (restricted)
securities during the quarter ended on December 31, 2005 (not previously reported in a Form 8-K):

          (a) On October 13, 2005, the Company issued 6,650,000 shares of its common stock to an investor for $798,000 cash, or $0.12 per share. Payment for these shares had been received by the Company in a prior period.

          (b) On November 18, 2005, the Company issued 1,683,333 shares of its common stock to an investor for $202,000 cash, or $0.12 per share. Payment for these shares had been received by the Company in a prior period.

          (c) On November 18, 2005, the Company issued 300,000 shares of its common stock valued at $81,000 or $0.27 per share to a consultant for services to be provided over a twelve month period.

          (d) On November 30, 2005, the Company issued 150,000 shares of its common stock valued at $30,000 or $0.20 per share to an employee as a service bonus.

          (e) On December 2, 2005, the Company issued 150,000 shares of its common stock valued at $42,000 or $0.28 per share to a consultant for services provided.

          (f) On December 21, 2005, the Company issued an aggregate of 2,000,000 shares of its common stock valued at $400,000 or $0.20 per share to 3 investors. Payment for these shares had not been received at December 31, 2005.

     No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

     There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended December 31, 2005.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

SUBSEQUENT EVENT

Private Placement of Common Stock
---------------------------------

On January 27, 2006, the Company signed subscription agreements with a group of offshore investors ("Investors") for the sale of an aggregate of $9.2 million in Company common stock, plus warrants (the "Financing").

The Company will issue 46 million newly issued shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of Company common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50. Pursuant to the terms of the Financing, the Company will issue all 46 million shares immediately, which will be held in escrow by Carl Hessel ("Escrow Agent"), a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. The Investors are to make the first payment of $4.6 million dollars within 7 days of the issuance of the shares and a second payment of $4.6 million dollars within four months thereafter. One-half of the shares and warrants will be released by the Escrow Agent to the Investors upon receipt of the first payment and the second half of the shares and warrants will be released by the Escrow Agent upon receipt of the second payment from the Investors. If any Investor fails to make the required payments, such Investor's portion of the shares and warrants will be returned to the Company by the Escrow Agent for cancellation. As of February 20, 2006, the Company had received approximately $4,600,000 in the form of proceeds or confirmed commitments in connection with this offering.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FREESTAR TECHNOLOGY CORPORATION

Dated: February 21, 2006              By: /s/ Paul Egan
                                         ---------------------------------------
                                             Paul Egan
                                             Chief Executive Officer

Dated: February 21, 2006              By: /s/ Ciaran Egan
                                         ---------------------------------------
                                             Ciaran Egan Secretary/Treasurer/
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

3.6               Bylaws,  dated November 17, 1999 (incorporated by reference to
                  Exhibit 3.2 of the Form 10-SB filed on January 3, 2000)

4.1 Certificate of Powers, Designations, Preferences and Rights of Series A Preferred Stock of the Company, dated August 10, 2001 (incorporated by reference to Exhibit 4 of the Form 8-K filed on August 14, 2001).

4.2 Certificate of Designation (Series A), dated June 9, 2005 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on October 20, 2005).

4.3 Certificate of Designation (Series B), dated June 9, 2005 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on October 20, 2005).

31.1 Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).

32 Section 1350 Certification of Paul Egan and Ciaran Egan (filed herewith).