Form 10QSB
period 2006-03-31
FREESTAR TECHNOLOGY CORP
filed 2006-05-22
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
                   Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days:  Yes  X    No
                                        ---      ---

     Indicate by check mark  whether the Company is a shell  company (as defined
in Rule 12b-2 of the Exchange Act): Yes       No  X
                                        ---      ---

     As of May 19, 2006, the Company had 210,658,732 shares of common stock issued and outstanding.

      Transitional  Small  Business  Disclosure  Format (check one):
Yes     No   X
   ---      ---

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                              PAGE



ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006 ........... 3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005 .......... 4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED MARCH 31, 2006 AND 2005 ................................ 5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ................ 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ...........................................14

ITEM 3.  CONTROLS AND PROCEDURES .............................................25


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................27


ITEM 5.  OTHER INFORMATION....................................................27


ITEM 6.  EXHIBITS.............................................................27


SIGNATURES....................................................................28

PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS.

                         FREESTAR TECHNOLOGY CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31,
                                   (UNAUDITED)

       ASSETS

                                                                 2006
                                                             ------------

Current assets:
 Cash and cash equivalents                                   $  4,300,035
 Accounts receivable, net of allowance for
   doubtful accounts of $33,723                                   363,033
 Employee loan                                                     35,000
 Other current assets                                              68,978
 Inventory (see note 2)                                           121,750
                                                             ------------

        Total current assets                                    4,888,796
                                                             ------------

Property, plant and equipment, net of accumulated
   depreciation and amortization of $66,244                       116,481


Software license, net of accumulated
   amortization of $749,181                                     1,511,974
Customer relationships and contracts, net of
   accumulated amortization of $529,290                         1,437,914
Software, net of accumulated amortization of $672,035           1,509,046
                                                             ------------

        Total assets                                         $  9,464,211
                                                             ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses                            791,352
 Note payable - current portion, net of
   discount of $5,789 (see note 3)                                644,211
 Due to related parties for advances                               47,487
                                                             ------------

        Total current liabilities                               1,483,050

Stockholders' Equity:
 Convertible preferred stock, series A,
   $0.001 par value, 1,000,000 shares  authorized;
   1,000,000 shares issued and outstanding                          1,000
 Convertible preferred stock, series B,
   $0.001 par value, 4,000,000 shares  authorized,
   issued and outstanding                                           4,000
 Additional paid-in capital - preferred stock                   6,368,058
 Common stock, $0.001 par value, 500,000,000
   shares authorized; 218,671,491 shares issued
   and outstanding (see note 4)                                   218,671
 Additional paid-in capital - common stock                     53,246,204
 Common stock subscriptions receivable                         (1,000,000)
 Common stock subscribed                                          927,043
 Common stock cancellation receivable                             (46,000)
 Common stock issued in advance                                    (4,600)
 Deferred compensation                                         (2,599,012)
 Accumulated deficit                                          (49,036,845)
 Accumulated other comprehensive gain  (loss)                     (97,358)
                                                             ------------

        Total stockholders' equity                              7,981,160
                                                             ------------

         Total liabilities and stockholders' equity          $  9,464,211
                                                             ============

The accompanying notes form an integral part of these consolidated condensed financial statements.

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months    Three Months    Nine Months     Nine Months
                                                              Ended           Ended          Ended           Ended
                                                            March 31,       March 31,       March 31,       March 31,
                                                              2006            2005            2006            2005
                                                          ------------    ------------    ------------    ------------
Revenue                                                   $    494,296    $    412,778    $  1,674,990    $  1,203,502
Cost of revenue                                                268,435         359,071       1,031,187         787,366
                                                          ------------    ------------    ------------    ------------
Gross profit                                                   225,861          53,707         643,803         416,136
Selling, general and administrative expenses                 2,431,821       6,808,362       5,520,947       9,497,385
                                                          ------------    ------------    ------------    ------------
Loss from operations                                        (2,205,960)     (6,754,655)     (4,877,144)     (9,081,249)

Other income (expenses):
    Gain on legal settlement                                         -         350,000               -         350,000
    Gain on disposal of assets                                       -          (1,371)          2,223          (1,371)
    Interest income/(expense)                                  (10,736)         (7,474)        (47,982)         (9,378)
                                                          ------------    ------------    ------------    ------------
Loss before income taxes                                    (2,216,696)     (6,413,501)     (4,922,903)     (8,741,999)
Income taxes                                                         -               -               -               -
                                                          ------------    ------------    ------------    ------------
Net Loss                                                    (2,216,696)     (6,413,501)     (4,922,903)     (8,741,999)

Other - Comprehensive income (loss):
   Gain (Loss) on foreign exchange                              (5,831)        (41,112)        (13,349)         23,831
                                                          ------------    ------------    ------------    ------------
Comprehensive loss                                        $ (2,222,527)   $ (6,454,613)   $ (4,936,252)   $ (8,718,168)
                                                          ============    ============    ============    ============

Loss per share - basic                                    $      (0.01)   $      (0.08)   $      (0.03)   $      (0.13)
                                                          ============    ============    ============    ============

Weighted average shares outstanding - basic                179,804,800      81,807,128     144,171,217      69,408,410
                                                          ============    ============    ============    ============

Weighted average shares outstanding - diluted              204,311,787     105,807,128     168,678,204      93,408,410
                                                          ============    ============    ============    ============


The accompanying notes form an integral part of these condensed consolidated financial statements.

                          FREESTAR TECHNOLOGY CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Nine Months   Nine Months
                                                               Ended         Ended
                                                             March 31,     March 31,
                                                               2006           2005
                                                            -----------    -----------
Cash flows used for operating activities:
     Net loss                                               $(4,922,903)   $(8,741,999)

 Adjustments  to  reconcile  net loss to net  cash
   provided  by  (used  in) operating activities:
    Gain on legal settlement                                       --         (350,000)
    Amortization of discount on note                             37,189           --
    (Gain) loss on disposal of fixed assets                      (2,223)         1,371
    Depreciation and amortization                               464,195        470,453
    Warrants issued pursuant to joint
      venture agreement                                         259,305           --
    Non-cash compensation                                     2,397,997      7,582,642
 Changes in assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                                        (193,678)       (28,347)
    Inventory                                                  (121,750)          --
    Employee loan                                               (35,000)          --
    Other assets                                                (32,782)      (102,411)

 Increase (decrease) in liabilities
    Accounts payable and accrued expenses                      (453,140)      (341,344)
    Due to shareholders                                            --          196,053
    Payment of accrued salary to officers                      (263,553)          --
                                                            -----------    -----------
       Total adjustments                                      2,056,560      7,428,417
                                                            -----------    -----------

       Net cash used in operating activities                 (2,866,343)    (1,313,582)
                                                            -----------    -----------

Cash flows provided by (used in) investing activities:
    Purchase of fixed assets                                    (56,281)       (50,258)
    Cash from sale of fixed assets                                2,223          4,054
    Purchase of software and capitalized software cost         (457,455)      (326,438)
                                                            -----------    -----------
       Net cash used in investing activities                   (511,513)      (372,642)
                                                            -----------    -----------

Cash flows provided by (used in) financing activities:
    Proceeds from issuance of demand loans                         --          900,000
    Proceeds from sale of common stock                        5,770,000           --
    Advanced from related parties                                57,178           --
    Payments to related parties for advances                   (189,954)          --
    Proceeds from exercise of stock options/warrants          1,437,492        804,000
    Advances (repayments) from related party, net                  --          192,086
                                                            -----------    -----------
       Net cash provided by financing activities              7,074,716      1,896,086
                                                            -----------    -----------


Net increase  in cash and cash equivalents                    3,696,860        209,862

Foreign currencly translation adjustments                       (29,503)      (209,161)

Cash and cash equivalents, beginning of period                  632,678        206,205
                                                            -----------    -----------
Cash and cash equivalents, end of period                    $ 4,300,035    $   206,906
                                                            ===========    ===========

Supplemental disclosure of cash flow information:

     Interest paid                                          $      --      $      --
                                                            ===========    ===========

     Income tax paid                                        $      --      $      --
                                                            ===========    ===========

     Effect of reverse split of common stock                $      --      $   410,112
                                                            ===========    ===========

     Shares of common stock issued for services             $   996,800    $   586,558
                                                            ===========    ===========




     Expensing of deferred services                         $      --      $ 1,296,084
                                                            ===========    ===========

     Issuance of 20 million shares of
       common stock to officers                             $      --      $ 4,600,000
                                                            ===========    ===========

     Issuance of options to officers                        $      --      $ 1,100,000
                                                            ===========    ===========


     Gain on legal settlement                               $      --      $   350,000
                                                            ===========    ===========

     Adjust deferred compensation for the period            $   528,762    $      --
                                                            ===========    ===========

     Shares of common stock issued for
       subscriptions receivable                             $   400,000    $      --
                                                            ===========    ===========

     Cancellation of shares of common stock                 $   378,574    $      --
                                                            ===========    ===========

     Cancellation of shares of common stock                 $   263,349    $   500,000
                                                            ===========    ===========

     Fair value of options issued to
       consultants and employees                            $   828,758    $      --
                                                            ===========    ===========

     Write-off of stock options receivable                  $     1,500    $      --
                                                            ===========    ===========

     Imputed interest on note issued for
       legal settlement                                     $    24,727    $      --
                                                            ===========    ===========

     Value of term extension of warrants and
       options to consultants                               $   259,305    $      --
                                                            ===========    ===========

     Issuance of 4,600,000 shares of stock in advance       $     4,600    $      --
                                                            ===========    ===========

     Issuance of 2,238,857 hares of common stock to
        consultants for services                            $ 1,330,556    $      --
                                                            ===========    ===========

     Issuance of 1,100,000 shares of restricted stock to
        consultants for services                            $   473,000    $      --
                                                            ===========    ===========

     Issuance of 500,000 shares of restricted stock to
        employees for services                              $   382,500    $      --
                                                            ===========    ===========

     Issuance of 46,000,000 shares of common stock in a
        financing transaction, to be cancelled              $    46,000    $      --
                                                            ===========    ===========


The accompanying notes form an integral part of these condensed consolidated financial statements.

                         FREESTAR TECHNOLOGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2005. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of operations and cash flows for the three months and nine months ended March 31, 2006 and 2005. The results of operations for the three months and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain amounts in the prior period on the Statements of Cash Flows have been changed to conform to the current period presentation.

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

The Company intends to derive revenues from its core payment processing products, which include: (1) Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Point of Sale: sales of "Point of Sale" terminals; (3) Transaction Fees: stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion: credit card services to merchants and acquiring banks (the Company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and (6) Consulting Fees: consulting services provided to financial institutions and merchants. The Company's revenue for the three months ended March 31, 2006 was primarily generated from the transaction processing and consulting fees through its Finland operations.

Going Concern
-------------

The accompanying condensed consolidated financial statements have been prepared inconformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $2,216,696 for the three months ended March 31, 2006 and $22,102,463 for the year ended June 30, 2005, and had an accumulated deficit of $49,036,845 as of March 31, 2006.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern. Management's belief is based on the Company's operating plan, which in turn is based on assumptions that may prove to be incorrect. Management intends to raise financing through the sale of its stock in private placements to individual investors. Management may raise funds in the public markets, or through the issuance of debt, though there currently are no plans to do so. Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. This will be accomplished by hiring additional personnel and focusing sales and marketing efforts on the distribution of product through key marketing channels currently being developed by the Company. The Company also intends to pursue the acquisition of certain strategic industry partners where appropriate.


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

Stock Based Compensation
------------------------

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123 (R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values. SFAS 123 (R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25") for the periods beginning fiscal 2006.


The Company adopted SFAS 123 (R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006. Freestar's Consolidated Financial Statements as of and for three months March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for the prior periods have not been restated to reflect, and do not include the impact of SFAS 123 (R). Stock based compensation expense recognized under SFAS 123 (R) for the three months ended March 31, 2006 was $0. Pro forma stock based compensation was $1,100,019 for the three months ended March 31, 2005.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.

A summary of option activity under the Plan as of March 31, 2006, and changes during the period then ended are presented below:


                                                                Weighted-
                                                                 Average
                                                                 Exercise
                                                Options           Price
                                               ----------      -----------

 Outstanding at December 31, 2005                 500,000      $     0.15
    Issued                                             --              --
    Exercised                                    (500,000)           0.15
    Forfeited or expired                               --              --
                                               ----------      ----------
 Outstanding at March 31, 2006                         --      $       --
                                               ==========      ==========

    Non-vested at March 31, 2006                       --      $       --
                                               ==========      ==========

    Exercisable at March 31, 2006                      --      $       --
                                               ==========      ==========

There are no employee options outstanding as of March 31, 2006.

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2006 was $0 and $0, respectively. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.47 as of March 31, 2006, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $1,400,000 and $160,000 for the three months periods ended March 31, 2006 and 2005, respectively. As of March 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $0.

The total fair value of options vested was $0 and $0 for the three-month periods ended March 31, 2006 and 2005, respectively.

The modified transition method of SFAS 123 (R) requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123 (R) regarding net loss an net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123 (R). For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts are as follows:

                                                                Three Months Ended   Nine Months Ended
                                                                  March 31, 2005       March 31, 2005
                                                                  --------------      --------------
Net loss - as reported                                            $ (6,413,501)       $ (8,741,999)
Add:  Stock-based employee compensation expense
   included in reported loss                                         1,100,000           1,100,000
Deduct: Total stock-based employee compensation expense
   determined under fair-value based method for all awards          (1,100,019)         (1,100,019)
                                                                  --------------      --------------
Net loss - pro forma                                              $ (6,413,520)       $ (8,742,018)
                                                                  ==============      ==============

Basic & diluted loss per share - as reported                      $      (0.08)       $      (0.13)
Basic & diluted loss per share - pro forma                        $      (0.08)       $      (0.13)


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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the three months ended March 31, 2006, the Company placed into service and began amortizing approximately $10,226 of software. The total net book value of software in service at March 31, 2006 is approximately $522,021. During the three months ended March 31, 2006, the Company has purchased and capitalized from a third party software totaling $120,145 for new software under development. The total net book value of software under development at March 31, 2006 is approximately $986,814. At March 31, 2006, total software capitalized at under SFAS No. 86 is $1,509,050, net of accumulated amortization of $672,035.

Software costs also include the Enhanced Transactions Secured Software ("ETSS"), which was originally contributed by the founder and president of ePayLatina, S.A., Paul Egan, who is also president of the Company. This software is essential for the use of the Company's ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three to six years. These costs have been substantially amortized as of March 31, 2006.

Inventories
-----------

Inventory is stated at the lower of cost, using the average cost method, or market.

2. INVENTORIES

Inventory at March 31, 2006 consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories as of March 31, 2006 are as follows:


Finished goods       $121,750
                     --------
Total                $121,750
                     ========

3. NOTES PAYABLE

The Company has outstanding a one-year convertible note payable in the face amount of $650,000. The note is due May 12, 2006. The terms of the note do not include a stated interest rate, and the Company has imputed interest at the annual rate of 8% per annum for a discount of $49,428 at the inception of the note. During the three months ended March 31, 2006, the Company amortized to interest expense the amount of $12,487; at March 31, 2006, the remaining amount of the discount is $5,789. The note payable was converted to 1,183,283 shares of common stock in May, 2006 (see Note 7).


4. COMMON STOCK

Private Placement of Common Stock
---------------------------------

         On January 27, 2006, the Company signed subscription agreements with a group of offshore investors for the sale of an aggregate of $9.2 million in Company common stock, plus warrants (the "January Financing"). Due to the failure of the investment group to timely fund in full the first payment required for the purchase of shares and warrants, the Company terminated the January Financing; all shares and warrants issued thereunder were returned by the escrow holder to the Company for cancellation, and any funds received pursuant to the January Financing were returned by the escrow holder to the investors.

            In March 2006, a group of European investors (collectively, the "Investors"), lead by Olympia Holding AS, informed the Company that they were willing to invest on the same terms and conditions that were negotiated for the now-terminated January Financing, and the Company agreed to this financing transaction with the Investors (the "March Financing").

            Pursuant to the March Financing, the Company will issue 46 million newly issued shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of Company common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares which will be held in escrow by Carl Hessel ("Escrow Holder"), a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the New Financing, the first payment of $4.6 million is due immediately, with a second payment of $4.6 million due within three months thereafter. As of March 31, 2006, the Company had received cash in the amount $3,552,150 pursuant to the March Financing, and had issued 17,850,000 shares of common stock and warrants to purchase an additional 19,402,174 shares (see Note 5).

            The warrants to be issued pursuant to the March Financing are as follows:

         Exercise Price             Number of shares of Company Common Stock
         per share                  underlying Warrants

         $1.50                      14 million shares
         $2.50                      11 million shares
         $4.50                       7 million shares
         $5.50                       7 million shares
         $6.50                       7 million shares
         $8.50                       4 million shares

            All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

            C20 Investments assisted as a placement agent for the now-terminated January Financing and for the March Financing. In connection with the March Financing, the Company has agreed to allow C20 to keep the 4,600,000 shares of Company common stock, plus warrants to purchase 13,000,000 million shares, that were originally issued as compensation for its services with respect to the January Financing. The warrants to be issued to C20 have a two-year exercise period and the following strike prices: warrants to purchase 12,000,000 shares at $1.00 and warrants to purchase 1,000,000 shares at $1.50. No additional securities or consideration will be issued to C20 in connection with the March Financing.

Sales Of Securities
-------------------

During the three months ended March 31, 2006, the Company issued the following shares of common stock:

The Company issued a total of 2,238,857 shares of common stock registered under Form S-8 to various consultants and legal counsel for current and future services valued at $1,330,557 (an average of $0.59 per share, which approximates the fair value of the shares at the time the services were rendered).

The Company issued a total of 1,100,000 shares of restricted common stock to various consultants for current and future services valued at $473,000 (an average of $0.43 per share, which approximates the fair value of the shares at the time the services were rendered).

The Company issued a total of 500,000 shares of restricted common stock to two employees for services valued at $382,500 (an average of $0.77 per share, which approximates the fair value of the shares at the time the services were rendered).

The Company issued a total of 500,000 shares of common stock registered under Form S-8 for $75,000 pursuant to the exercise of options by an employee.

The Company issued a total of 1,652,355 shares of restricted common stock to a consultant for $147,957 cash pursuant to the exercise of options and warrants.

The Company issued a total of 3,000,000 shares of restricted common stock for $900,000 cash.

The Company issued a total of 17,850,000 shares of restricted common stock and warrants to purchase 19,702,174 shares of restricted common stock at a weighted-average exercise price of $3.96 per share for an aggregate of $3,570,000 cash.

The Company issued a total of 46,000,000 shares of restricted common stock pursuant to a financing which was cancelled. The Company expected to have these shares returned for cancellation.

The Company issued a total of 4,600,000 shares of restricted common stock to a consultant for services regarding the sale of shares for cash. The Company also issued to this consultant warrants to purchase 12,000,000 shares of restricted common stock at a price of $1.00 per share, and warrants to purchase 1,000,000 shares of restricted common stock at a price of $1.50 per share.

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

The  following  table  summarizes   segment  asset  and  operating  balances  by
reportable segment:

                                                  Three months ended            Nine months ended
                                                       March 31                     March 31
                                                ------------------------    ------------------------
                                                   2006          2005          2006          2005
                                                ----------    ----------    ----------    ----------
Sales to external customers:
Corporate                                             --            --            --            --
PaySafe                                               --            --            --            --
Rahaxi                                             494,296       412,778     1,674,990     1,203,502
                                                ----------    ----------    ----------    ----------
Total sales to external customers:                 494,296       412,778     1,674,990     1,203,502
                                                ==========    ==========    ==========    ==========

Depreciation and amortization:
Corporate                                             --            --            --            --
PaySafe                                              9,875        16,865        29,430        40,440
Rahaxi                                             149,167       144,381       437,765       430,013
                                                ----------    ----------    ----------    ----------
Total depreciation and amortization:               159,042       161,246       464,195       470,453
                                                ==========    ==========    ==========    ==========


General and administrative expense:
(not including depreciation and amortization)
Corporate                                        1,904,772     6,309,450     4,026,921     8,731,320
PaySafe                                             51,587       148,930       167,526        61,787
Rahaxi                                             316,420       188,736       862,305       251,622
                                                ----------    ----------    ----------    ----------
Total general and administrative expense         2,272,779     6,647,116     5,056,752     9,044,729
                                                ==========    ==========    ==========    ==========

Capital expenditures:
Corporate                                             --            --            --            --
Paysafe                                               --          10,142          --          35,913
Rahaxi                                             160,655        99,953       513,736       340,783
                                                ----------    ----------    ----------    ----------
Total capital expenditures                         160,655       110,095       513,736       376,696
                                                ==========    ==========    ==========    ==========

Operating loss:
Corporate                                       (1,904,772)   (6,448,484)   (4,026,921)   (8,353,256)
Paysafe                                            (61,462)      (62,558)     (196,956)     (231,047)
Rahaxi                                            (239,726)     (243,613)     (653,267)     (483,339)
                                                ----------    ----------    ----------    ----------
Total operating loss                            (2,205,960)   (6,754,655)   (4,877,144)   (9,081,249)
                                                ==========    ==========    ==========    ==========

Segment assets:
Corporate                                        4,011,339       158,242     4,011,339       158,242
Paysafe                                             37,774        88,348        37,774        88,348
Rahaxi                                           5,401,407     4,831,373     5,401,407     4,831,373
                                                ----------    ----------    ----------    ----------
Total segment assets                             9,450,520     5,077,963     9,450,520     5,077,963
                                                ==========    ==========    ==========    ==========



6. RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2006 consist of the following:

Accrued Salaries - Officers
---------------------------

     The Company's president, Paul Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. During the three months ended March 31, 2006, the Company paid the amount past due to Mr. Egan in the amount of $10,753 and at March 31, 2006, there is no accrued salary due to Paul Egan.

     The Company's chief financial officer, Ciaran Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. During the three months ended March 31, 2006, the Company paid the amount past due to Mr. Egan in the amount of $22,800 and at March 31, 2006, there is no accrued salary due to Ciaran Egan.

Advances By Related Parties
---------------------------

     Paul Egan has advanced funds to the Company for its operations. These amounts include net advances of $35,666 and accrued interest of $11,369 at March 31, 2006.

     Ciaran Egan has advanced funds to the Company for its operations. These amounts include net advances of $389 and accrued interest of $63 at March 31, 2006.

     The Company expects to repay these amounts as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

7. SUBSEQUENT EVENTS


         In April 2006, the Company received $1,047,830 (net of bank charges of $30,000) pursuant to the March Financing (See note 4), and issued an additional 5,150,000 shares of common stock and two-year warrants to purchase an additional 3,597,826 shares at prices ranging from $1.50 to $8.50.

         In April 2006, the Company signed subscription agreements with a group of offshore investors led by Swedish Credit and Finance .AB for the sale of an aggregate of 25 million shares of Company common stock for $10,000,000 (an average price per share of $0.40), plus warrants (the "April Financing").

            The Company will issue 25 million newly issued shares of restricted common stock under Regulation S at an average price of $0.40 per share, plus warrants to purchase 25 million shares of Company common stock with strike prices ranging from $1.50 to $3.00.

Conversion Of Note Payable
--------------------------

         In May 2006, the Company converted a note payable in the amount of $650,000 to 1,183,283 shares of common stock.

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

     The Company intends to derive revenues from its core payment processing products, which include: (1) Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Point of Sale: sales of "Point of Sale" terminals; (3) Transaction Fees: stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion: credit card services to merchants and acquiring banks (the Company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and (6) Consulting Fees: consulting services provided to financial institutions and merchants. The Company's revenue for the three months ended March 31, 2006 was primarily generated from the transaction and consulting fees through its Finland operations.

     BASE24 software from ACI Worldwide and Hewlett-Packard ("HP") NonStop servers, provides the Company with a fast, powerful authorization system. BASE24 software offers high data integrity for mission-critical environments. ACI and HP have a strong and long-standing relationship in e-payment implementations worldwide.

     This hardware and software system will enable the Company to meet the latest Visa and MasterCard standards and to pave the way for EMV Europay/MasterCard/Visa ("EMV") compliance. The Company will also be capable of supporting the latest Visa 3D secure payment technology. EMV is an agreed-upon protocol for the introduction of smart cards. Chip-based bank and payment cards provide a substantial increase in the security of consumer payment transactions. EMV is also gaining momentum in Asia and America, and may help bring about complete global interoperability of bankcards for consumers. All payment processors will have to be able to accept payments mediated by smart cards in order to remain competitive, and meeting EMV compliance has major implications for all aspects of the payment handling processes. Management believes that with the Company's investment in the NonStop systems running the newest ACI software, it can meet its projected increasing capacity needs and ensure future volume growth.

     Management believes that the Company's near term growth opportunities will be derived from the European marketplace and a significant portion of its resources, both financial and personnel, will be directed towards developing those opportunities. The Company also believes that, from a technological infrastructure point of view, it will centralize the hosting and development of its processing system in Europe from its operations in Helsinki, Finland.

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

     Effective November 8, 2004, the Company implemented a one for seven reverse split of its common stock. The new trading symbol for the Company's common stock as of that date was "FSRT". The Company's unaudited condensed consolidated financial statements included in this report reflect the effects of this reverse stock-split.

Results Of Operations
---------------------

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

(a) REVENUE

     The Company had revenue of $494,296 for the three months ended March 31, 2006 compared to $412,778 for the three months ended March 31, 2005, an increase of $81,518 or approximately 20%. The substantial majority of the increase was due primarily to the generation of consulting and development fees by the Company's subsidiary, Rahaxi Processing Oy. The other reason for the increase in revenue was an increase in transaction processing fees by Rahaxi due to an increased volume of transactions processed. The Company expects the trend of increased processing fees and transactional volume to continue throughout the remainder of fiscal 2006 with the addition of new clients and a continued increase in consumers' preference to use credit and debit cards instead of cash.

     For the three months ended March 31, 2006, the Company processed 4,071,907 transactions, an increase of 621,868 or approximately 18%, over the 3,450,039 transactions that were processed in the corresponding period ended March 31, 2005. For the three months ended March 31, 2006, revenue from processing fees increased by $4,218, or one percent, compared to the three months ended March 31, 2005. Transaction processing revenue grew slower than transaction processing volume due to lower fees charged per transaction as a result of price discounting implemented in order to penetrate certain markets.

     During the three months ended March 31, 2006, the Company derived revenues of $77,300 from development and consulting services supplied to clients. The Company did not receive such fees during the comparable period ended March 31, 2005. The Company expects to receive further revenue from consulting and development fees throughout the remainder of fiscal 2006.

     The Company expects revenue levels to increase throughout the next twelve months as it continues to penetrate its target markets, and as the Company introduces new service offerings, such as EMV transaction processing and its Internet Payment Gateway. In addition, the Company believes that it will derive further revenue from the sale of Point Of Sale terminals through its relationships with Hypercom and Global Refunds. There can be no guarantee that the Company's products will be accepted in the marketplace or that its sales efforts will be successful. Please see "Factors That May Affect Operating Results."

     A significant percentage of the Company's revenue for the three months ended March 31, 2006 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 49% of the Company's total revenues were attributable to its ten largest customers. The Company derived additional revenue from clients outside of Finland during the three months ended March 31, 2006; this revenue accounted for approximately 15% of total revenue for the period. The Company did not obtain revenue outside of Finland during the three months ended March 31, 2005. The future loss of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that this customer concentration will continue for the remainder of fiscal 2006, but will gradually start to be diluted beginning in the second half of fiscal 2006 as it continues to pursue operations outside of Finland.

     The majority of Company's revenues for the three months ended March 31, 2006 have been generated by its operations outside of the United States, and its future growth rate is, in part dependent on continued growth in international markets. The Company expects the majority of its revenues to continue to be generated outside of the U.S. through the remainder of fiscal year 2006. (The Company's fiscal year 2006 runs from July 1, 2005 through June 30, 2006).

(b) COST OF REVENUE

     Cost of revenue was $268,435 for the three months ended March 31, 2006, compared to $359,071 for the three months ended March 31, 2005, a decrease of $90,636 or approximately 25%. The decrease in cost of revenue is due in part to a reduction in the amount of materials and services that were purchased by the Company.

     Cost of revenue can be expected to increase in the coming twelve months if the Company continues its current trend of increasing sales. The Company also intends to expand its service offering and its business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $2,431,821 for the three months ended March 31, 2006 compared to $6,808,362 for the three months ended March 31, 2005, a decrease of $4,376,541 or approximately 64%. During the three months ended March 31, 2006, the primary components of selling, general, and administrative expenses were: consulting fees of $1,460,362, of which $1,385,916 were non-cash costs; payroll and related costs of $228,272; depreciation and amortization of $159,041; facility costs, such as rent, telephone, and utilities, of $147,648; travel and entertainment costs of $141,957; professional services of $53,941; and investor relations costs of $29,620. The Company also charged to Selling, General, and Administrative expenses the amount of $259,305, which was the cost of revaluing previously outstanding warrants and options, which were issued pursuant to an agreement to jointly develop certain of the Company's products.

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

(d) INTEREST EXPENSE

     The Company had net interest expense of $10,736 during the three months ended March 31, 2006 compared to net interest expense of $7,474 for the three months ended March 31, 2005, an increase of $3,262 or approximately 44%. Higher interest expense was due primarily to interest on notes payable in the amount of $12,487, partially offset by interest earned by the Company on higher cash balances during the period.

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

(e) NET LOSS

     For the reasons stated above, the Company recorded a net loss of $2,216,696 for the three months ended March 31, 2006 compared to $6,413,501 for the three months ended March 31, 2005, a decrease of $4,196,805 or approximately 65. The decreased loss is primarily due to the increase in sales and decrease in general, and administrative expenses for the period. The Company may continue to incur losses on both a quarterly and annual basis, and anticipates continued losses for at least the next 12 months. In addition, the Company expects to continue to incur significant costs of services and substantial operating expenses. Therefore, the Company will need to significantly increase revenues to achieve profitability and a positive cash flow. The Company may not be able to generate sufficient revenues to achieve profitability.

     The Company will attempt to continue to fund its operations through debt and equity financing until it achieves profitability, of which there is no guarantee. The Company expects these concerns regarding its perceived viability to continue throughout the fiscal year 2006.

NINE MONTHS  ENDED  MARCH 31, 2006  COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

(a) REVENUE

     The Company had revenue of $1,674,990 for the nine months ended March 31, 2006 compared to $1,203,502 for the nine months ended March 31, 2005, an increase of $471,488 or approximately 39%. The substantial majority of the increase was due primarily to the generation of consulting fees by the Company's subsidiary, Rahaxi Processing Oy. The other reason for the increase in revenue was an increase in transaction processing fees by Rahaxi. The Company expects this trend of increasing transactional volume to continue throughout the remainder of fiscal 2006 with the addition of new clients and a continued increase in consumers' preference to use credit and debit cards instead of cash.

     For the nine months ended March 31, 2006, the Company processed 13,287,548 transactions, an increase of 1,791,649 or approximately 15% over the 11,495,899 transactions that were processed in the corresponding period ended March 31, 2005. For the nine months ended March 31, 2006, revenue from processing fees Increased by $89,888, or 7.4% percent, compared to the nine months ended March 31, 2005. Transaction processing revenue grew slower than transaction processing volume due to lower fees charged per transaction as a result of price discounting implemented in order to penetrate certain markets.



     During the nine months ended March 31, 2006 the Company derived revenues of $381,600 from development and consulting services supplied to clients. The Company did not receive such fees during the comparable period ended March 31, 2005. The Company expects to receive further revenue from consulting and development fees throughout the remainder of fiscal 2006.

(b) COST OF REVENUE

     Cost of revenue was $1,031,187 for the nine months ended March 31, 2006, compared to $787,366 for the nine months ended March 31, 2005, an increase of $243,821 or approximately 31%. The increase in cost of revenue is due in part to continued investment in the Company's technical infrastructure and hiring of additional staff, as well as increased sales volume.

(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $5,520,947 for the nine months ended March 31, 2006 compared to $9,497,385 for the nine months ended March 31, 2005, a decrease of $3,976,438 or approximately 42%. During the nine months ended March 31, 2006, the primary components of selling, general, and administrative expenses were: consulting fees of $2,472,443, of which $2,397,997 were non-cash costs; payroll and related costs of $852,756; depreciation and amortization of $464,295; travel and entertainment costs of $395,392; facility fees, such as rent, telephone, and utilities, of $336,541; legal and accounting fees of $223,603; fees for professional services of $114,762; investor relations costs of $56,020; and recruiting costs of $36,341. The Company also credited to selling, general, and administration expenses the amount of $263,349 representing the original issuance cost of shares issued to consultants in prior periods, which have been returned to the Company and cancelled. The Company also charged to Selling, General, and Administrative expenses the amount of $259,305, which was the cost of revaluing previously outstanding warrants and options, which were issued pursuant to an agreement to jointly develop certain of the Company's products.

(d) INTEREST EXPENSE

     The Company had net interest expense of $47,982 during the nine months ended March 31, 2006 compared to net interest expense of $9,378 for the nine months ended March 31, 2005, an increase of $38,604 or approximately 412%. Higher interest expense was due primarily to interest on notes payable in the amount of $37,189.

(e) NET LOSS

     For the reasons stated above, the Company recorded a net loss of $4,922,903 for the nine months ended March 31, 2006 compared to $8,741,999 for the nine months ended March 31, 2005, a decrease of $3,819,096 or approximately 44%. The decreased loss is primarily due to the decrease in non-cash compensation costs included in sales, general, and administrative expenses.

OPERATING ACTIVITIES

     The net cash used in operating activities was $2,866,259 for the nine months ended March 31, 2006 compared to $1,313,582 for the nine months ended March 31, 2005, an increase of $1,552,677 or approximately 118%. Cash used in operating activities during the nine months ended March 31, 2006 is attributable primarily to the net loss of $4,936,510 partially offset by non-cash charges of $2,694,491 (net of $263,349 for stock returned to the Company and cancelled) and $464,195 of depreciation and amortization. Cash from operating activities was also decreased by $1,086,212 due to changes in the components of working capital.

INVESTING ACTIVITIES

     Net cash used in investing activities was $511,513, which was an increase of $138,871 or approximately 37% compared to cash used in investing activities of $372,642 for the nine months ended March 31, 2005. This increase was primarily due to decreased investing by the Company in software and capitalized software costs.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2006, the Company had total current assets of $4,888,796 and total current liabilities of $1,483,050, resulting in working capital of $3,405,746. The Company had cash and cash equivalents of $4,300,035 at March 31, 2006. As of March 31, 2006, the Company had an accumulated deficit of $49,036,845. The Company's historical losses and accumulated deficit has raised substantial doubt as to the Company's ability to continue as a going concern. The independent auditors report on our June 30, 2005 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

     On January 27, 2006, the Company signed subscription agreements with a group of offshore investors for the sale of an aggregate of $9.2 million in Company common stock, plus warrants (the "January Financing"). Due to the failure of the investment group to timely fund in full the first payment required for the purchase of shares and warrants, the Company terminated the January Financing; all shares and warrants issued thereunder were returned by the escrow holder to the Company for cancellation, and any funds received pursuant to the January Financing were returned by the escrow holder to the investors.

     In March 2006, a group of European investors (collectively, the "Investors"), lead by Olympia Holding AS, informed the Company that they were willing to invest on the same terms and conditions that were negotiated for the now-terminated January Financing, and the Company agreed to this financing transaction with the Investors (the "March Financing").

     Pursuant to the March Financing, the Company will issue 46 million newly issued shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of Company common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares which will be held in escrow by Carl Hessel ("Escrow Holder"), a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within three months thereafter. As of March 31, 2006, the Company had received cash in the amount $3,552,150 pursuant to the March Financing, and had issued 17,850,000 shares of common stock and warrants to purchase an additional 19,402,174 shares.

     The warrants to be issued pursuant to the March Financing are as follows:

         Exercise Price             Number of shares of Company Common Stock
         per share                  underlying Warrants

         $1.50                      14 million shares
         $2.50                      11 million shares
         $4.50                       7 million shares
         $5.50                       7 million shares
         $6.50                       7 million shares
         $8.50                       4 million shares

            All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

     C20  Investments  assisted  as a  placement  agent  for the  now-terminated
January Financing and for the March Financing. In connection with the March Financing, the Company has agreed to allow C20 to keep the 4,600,000 shares of Company common stock, plus warrants to purchase 13,000,000 million shares, that were originally issued as compensation for its services with respect to the January Financing. The warrants to be issued to C20 have a two-year exercise period and the following strike prices: warrants to purchase 12,000,000 shares at $1.00 and warrants to purchase 1,000,000 shares at $1.50. No additional securities or consideration will be issued to C20 in connection with the March Financing.

         In April 2006, the Company received $1,047,830 (net of bank charges of $30,000) pursuant to the March Financing (See note 4), and issued an additional 5,150,000 shares of common stock and two-year warrants to purchase an additional 3,597,826 shares at prices ranging from $1.50 to $8.50.


         In April 2006, the Company signed subscription agreements with a group of offshore investors led by Swedish Credit and Finance .AB for the sale of an aggregate of 25 million shares of Company common stock for $10,000,000(an average price per share of $0.40), plus warrants (the "April Financing").

            The Company will issue 25 million newly issued shares of restricted common stock under Regulation S at an average price of $0.40 per share, plus warrants to purchase 25 million shares of Company common stock with strike prices ranging from $1.50 to $3.00.

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

     The Company has been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $7,074,716 during the nine months ended March 31, 2006 compared to $1,896,086 for the nine months ended March 31, 2005, an increase of $5,178,630 or approximately 273%. During the nine months ended March 31, 2006, the Company received $5,770,000 in cash from the sale of common stock, and $1,437,492 from the exercise of stock options.

CERTAIN INDEBTEDNESS

     Paul Egan has advanced funds to the Company for its operations. These amounts include net advances of $35,666 and accrued interest of $11,369 at March 31, 2006.

     Ciaran Egan has advanced funds to the Company for its operations. These amounts include net advances of $389 and accrued interest of $63 at March 31, 2006.

     The Company expects to repay these amounts as soon as sufficient cash flow from operations is generated. Interest on the unpaid balances is accrued at the rate of 7% per annum.

ACCRUED SALARIES

     The Company's president, Paul Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. During the three months ended March 31, 2006, the Company paid the amount past due to Mr. Egan in the amount of $10,753 and at March 31, 2006, there is no accrued salary due to Paul Egan.

     The Company's chief financial officer, Ciaran Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. During the three months ended March 31, 2006, the Company paid the amount past due to Mr. Egan in the amount of $22,800 and at March 31, 2006, there is no accrued salary due to Ciaran Egan.

EXCHANGE RATES

     The Company's operations are principally in Helsinki, Finland under the name of Rahaxi Processing Oy., operated in its local currency, the Euro, and in Dominican Republic under the name ePayLatina S.A., operated in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in Other - comprehensive income (loss). The accumulated foreign currency translation adjustment was $(97,442) at March 31, 2006.

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


     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Company intends to invest in marketing and development of its client base, and may also pursue strategic partnerships. If the Company is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

     The Company is also subject to the following specific factors that may affect the Company's operating results:

(a) COMPETITION

     The market for electronic payment systems and electronic POS systems is intensely competitive and we expect competition to continue to increase. The
Company's competitors for POS systems include VeriFone and Ingenico, amongst others, and companies such as Global Payments, First Data and Euroconnex for the Company's electronic payment software. In Finland, the Company faces competition from companies such as Point, which is the largest terminal vendor in the Finnish market, as well as companies such as Screenway and Altdata, which are Point of Sale software vendors. In addition, the companies with whom we have strategic relationships could develop products or services that compete with the Company's products or services. In addition, some competitors in the Company's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the market for electronic payment solutions. To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability.

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

(c) NEW VERSIONS OF COMPANY'S PRODUCTS MAY CONTAIN ERRORS OR DEFECTS

     The Company's electronic payment software products and point of sale devices are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of the Company's products. The Company has in the past discovered software errors in its new releases and new products after their introduction. The Company has experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. The Company may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, which could materially adversely affect the Company's business, cash flow, financial condition and results of operations.


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

(h) KEY PERSONNEL

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

(i) LIMITATIONS ON LIABILITY AND INDEMNIFICATION

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

(j) LITIGATION

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




PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS



      During the quarter ended March 31, 2006, there were no material changes to the legal proceeding or investigations reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-QSB filed with the SEC on February 21, 2006 (the "Prior 10-Q"). From time to time, we may become involved in various Lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any such matters that may arise from time to time may harm our business. Other than as set forth in the Prior 10-Q, the Company is not a party to any material pending legal proceeding and, to the best of its knowledge, no such action against the Company has been threatened.




ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The  Company  made  the  following  sales  of   unregistered   (restricted)
securities during the quarter ended on March 31, 2006 (not previously reported in a Form 8-K):

         On January 2, 2006, the Company issued 4,600,000 shares of its common stock to a consultant for services provided in connection with an equity financing. The Company charged the par value of these shares of $4,600 to additional paid-in capital.

         On January 20, 2006, the Company issued 250,000 shares of its common stock valued at $145,000 to an employee for services provided.

         On January 27, 2006, the Company issued 250,000 shares of its common stock valued at $237,500 to an employee for services provided.

         On February 27, 2006, the Company sold 3,000,000 shares of its common stock for $900,000 cash to an individual investor in a private placement.

         On March 6, 2006, the Company issued an aggregate of 1,652,355 shares of its common stock pursuant to the exercise of options and warrants for the total amount of $147,957 cash.

         On March 30, 2006, the Company issued 1,100,000 shares of its common stock valued at $473,000 to a consultant for services to be provided through January 10, 2007.

         On March 29 and 30, 2006, the Company issued 17,850,000 shares of its common stock for $3,570,000 cash.

     No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933 or Regulation S of the Securities Act. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

     There have been no purchases of common stock of the Company by the Company or any affiliated purchaser during the three months ended March 31, 2006.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.



ITEM 5.  OTHER INFORMATION.

SUBSEQUENT EVENT



         In April 2006, the Company received $1,047,830 (net of bank charges of $30,000) pursuant to the March Financing (See note 4), and issued an additional 5,150,000 shares of common stock and two-year warrants to purchase an additional 3,597,826 shares at prices ranging from $1.50 to $8.50.

         In April 2006, the Company signed subscription agreements with a group of offshore investors led by Swedish Credit and Finance .AB for the sale of an aggregate of 25 million shares of Company common stock for $10,000,000(an average price per share of $0.40), plus warrants (the "April Financing").

            The Company will issue 25 million newly issued shares of restricted common stock under Regulation S at an average price of $0.40 per share, plus warrants to purchase 25 million shares of Company common stock with strike prices ranging from $1.50 to $3.00.




ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FREESTAR TECHNOLOGY CORPORATION

Dated: May 22, 2006                   By: /s/ Paul Egan
                                         ---------------------------------------
                                             Paul Egan
                                             Chief Executive Officer

Dated: May 22, 2006                   By: /s/ Ciaran Egan
                                         ---------------------------------------
                                             Ciaran Egan Secretary/Treasurer/
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