Form 10KSB/A
period 2005-06-30
FREESTAR TECHNOLOGY CORP
filed 2006-07-21
CIK 1102301

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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [ ].


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

     Transitional Small Business Disclosure Format (check one): Yes       No X .
                                                                   ----     ----

                        AMENDMENT NO. 1 EXPLANATORY NOTE
                        --------------------------------

     We are filing Amendment No. 1 (this "Amendment") to the Freestar Technology Corporation Annual Report on Form 10-KSB for the year ended June 30, 2005, in response to comments issued by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission"). The Commission issued their comments to the Company on July 6, 2006 in connection with its review of the Company's Annual Report on SEC Form 10-KSB and Quarterly Reports on SEC Form 10-QSB.

     Based on these comments and discussions with the Commission, and after consultation with the Company's independent registered public accounting firm, the Company is filing this Amendment to present the cost of amortizing capitalized computer software as a cost of revenue in our consolidated statements of losses. Such costs were previously classified as selling, general and administrative expenses. In this regard, the Company has also expanded the comparison of the year ended June 30, 2005 to the year ended July 30, 2004 in the Management's Discussion and Analysis and Plan of Operation.

     This change in presentation has no impact on previously reported net loss, loss per share, revenue, cash, total assets, cash flow or deficiency in stockholders' equity. For the convenience of the reader, this Form 10-KSB/A sets forth the entire Form 2005 10-KSB. There are no other significant changes to the original Form 10-KSB other than those outlined above. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update disclosures therein in any way other than as required to reflect the Amendment set forth below. Among other things, forward looking statements made in the original Form 10-KSB (other than the restatement), and such forward looking statements should be read in their historical context. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its audited consolidated condensed financial statements and related notes included elsewhere in this Form 10-KSB/A, which have been prepared in accordance with accounting principles generally accepted in the United States.



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

(b)      Cost of Revenue.


         Cost of revenue was $1,695,069 for the year ended June 30, 2005 compared to $1,584,852 for the year ended June 30, 2004, an increase of $110,217 or approximately 7%. Cost of revenue increased in the current year compared to the prior year because of the increased levels of support needed for extra business that was generated during the year. Approximately $404,163 of the cost of revenue is attributed to the amortization of capitalized software; this cost will not increase directly with an increase in sales, but will only increase as the Company adds to or improves its operating software.


         Cost of revenue can be expected to increase in the coming year if the Company continues its current trend of increasing sales. The Company also intends to expand its service offering, and its business mix will necessarily change; for this reason, gross margin as a percent of sales may not remain constant. The fixed portion of cost of revenue attributable to the amortization of software costs will become smaller as a percentage of sales if sales continue to increase, thus increasing the Company's operating margin.

(c)      Selling, General and Administrative Expenses.

         Selling, general and administrative expenses ("SG&A") were $21,299,941 for the year ended June 30, 2005 as compared to $6,774,623 for the year ended

June 30, 2004, an increase of $14,525,318 or approximately 214%. During the year ended June 30, 2005, the Company completed the long-term incentive compensation package for its senior executives consisting of 20,000,000 shares of restricted common stock valued at $4,600,000; 1,500,000 shares of Series B Preferred stock valued at $4,140,000; and options to purchase 5,000,000 shares of common stock at price of $0.01 per share, valued at $1,100,000, and options to purchase 500,000 shares of common stock at a price of $0.15 per share, valued at $125,000. The Company also forgave the conversion cost of $50,000 related to 5,000,000 of these options. The Company also issued options and warrants valued at $647,150 to a corporation pursuant to an agreement to undertake joint product development. The Company also charged to operations the amount of $2,434,628 representing the cost of 2,629,802 shares of stock which have been issued and which the Company intends to recover, and consulting fees in the amount of $5,832,348. Other primary components of SG&A were: depreciation and amortization of approximately $241,345 as the Company continued to add to its infrastructure; payroll expenses of approximately $776,955; legal and accounting fees of approximately $318,259, primarily due to ongoing litigation; travel and entertainment costs of approximately $394,538 due to the focus on its Finland subsidiary and the Finnish market; facilities expense (rent, telephone, utilities, and building maintenance) of approximately $290,022; a credit to merchant services of approximately $80,600 as the Company received a refund of a prior period payment; and other professional services of $59,229.



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

Liquidity and Capital Resources.
--------------------------------


         The independent auditors report on our June 30, 2005 financial statements included in this Form 10-KSB/A states that our difficulty in generating sufficient cash flow to meet its obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern



         As of June 30, 2005, the Company had total current assets of $837,633 and total current liabilities of $6,555,125, resulting in a working capital deficit of $5,717,492. The Company had cash and cash equivalents of $632,678 at June 30, 2005. As of June 30, 2005, the Company had an accumulated deficit of $44,113,942. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

Forward Looking Statements.
---------------------------


         This Form 10-KSB/A contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB/A, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of capital resources, need and ability to obtain additional financing, the features and benefits of our services, our operating losses and negative cash flow, and our critical accounting policies.



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

                                         FreeStar Technology Corporation



Dated: July 21, 2006                     By: /s/ Paul Egan
                                             -------------
                                             Paul Egan
                                             President/Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


    Signature                            Title                         Date
------------------  ------------------------------------------- ----------------

/s/ Paul Egan       President/Chief Executive Officer/Director  July 21, 2006
--------------
Paul Egan


/s/ Ciaran Egan     Secretary/Treasurer/Chief Financial Officer July 21, 2006
---------------     (principal financial officer)/Director
Ciaran Egan


/s/ Fionn Stakelum  Director                                    July 21, 2006
------------------
Fionn Stakelum


/s/ Carl M. Hessel  Director                                    July 21, 2006
------------------
Carl M. Hessel

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
                                                                ---------------

                                                                   $ 5,367,744
                                                                ===============

       The accompanying notes form an integral part of these consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENT OF LOSSES
                            YEARS ENDED JUNE 30,




                                                                    2005            2004

                                                               --------------  --------------

Revenue                                                          $ 1,602,819     $ 1,333,826

Cost of revenue                                                    1,695,069       1,584,852
                                                               --------------  --------------

Gross profit (loss)                                                  (92,250)       (251,026)

Selling, general and administrative expenses                      21,299,941       6,774,623
                                                               --------------  --------------

Loss from operations                                             (21,392,191)     (7,025,649)

Other income (expenses):
   Legal settlement cost                                          (1,032,289)             --
   Gain on legal settlement                                          350,000         825,459
   Loss on investment                                                     --        (100,000)
   Interest income, net                                              (26,774)        (35,083)
   Loss on disposal of assets                                         (1,209)             --
                                                               --------------  --------------

Loss before income taxes                                         (22,102,463)     (6,335,273)

Income taxes                                                              --              --
                                                               --------------  --------------

Net Loss                                                         (22,102,463)     (6,335,273)

Other - Comprehensive income (loss):  Loss on
foreign exchange                                                     (74,594)          9,237

                                                               --------------  --------------

Comprehensive loss                                             $ (22,177,057)   $ (6,326,036)
                                                               ==============  ==============

Loss per share - basic                                               $ (0.28)        $ (0.12)
                                                               ==============  ==============

Weighted average shares outstanding - basic                       79,929,410      52,253,344
                                                               ==============  ==============

Weighted average shares outstanding - diluted                     86,214,956      59,408,197
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
                                                                ===============  ==============

      The accompanying notes form an integral part of these consolidated financial statements





Supplemental disclosure of cash flow information:

     Interest paid                                               $          --    $     23,795
                                                                ===============  ==============

     Income tax paid                                             $          --    $         --
                                                                ===============  ==============

     Effect of reverse split of common stock                     $     410,112    $         --
                                                                ===============  ==============

     Shares, warrants, and options  issued for services          $   2,586,108    $  5,095,775
                                                                ===============  ==============

     Expensing of deferred services                              $   1,680,073    $         --
                                                                ===============  ==============

     Shares issued as employee compensation                      $          --    $    262,000
                                                                ===============  ==============

     Shares issued to acquire TransAxis, Inc.                    $          --    $    752,000
                                                                ===============  ==============

     Shares issued to satisfy debt of
       TransAxis, Inc.                                           $          --    $    679,028
                                                                ===============  ==============

     Shares issued in connection with Unipay,
       Inc. acquisition                                          $          --    $  1,000,000
                                                                ===============  ==============

     Shares issued in error                                      $          --    $    153,600
                                                                ===============  ==============


     Cancellation of note payable to related party
       and cancellation of 1,000,000 shares to
       third party in relation to legal settlement               $          --    $    825,459
                                                                ===============  ==============


     Cancellation of shares of common stock                      $     150,000    $         --
                                                                ===============  ==============

     Issuance of 20 million shares of common stock
       for to officers                                           $   4,600,000    $         --
                                                                ===============  ==============

     Intrinsic value of options issued to officers               $   1,225,000    $         --
                                                                ===============  ==============

     Fair value of options issued to consultants
       and employees                                             $     913,012    $         --
                                                                ===============  ==============

     Gain on legal settlement                                    $     350,000    $         --
                                                                ===============  ==============

     Conversion of debt to common stock                          $     900,000    $         --
                                                                ===============  ==============

     Shares of common stock cancelled                            $     150,000    $         --
                                                                ===============  ==============

     Write-off of stock options receivable                       $     698,693    $         --
                                                                ===============  ==============

     Issuance of warrants for legal settlement                   $     431,717    $         --
                                                                ===============  ==============

     Issuance of warrants for consulting
       expense                                                   $     647,150    $         --
                                                                ===============  ==============

     Issuance of convertible note for legal settlement           $     650,000    $         --
                                                                ===============  ==============

     Imputed interest on note issued for legal settlement        $      49,428    $         --
                                                                ===============  ==============
     Accrual of value of Series B preferred stock to be
       issued to officers                                        $   4,140,000    $         --
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

Concentrations of Credit Risk.
------------------------------


Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. Concentrations of credit risk with respect to trade receivables are limited to the large number of customers comprising the Company's customer base. The Company's customers are concentrated primarily in Europe and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $49,354 at June 30, 2005. The Company's two largest customers accounted for approximately 15% and 10% of its sales for the year ended June 30, 2005, and 13% and 7% of its sales for the year ended June 30, 2004.


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

Warrants.
---------


The following table summarizes the changes in warrants outstanding and the related prices of the Company's common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute.(amounts have been adjusted to reflect the reverse stock split and other adjustments):



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