Form 10QSB/A
period 2005-09-30
FREESTAR TECHNOLOGY CORP
filed 2006-07-21
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

AMENDMENT NO. 1 EXPLANATORY NOTE

     We are filing Amendment No. 1 (this "Amendment") to the Freestar Technology Corporation Quarterly Report on Form 10-QSB for the three months ended September 30, 2005, in response to comments issued by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission"). The Commission issued their comments to the Company on July 6, 2006 in connection with its review of the Company's Annual Report on SEC Form 10-KSB and Quarterly Reports on SEC Form 10-QSB.

     Based on these comments and discussions with the Commission, and after consultation with the Company's independent registered public accounting firm, the Company is filing this Amendment to present the cost of amortizing capitalized computer software as a cost of revenue in our consolidated statements of losses. Such costs were previously classified as selling, general and administrative expenses. In this regard, the Company has also expanded the comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004 in the Management's Discussion and Analysis and Plan of Operation.

     This change in presentation has no impact on previously reported net loss, loss per share, revenue, cash, total assets, cash flow or deficiency in stockholders' equity. For the convenience of the reader, this Form 10-QSB/A sets forth the entire Form 2005 10-QSB. There are no other significant changes to the original Form 10-QSB other than those outlined above. This Form 10-QSB/A does not reflect events occurring after the filing of the original Form 10-QSB, or modify or update disclosures therein in any way other than as required to reflect the Amendment set forth below. Among other things, forward looking statements made in the original Form 10-KSB (other than the restatement), and such forward looking statements should be read in their historical context. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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
                                                                                  ============


                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                      2005             2004
                                                -------------    -------------
Revenue                                         $     602,748    $     365,952
Cost of revenue                                       498,556          256,693
                                                -------------    -------------
Gross profit                                          104,192          109,259
Selling, general and administrative expenses        1,024,454        1,086,403
                                                -------------    -------------
                                                     (920,262)        (977,144)
Other income (expenses):
    Interest income/(expense)                         (18,771)          (1,052)
    Gain on disposal of assets                          2,004               --
                                                -------------    -------------
Loss before income taxes                             (937,030)        (978,196)

Income taxes                                               --               --
                                                -------------    -------------
Net Loss                                             (937,030)        (978,196)

Other - comprehensive income (loss): gain
   on foreign exchange                                 33,062           13,962
                                                -------------    -------------
Comprehensive loss                              $    (903,068)   $    (964,234)
                                                =============    =============
Loss per share - basic                          $       (0.01)   $       (0.01)
                                                =============    =============
Weighted average shares outstanding - basic (1)   120,464,448       68,134,365
                                                =============    =============
Weighted average shares outstanding - diluted (1) 127,908,153       69,270,102
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

(b)      COST OF REVENUE.


         Cost of revenue was $498,556 for the three months ended September 30, 2005, compared to $256,693 for the three months ended September 30, 2004, an increase of $241,863 or approximately 94%. The increase in cost of revenue is due in part to continued investment in the Company's technical infrastructure and hiring of additional staff. Approximately $84,745 of the cost of revenue is attributed to the amortization of capitalized software; this cost will not increase directly with an increase in sales, but will only increase as the Company adds to or improves its operating software.

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

(c)      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

         Selling, general and administrative expenses were $1,024,454 for the three months ended September 30, 2005 compared to $1,086,403 for the three months ended September 30, 2004, a decrease of $61,949 or approximately 6%. During the three months ended September 30, 2005, the primary components of selling, general, and administrative expenses were: consulting fees of $648,875, of which $586,148 were non-cash costs; payroll and related costs of $258,310; depreciation and amortization of $61,781; travel and entertainment costs of $114,768; facility fees, such as rent, telephone, and utilities, of $89,201; legal and accounting fees of approximately $63,682; and professional services of $33,779. The Company also credited to selling, general, and administration expenses the amount of $263,349 representing the original issuance cost of shares issued to consultants in prior periods, which have been returned to the Company and cancelled.



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

FORWARD LOOKING STATEMENTS.


         This Form 10-QSB/A contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB/A, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of capital resources, need and ability to obtain additional financing, the features and benefits of our services, our operating losses and negative cash flow, and our critical accounting policies.

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

                                     FREESTAR TECHNOLOGY CORPORATION

Dated: July 21, 2006                 By: /s/ Paul Egan
                                         ---------------------------------------
                                             Paul Egan
                                             Chief Executive Officer

Dated: July 21, 2006                 By: /s/ Ciaran Egan
                                         ---------------------------------------
                                             Ciaran Egan Secretary/Treasurer/
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