Form 10QSB/A
period 2005-12-31
FREESTAR TECHNOLOGY CORP
filed 2006-07-21
CIK 1102301

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

     We are filing Amendment No. 1 (this "Amendment") to the Freestar Technology Corporation Quarterly Report on Form 10-QSB for the three months and six months ended December 31, 2005, in response to comments issued by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission"). The Commission issued their comments to the Company on July 6, 2006 in connection with its review of the Company's Annual Report on SEC Form 10-KSB and Quarterly Reports on SEC Form 10-QSB.

     Based on these comments and discussions with the Commission, and after consultation with the Company's independent registered public accounting firm, the Company is filing this Amendment to present the cost of amortizing capitalized computer software as a cost of revenue in our consolidated statements of losses. Such costs were previously classified as selling, general and administrative expenses. In this regard, the Company has also expanded the comparison of the three months and six months ended December 31, 2005 to the three months and six months ended December 31, 2004 in the Management's Discussion and Analysis and Plan of Operation.

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

                  FREESTAR TECHNOLOGY CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)



                                                 Three Months     Three Months      Six Months       Six Months
                                                   Ended             Ended            Ended            Ended
                                                 December 31,     December 31,     December 31,     December 31,
                                                     2005             2004             2005             2004
                                                -------------    -------------    -------------    -------------


Revenue                                         $     577,946    $     424,772    $   1,180,694    $     790,724

Cost of revenue                                       444,816          346,482          943,372          603,175
                                                -------------    -------------    -------------    -------------

Gross profit                                          133,130           78,290          237,322          187,549

Selling, general and administrative expenses        1,884,052        1,427,741        2,908,506        2,514,144
                                                -------------    -------------    -------------    -------------

Loss from operations                               (1,750,922)      (1,349,451)      (2,671,184)      (2,326,595)

Other income (expenses):
  Gain on disposal of assets                              219               --            2,223               --
  Interest income/(expense)                           (18,475)            (852)         (37,246)          (1,904)
                                                -------------    -------------    -------------    -------------

Loss before income taxes                           (1,769,178)      (1,350,303)      (2,706,207)      (2,328,499)

Income taxes                                             --               --               --               --
                                                -------------    -------------    -------------    -------------

Net Loss                                           (1,769,178)      (1,350,303)      (2,706,207)      (2,328,499)

Other - Comprehensive income (loss):
  Gain (Loss) on foreign exchange                     (40,580)          50,981           (7,518)          64,943
                                                -------------    -------------    -------------    -------------
Comprehensive loss                              $  (1,809,758)   $  (1,299,322)   $  (2,713,725)   $  (2,263,556)
                                                =============    =============    =============    =============

Loss per share - basic                          $       (0.01)   $       (0.02)   $       (0.02)   $       (0.03)
                                                =============    =============    =============    =============

Weighted average shares outstanding - basic       133,018,400       69,401,578      126,741,569       68,767,972
                                                =============    =============    =============    =============

Weighted average shares outstanding - diluted     158,650,032       75,401,578      152,460,939       74,767,972
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB/A.



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

(b) COST OF REVENUE


     Cost of revenue was $444,816 for the three months ended December 31, 2005, compared to $346,482 for the three months ended December 31, 2004, an increase of $98,334 or approximately 28%. The increase in cost of revenue is due in part to continued investment in the Company's technical infrastructure and hiring of additional staff. Approximately $95,875 of the cost of revenue is attributed to the amortization of capitalized software; this cost will not increase directly with an increase in sales, but will only increase as the Company adds to or improves its operating software.

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


(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $1,884,052 for the three months ended December 31, 2005 compared to $1,427,741 for the three months ended December 31, 2004, an increase of $456,311 or approximately 32%. During the three months ended December 31, 2005, the primary components of selling, general, and administrative expenses were: consulting fees of $914,172, of which $685,231 were non-cash costs; payroll and related costs of $366,174; depreciation and amortization of $62,752; legal and accounting fees of $157,652; travel and entertainment costs of $138,666; facility costs, such as rent, telephone, and utilities, of $99,692; recruiting costs of $36,339; professional services of $27,042; and investor relations costs of $26,400.



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

(b) COST OF REVENUE


     Cost of revenue was $943,372 for the six months ended December 31, 2005, compared to $603,175 for the six months ended December 31, 2004, an increase of $340,197 or approximately 56%. The increase in cost of revenue is due in part to continued investment in the Company's technical infrastructure and hiring of additional staff. Approximately $180,620 of the cost of revenue is attributed to the amortization of capitalized software; this cost will not increase directly with an increase in sales, but will only increase as the Company adds to or improves its operating software.

(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $2,908,506 for the six months ended December 31, 2005 compared to $2,514,144 for the six months ended December 31, 2004, an increase of $394,362 or approximately 16%. During the six months ended December 31, 2005, the primary components of selling, general, and administrative expenses were: consulting fees of $1,563,047, of which $1,271,379 were non-cash costs; payroll and related costs of $624,484; depreciation and amortization of $124,533; travel and entertainment costs of $253,435; legal and accounting fees of $221,034; facility fees, such as rent, telephone, and utilities, of $188,893; and fees for professional services of $60,821; recruiting costs of $36,339; and investor relations costs of $26,400. The Company also credited to selling, general, and administration expenses the amount of $263,349 representing the original issuance cost of shares issued to consultants in prior periods, which have been returned to the Company and cancelled.



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