Form 10QSB/A
period 2006-03-31
FREESTAR TECHNOLOGY CORP
filed 2006-07-21
CIK 1102301

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

     We are filing Amendment No. 1 (this "Amendment") to the Freestar Technology Corporation Quarterly Report on Form 10-QSB for the three months and nine months ended March 31, 2006, in response to comments issued by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission"). The Commission issued their comments to the Company on July 6, 2006 in connection with its review of the Company's Annual Report on SEC Form 10-KSB and Quarterly Reports on SEC Form 10-QSB.

     Based on these comments and discussions with the Commission, and after consultation with the Company's independent registered public accounting firm, the Company is filing this Amendment to present the cost of amortizing capitalized computer software as a cost of revenue in our consolidated statements of losses. Such costs were previously classified as selling, general and administrative expenses. In this regard, the Company has also expanded the comparison of the three months and nine months ended March 31, 2006 to the three months and nine months ended March 31, 2004 in the Management's Discussion and Analysis and Plan of Operation.

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

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months    Three Months    Nine Months     Nine Months
                                                              Ended           Ended          Ended           Ended
                                                            March 31,       March 31,       March 31,       March 31,
                                                              2006            2005            2006            2005
                                                          ------------    ------------    ------------    ------------
Revenue                                                   $    494,296    $    412,778    $  1,674,990    $  1,203,502
Cost of revenue                                                363,793         478,060       1,307,165       1,081,235
                                                          ------------    ------------    ------------    ------------
Gross profit (loss)                                            130,503         (65,282)        367,825         122,267
Selling, general and administrative expenses                 2,336,463       6,689,373       5,244,969       9,203,516
                                                          ------------    ------------    ------------    ------------
Loss from operations                                        (2,205,960)     (6,754,655)     (4,877,144)     (9,081,249)

Other income (expenses):
    Gain on legal settlement                                         -         350,000               -         350,000
    Gain on disposal of assets                                       -          (1,371)          2,223          (1,371)
    Interest income/(expense)                                  (10,736)         (7,474)        (47,982)         (9,378)
                                                          ------------    ------------    ------------    ------------
Loss before income taxes                                    (2,216,696)     (6,413,501)     (4,922,903)     (8,741,999)
Income taxes                                                         -               -               -               -
                                                          ------------    ------------    ------------    ------------
Net Loss                                                    (2,216,696)     (6,413,501)     (4,922,903)     (8,741,999)

Other - Comprehensive income (loss):
   Gain (Loss) on foreign exchange                              (5,831)        (41,112)        (13,349)         23,831
                                                          ------------    ------------    ------------    ------------
Comprehensive loss                                        $ (2,222,527)   $ (6,454,613)   $ (4,936,252)   $ (8,718,168)
                                                          ============    ============    ============    ============

Loss per share - basic                                    $      (0.01)   $      (0.08)   $      (0.03)   $      (0.13)
                                                          ============    ============    ============    ============

Weighted average shares outstanding - basic                179,804,800      81,807,128     144,171,217      69,408,410
                                                          ============    ============    ============    ============

Weighted average shares outstanding - diluted              204,311,787     105,807,128     168,678,204      93,408,410
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

(b) COST OF REVENUE


     Cost of revenue was $363,793 for the three months ended March 31, 2006, compared to $478,060 for the three months ended March 31, 2005, a decrease of $114,267 or approximately 24%. The decrease in cost of revenue is due in part to a reduction in the amount of materials and services that were purchased by the Company. Approximately $95,358 of the cost of revenue is attributed to the amortization of capitalized software; this cost will not increase directly with an increase in sales, but will only increase as the Company adds to or improves its operating software.

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

(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $2,336,463 for the three months ended March 31, 2006 compared to $6,689,373 for the three months ended March 31, 2005, a decrease of $4,352,910 or approximately 65%. During the three months ended March 31, 2006, the primary components of selling, general, and administrative expenses were: consulting fees of $1,460,362, of which $1,385,916 were non-cash costs; payroll and related costs of $228,272; depreciation and amortization of $63,684; facility costs, such as rent, telephone, and utilities, of $147,648; travel and entertainment costs of $141,957; professional services of $53,941; and investor relations costs of $29,620. The Company also charged to Selling, General, and Administrative expenses the amount of $259,305, which was the cost of revaluing previously outstanding warrants and options, which were issued pursuant to an agreement to jointly develop certain of the Company's products.



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

(b) COST OF REVENUE


     Cost of revenue was $1,307,165 for the nine months ended March 31, 2006, compared to $1,081,235 for the nine months ended March 31, 2005, an increase of $225,930 or approximately 21%. The increase in cost of revenue is due in part to continued investment in the Company's technical infrastructure and hiring of additional staff, as well as increased sales volume. Approximately $275,978 of the cost of revenue is attributed to the amortization of capitalized software; this cost will not increase directly with an increase in sales, but will only increase as the Company adds to or improves its operating software.

(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $5,244,969 for the nine months ended March 31, 2006 compared to $9,203,516 for the nine months ended March 31, 2005, a decrease of $3,958,547 or approximately 43%. During the nine months ended March 31, 2006, the primary components of selling, general, and administrative expenses were: consulting fees of $2,472,443, of which $2,397,997 were non-cash costs; payroll and related costs of $852,756; depreciation and amortization of $176,584; travel and entertainment costs of $395,392; facility fees, such as rent, telephone, and utilities, of $336,541; legal and accounting fees of $223,603; fees for professional services of $114,762; investor relations costs of $56,020; and recruiting costs of $36,341. The Company also credited to selling, general, and administration expenses the amount of $263,349 representing the original issuance cost of shares issued to consultants in prior periods, which have been returned to the Company and cancelled. The Company also charged to Selling, General, and Administrative expenses the amount of $259,305, which was the cost of revaluing previously outstanding warrants and options, which were issued pursuant to an agreement to jointly develop certain of the Company's products. The fixed portion of cost of revenue attributable to the amortization of software costs will become smaller as a percentage of sales if sales continue to increase, thus increasing the Company's operating margin.




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