Form 10KSB
period 2006-06-30
FREESTAR TECHNOLOGY CORP
filed 2006-09-29
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 0-28749

FREESTAR TECHNOLOGY CORPORATION
(Name of small business issuer in its charter)

Nevada	88-0446457
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

31 Mespil Road, Ballsbridge, Dublin 2 Ireland
(Address of Principal Executive Offices)

Issuer's telephone number:  353 1 6185 060

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No ☒ .

State issuer’s revenues for its most recent fiscal year: $2,097,749 for the fiscal year ended June 30, 2006.

As of September 25, 2006, the aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant was $66,694,958.

As of September 25, 2006,  208,147,427 shares of our common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes No ☒ .

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a provider of electronic payment processing services, including credit and debit card transaction processing, related software applications and other value-added services. We currently process on average approximately 1,500,000 transactions per month and serve approximately 1,000 merchant locations. We provide transaction processing support for all major credit cards, including Visa, MasterCard, American Express, Diners Club and JCB, and all bank-issued Finnish debit cards. We enable merchants and financial institutions to accept, and their consumers to utilize, electronic payments using credit and debit cards to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We provide merchants with various transaction processing services, including authorizing card transactions at the merchant’s retail location (also known as the point-of-sale, which we refer to as POS), and capturing and transmitting transaction data. Through an agreement with Hypercom Corporation, the world's second largest manufacturer of payment terminals, we also offer our customers POS terminals, which are integrated with our software products to provide merchants with a complete solution for credit and debit card transaction processing.

Our role in a transaction is to serve as a link between the merchant and the merchant's bank, known as the acquiring bank, and the bank that issued the consumer’s credit or debit card, known as the issuing bank. The electronic authorization process for a credit card transaction begins when the merchant "swipes" the card through its POS terminal and enters the amount of the purchase. After capturing the data, the POS terminal transmits the authorization request through our switching center, where the data is routed to the issuing bank (typically via the Interchange Network, a telecommunication network operated by international card corporations) for authorization. The issuing bank confirms that the credit card is authentic and whether a transaction will cause the cardholder to exceed defined limits. The approval or disapproval of the transaction is transmitted back to our switching center, where it is routed to the appropriate merchant’s acquiring bank. As described below, we also provide an Internet Payment Gateway for online or internet transactions in which there is no POS terminal and the card is not physically present at the merchant location.

We were originally organized on August 2, 1997, under the laws of the State of Delaware as Interstate Capital Corporation. On November 17, 1999, we merged into a newly formed Nevada corporation, Freedom Surf, Inc., for the purpose of changing the corporate domicile to Nevada. On February 24, 2003, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to "FreeStar Technology Corporation". On September 10, 2002, we entered into an agreement with Heroya Investments Limited for the acquisition of Rahaxi Processing Oy through a combination of cash and stock. The agreement with Heroya was subsequently amended three times to increase the stock consideration and decrease the cash component. Rahaxi, our wholly owned subsidiary, is based in Helsinki, Finland.

Business Description

Our switching and transaction processing platform is operated by our wholly-owned subsidiary, Rahaxi, which is located in Finland. We are one of the leading players in the Finnish transaction processing market, serving approximately 1,000 merchants each day and processing on average approximately 1,500,000 transactions per month.

        Our primary source of revenue is from transaction fees we receive from processing credit and debit card transactions through POS terminals at a merchant’s retail location. Recently, we have also begun generating revenue from consulting fees, which include customization of software applications for merchants and other customers, as well as fees from sales of POS terminals. Other anticipated revenue streams include processing fees from our Internet Payment Gateway and fees from a range of different value added services. In fiscal year 2006, the period from July 1, 2005 through June 30, 2006, transaction fees from POS terminal transactions were primarily from merchants and customers based in Finland. We also derived revenue from transaction fees generated by our client in Estonia .In addition, we derived revenue from consulting and development fees from our customers in Sweden and the United Kingdom.

Currently, we support transaction processing services for merchant categories such as:

Catalog
Department stores
E-commerce
Government (e.g., municipalities)
Lodging, travel, sports, and entertainment (e.g., theaters, stadiums and hotels)
Office products
Quick service restaurants/fast food
Medical/dentistry
Multi-national establishments
Remote (e.g., mobile, outdoor, temporary, transport, and seasonal)
Small multi-line Specialty goods (electronics, carpet/tile,
furniture, etc.)
Specialty retail/soft goods (apparel, shoes, consignment, etc.)
Supermarket/grocery (supermarkets, delis, butcher shops)
Table service restaurants (chains and local restaurants)
Vending automates
Public transport vehicles

Products and Services

Our main product and service offering includes:

(1) Authorization.

Transaction fees from processing POS terminal transactions make up the bulk of our total revenues. Our card processing payment engine captures, configures and routes credit, debit, charge, and private label card transactions to the applicable banks and card issuers for authorization and settlement.

We provide transaction processing support for Visa, MasterCard, American Express, Diners Club, JCB and all bank-issued Finnish debit cards. Our network currently supports over 5,000 POS appliances and is growing, including integrated cash registers and stand-alone/desk terminals. Our authorization and transaction fees are primarily priced based on a specified amount per transaction.

Our processing payment engine is also designed to acquire transactions from merchants and route to cross border financial institutions. For example, our system is directly linked to a financial institution in Estonia and acquires transactions from Estonian-based terminals. We have also established relationships with financial institutions and multi-national merchants in Sweden to expand on our proven cross-border capabilities.

(2) EMV Compliant Point-of-Sale Solutions

EMVCo, LLC, a consortium formed by Europay, MasterCard and Visa, has designated new standards to increase transaction processing security. The EMV standard utilizes integrated circuit card technology, also known as chip cards or chip and PIN based technology, to replace the magnetic stripe on credit cards. The purpose and goal of the EMV standard is to allow secure interoperation between EMV compliant cards and EMV compliant credit card payment terminals. The major benefit to moving to EMV based credit card payment systems is improved security and associated fraud reduction.

EMV financial transactions are more secure against fraud than traditional credit card payments,  which use the magnetic stripe data encoded on the back of a credit card. This is due to the use of asymmetric encryption algorithms such as DES, Triple-DES, RSA and SHA to provide authentication of the card, the processing terminal and the transaction processing center.

Although not the only possible method, the majority of implementations of EMV cards/terminals confirm the identity of the cardholder by requiring the entry of a PIN (Personal Identification Number) rather than signing a paper receipt. The increased protection from fraud has allowed banks and credit card issuers to push through a “liability shift” such that merchants in Europe are now liable (as of January 2005) for any fraud that results from non-EMV transactions on their systems. In light of this incentive, we believe that the majority of merchants will migrate their systems in Europe to EMV-compliant systems.

We have developed an EMV compliant processing platform to provide merchants with this enhanced fraud protection for European credit card transactions. We intend to offer end-to-end merchant processing solutions. Through our strategic relationship with Hypercom, we offer high performance, integrated/hybrid POS terminals that are able to process both magnetic stripe cards and chip cards operating under the EMV standard. These terminals are ideal for retailers that desire speed, security, compliance with the most recent specifications, and acceptance of all leading payment cards in one easy to use device.

Our strategic relationships allow us to assist merchants in various categories and sizes with advanced and proven POS terminals from a globally recognized manufacturer, integrated with our robust transaction processing and switching. We are not a “one-size-fits-all” organization, but instead aim to provide suitable solutions for establishments across verticals.

(3) "Partners in Business" Philosophy

We strive to form relationships with important market participants with the aim of providing our customers with the best products and services in the market. This “Partners in Business Philosophy” includes relationships with both manufacturers of payment devices and financial institutions, as well as our customers.

For example, we entered into an agreement with Global Refund Group pursuant to which we developed a software system that allows multiple applications at the POS terminal, such as VAT refund services and dynamic currency conversion services, in addition to payment services. The software and terminal will be sold and marketed by Global Refund Group, and deployed and maintained by us through our payment hardware supplier, Hypercom Corporation, one of the world's largest payment device manufacturers.

We have a licensing and distribution agreement with Hypercom to deploy the ICE(TM) family of terminals, bringing fully EMV compliant terminals to the Finnish market. Our collective product offering with Hypercom, core competencies and transaction processing expertise allow us to support all major credit-charge-debit cards, as well as private label cards. We offer our solutions and services to small, medium, and large retailers across retailing segments. The Company did not derive any revenue from the sale of Hypercom terminals in fiscal 2006, but expects to in fiscal 2007.

(4) Internet Payment Gateway

In addition to providing card processing and payment solutions for physical/retail storefronts utilizing POS terminals, we also offer a "state-of-the art" Internet Payment Gateway, or IPG. Our proprietary IPG provides a mechanism for Internet, mail order and telephone order payment transactions. This advanced payment service includes real-time reporting and fraud management. The IPG delivers a global solution for online merchants.

Our payment processing services are facilitated by our IPG. This gateway provides a live link to the credit card networks, a real-time transaction database for dynamic reporting, and a risk management system. Depending upon specific business goals and requirements, the IPG may be hosted by us or installed in a merchant’s data center or processing facility. In either case, the processing, risk management, and reporting tools are available 24 hours a day through a secure, password-protected website. All that is required to access and manage a merchant portfolio from the site is a desktop computer and Microsoft Internet Explorer browser software. This web-based design facilitates dynamic interaction with all transaction data for effective and customized merchant portfolio management. Both merchants and financial institutions are protected by an extensive matrix of fraud detection analysis and software. Through the system, an individual merchant or an entire merchant portfolio can be monitored for potentially fraudulent card activity and data entry errors.

Our IPG allows us to expand our focus from our traditional, retail location transaction processing activities, based primarily in Finland, to internet transaction processing on a worldwide basis, which is one of the fastest growing segments of the processing market. The obvious advantages with internet transactions are that the geographical location of the merchant's customers is not important and that the time to market, i.e. executing the roll out of our IPG services, is short and, not the least, relatively inexpensive. We did not derive any revenue from our IPG in fiscal 2006 but expect to derive revenue in fiscal 2007.

(5) Dynamic Currency Conversion

We entered into a contract with First Currency Choice, or FCC, and Global Refund Holdings, which have a client base of over 200,000 merchants. In an effort to enhance FCC’s and Global Refund’s offering to the existing merchant base and to their partner acquiring banks, FCC and Global Refund are bringing a product to market that allows the cardholder to conduct the transaction in the currency of origin. In order to provide real time, dynamic currency conversion quotes, the POS terminal must send a currency transaction request to the client's host. FCC and Global Refund have engaged us to be the processor for all transactions conducted in currency of origin. For example, if a POS device sitting at a merchant location in Spain is conducting a transaction for a cardholder with a card issued in the U.S., that cardholder may request the transaction to be conducted in U.S. currency. At that time the terminal will switch to our network and servers, and we will provide the currency conversion data that we retrieve from the client's host. Once the rates are presented to the customer through the POS terminal and accepted, the authorization request is then routed to us to be switched to the appropriate issuing and acquiring banks. We will provide transaction gateway services and settlement with the participating banking institutions. This relationship with FCC and Global Refunds has the potential to significantly expand our terminal base and increase transaction volumes when fully implemented. FCC and Global Refund have begun the initial product roll-out with dynamic currency conversion in Spain, with plans to expand to France, Germany and the Netherlands in 2007 and then into Italy, the UK, and Switzerland. We did not derive any revenue from our relationship with FCC and Global Refund in fiscal 2006 as the application was still under development, but we expect to derive revenue in 2007 from this strategic relationship.

(6) Private Label Cards

We believe that the market for private label programs has significantly different needs than bankcard programs in terms of marketing, services and processing requirements. Private label, or closed loop, programs require flexibility and unique processing capabilities. We are capable of supporting the requirements of private label programs with several authorization and verification methods, flexible parameterization, real-time processing, transaction logging, and database updates. Our processing engine easily handles advanced remote data collection, data dissemination on demand, data scheduling, transaction monitoring, and new interface formats.

As example of our success with private label programs is the IKEA Hej Card.  In August 2004, we were chosen by IKANO Rahoitus Oy., a member of The IKANO Group, as the transaction management provider for the IKEA Hej Card. After a rigorous proposal process and consideration of other electronic payments providers, we exhibited fast time to market, highly configurable processing logic, low risk, and competitive pricing. By leveraging our existing relationship with IKEA for acquisition and routing, we met or exceeded IKANO's requirements for the processing of the IKEA private label Hej Card. The IKANO Group is a diversified Scandinavian financial services organization. IKANO Rahoitus is a strategic business unit of the Finance Division, focusing on processing large volumes of financial and associated products.

(7) Software Development / Consulting Fees

We also offer consulting and development services to financial institutions and merchants. The development of the software system for FCC and Global Refund described earlier is one example of a consulting assignment carried out by us that involved the development sophisticated, custom software applications. We began generating revenue from these fees in the first quarter of fiscal 2006.

Market Overview

Market Participants

The market for card payment transactions comprises several market participants. In a typical transaction, a consumer uses a card to pay for goods or services from a merchant. In order for this transaction to work, the merchant needs to be sure that the consumer can pay for his products or services.

Once the consumer has presented his card to the merchant at the point of sale, or POS, the merchant's bank, also known as the acquiring bank, must make contact with the consumer’s bank, also known as the issuing bank, in order to verify the authenticity of the card and to confirm that the consumer can pay for the merchant’s product or service. The contact between the acquiring bank and the issuing bank, which includes authorization and transaction data, is facilitated by the Interchange Network. The Interchange Network is a worldwide computer and telecommunication network operated by international card corporations, such as Visa, MasterCard and Amex. Once the acquiring bank has received authorization from the issuing bank, the merchant is authorized at the POS to proceed with the purchase.

Our role in this payment process is to serve as the link between the merchant and its acquiring bank and the issuing bank (typically via the Interchange Network). Our customer is usually the merchant, to whom we provide a total payment processing solution so that the merchant can accept credit cards as a method of payment. Our services include providing the merchant with necessary POS terminals and software, switching and processing of POS terminal transactions, and a range of value added services.

The routing, control and settlement of credit card payment transactions is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization and varied reporting requirements. These activities are typically performed online and must be conducted 24 hours a day, seven days a week.

Market Growth

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

The increase in card payments is due to, among other things, merchants' increasing focus on online retailing, a continued improved e-payment infrastructure, both in terms of ease of use and security, as well as the increasing Internet penetration. For example, online retailing generated US $90 billion in revenues for US retailers in 2004, compared with just US $8 billion in 1998, i.e. a cumulative average annual growth rate of about 50%.

1  Source: The McKinsey Quarterly, 2005 Number 3, “Retailing: What's working online."

Europe

Credit card usage in Europe has grown significantly. For example, GDV in 2004, as reported by MasterCard’s customers, increased by 14.2% over 2003.  This can be compared to 9.3% in the USA. Due to card fraud, European nations and card associations have focused on developing and implementing next-generation security measures.

Emerging Markets

Certain regions, such as Eastern Europe, Latin America, and Asia, and certain countries in particular, including Russia, India and China, are experiencing rapid growth in the usage of card-based payments. In China, Visa and MasterCard purchase volume increased 34% from 2002 to 2003, from about $6.8 billion to about $9.1 billion. Similarly, India -- where only 14% of citizens currently have a credit card, according to a MasterCard International survey -- experienced 31% growth in Visa and MasterCard purchase volume during the same period, from approximately $1.8 billion in 2002 to about $2.4 billion in 2003.

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

Market Drivers

         Payment card operations are an ever-changing industry. New, emerging and converging technologies as well as marketplace demands are changing the landscape of this global industry. As a result, every participant in the chain of payments processing is adjusting to both opportunities and challenges. Some factors impacting the industry include:

Evolving Standards

Evolving standards have implications to all participants in the payment industry. The introduction of the smart card technology for all credit and debit products is the first major change and challenge in payment card operating structure since the magnetic stripe came to market over 30 years ago. The international card companies, through their jointly owned body EMVCo, have promoted and encouraged the industry, members banks, retailers and processors to convert to the integrated chip-based technology.

The key driver behind the conversion to chip cards is the significant reduction of fraud. Since magnetic stripe cards are relatively easy to replicate, migrating to complex chip cards will make counterfeiting much harder. In addition, card issuers, retailers and merchant acquirers are expected to benefit from improved card/cardholder authentication and validation at the point of sale, better data storage and opportunities for multiple applications on one card.

EMV

         EMVCo was conceived by Europay, MasterCard and Visa - hence the acronym EMV - to introduce integrated circuit card technology, also called chip card or smart card technology, for all credit and debit products. This chip card standards organization has prescribed specifications for certification of all new and existing electronic payment systems. EMV is expected to be the de facto standard in the area of credit/debit card systems managed by EMVCo. EMVCo's objective is to manage, enhance and maintain EMV chip card specifications. The EMV standard also satisfies card issuer's business requirements for accommodating single to multiple applications on one payment card regardless of system operator. The EMV standard ensures global interoperability across cards, platforms and devices, establishes the magnetic stripe to chip migration path and an open platform for payment cards.

EMV is also gaining momentum in Asia and America, and promises complete global interoperability of bankcards for consumers. We believe that all payment processors will have to be able to accept payments mediated by chip cards in order to remain competitive, and meeting EMV compliance has major implications for all aspects of the payment handling process.

This standard is expected to drive additional growth in sales of next-generation electronic payment systems.

Changed Liability Rules

In the Nordic region and other European countries, from January 1, 2005, liability rules have changed to provide greater protection against fraud to merchants who have deployed EMV compliant POS terminals. In practical terms, liability shift refers to a transaction authorized at the point of sale by a merchant fulfilling its obligations by honoring a chip payment card with an EMV-enabled and certified device. If the merchant uses an EMV compatible and certified POS terminal for end-to-end processing, the transaction cannot be charged-back. If the EMV authorized transaction is later determined to be fraudulent or the card was lost or stolen at the time of transaction authorization, the merchant faces no liability for the loss and keeps the funds for the transaction. However, if a merchant's payment processing device is not EMV compatible on or after January 1, 2005, then the merchant must absorb the transaction loss due to fraud plus any ancillary charges, such as chargeback penalty fees assessed by its acquiring bank.

New Card Features and Functionality

Industry participants are increasingly developing value-added payment applications and features, i.e. pre-paid cards, gift card and loyalty card programs as well as multi-currency conversion applications such as tax free shopping applications. These applications and features expand the range of services and functionality offered by electronic payments systems. Payment processors and electronic payment systems require testing and recertification when new value-added payment applications and features are added. Staying ahead of competition requires close monitoring and swift adoption to trends and changes in the card application and features area.

Regulatory Changes

Regulatory changes on national, regional and global levels affect participants in the payment industry. Governmental concern regarding funding of international terrorism, international fraud as well competition and world trade issues all contribute to new laws and regulations affecting the payment industry. One significant European level change will be the Single European Payment Area, or SEPA, which means that bank issued debit or ATM cards in the future must work in a cross-border environment the same way as credit cards do today.

2  Source: MasterCard Corporation’s annual report 2004. GDV represents gross usage (purchased and cash transactions) on MasterCard branded cards for goods and services, including balance transfers and convenience checks. The figures exclude Maestro and Cirrus transactions.

Risk Management Controls

Risk management controls drive many participants in the international payment industry. Banks and other financial institutions constantly review and implement changes of their systems, which affect all other participants in the payment chain.

Competition

The market for electronic payment systems and POS systems is intensely competitive and we expect competition to continue to increase. Our competitors for POS systems include VeriFone and Ingenico amongst others, and companies such as Global Payments, First Data and Euroconnex for our electronic payment software. In Finland, we face competition from companies such as Point, which is the largest terminal vendor in the Finnish market, as well as companies such as Screenway and Altdata, which are point-of-sale software vendors. In addition, the companies with whom we have strategic relationships could develop products or services that compete with our products or services.

In addition some competitors in our market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than we do. We also expect to face additional competition as other established and emerging companies enter the market for electronic payment solutions. To be competitive, we believe that we must, among other things, invest significant resources in developing new products, improve our current products and maintain customer satisfaction. Such investment will increase our expenses and affect our profitability. In addition, if we fail to make this investment, we may not be able to compete successfully with our competitors, which could have a material adverse effect on our revenue and future profitability.

Strategy

Payment card operations are an ever-changing industry. New, emerging and converging technologies as well as marketplace demands are changing the landscape of this global industry. As a result, every participant in the industry is adjusting to both opportunities and challenges. Some factors impacting the industry include evolving standards, such as the EMV standard; new card features and functionality, such as the dynamic currency conversion application; regulatory changes, such as SEPA; as well as consolidation and risk management controls. All these factors are drivers for change industry-wide.

Our objective is to provide solutions and services that enable secure and real-time movement of financial transactions incorporating hardware and software to enable credit, debit and ATM cards with PIN transactions. The key elements of our strategy are to:

(1) Increase Market Share in the Nordics and Baltics and Expand into Rest of Europe

We believe we are well placed to capitalize on the transformation sweeping the payment industry. We are targeting the Baltic countries in the Finnish region and other European markets to broaden our customer base.

We also intend to expand our operations into the rest of Europe, exploiting our competitive edge with EMV compatibility and cross-boarder capabilities. Further, in line with our "Partners in Business Philosophy", we seek to grow our merchant base through strategic partnerships with global blue chip players such as Global Refund and Hypercom.

(2) Offer Additional Value-Added Services to Current Customers

Our customer base includes established blue chip customers, predominantly in Finland. In order to maintain and increase our customer base as well as to increase the margin per customer, it is imperative for us to offer additional value-added services to our current customers. By introducing new value added services to merchants, their perception of the point of sale terminal as a cost center is changing to a profit center. Additional value added services include multi-currency accounts, dynamic currency conversion, tax-free shopping applications and loyalty cards.

(3) Grow Within Internet Transactions

We have entered the marketing phase of our newly implemented Internet Payment Gateway, or IPG, which allows us to expand our focus from our traditional retail location processing activities in Finland to internet based merchant processing transactions on a worldwide basis, which is one of the fastest growing segments of the processing market. The obvious advantages with internet transactions are that the geographical location of the merchant’s customers is unimportant and that the time-to-market, i.e. executing the roll out if our IPG services, is short and, not the least, relatively inexpensive.

(4) Capitalize on High Growth Opportunities in Emerging Markets

We intend to capitalize on high growth opportunities in emerging markets. The credit and debit card market in China, for example, has expanded dramatically in recent years as the country races to adopt and integrate global standards and technologies.

In August 2006, we entered into an agreement to become a Third Party Services Provider for China Unionpay Co., LTD., Shanghai, P.C., which we refer to as China Unionpay. Under this agreement, we have an opportunity to provide transaction processing services to China Unionpay credit card holders traveling in Europe. We have also entered into contractual arrangements with several major European financial institutions in order to provide the transaction processing services for China Unionpay customers in Europe.

(5) Secure Relationships with Additional European Merchant Banks

In order for us to increase our transaction processing volume outside of Finland, we intend to secure relationships with an additional two to three European merchant banks, also known as acquiring banks. These banks, which are certified to accept credit card transactions on behalf of merchants, conduct a very substantial volume of traffic and have shown what we believe is an increasing trend to outsource their payment processing, creating a market opportunity for us.

Sales

We sell both directly to merchants as well as indirectly through resellers. Our internal sales force is targeting three segments:

• Large merchants such as retail chains

• POS providers, meaning any companies providing transaction processing related hardware or services, but requiring switching, authorization or other processing services to complete their offerings.

• Payment terminal vendors

Large Merchants

Larger merchants select their switching and processing services from companies providing the best services. Their existing systems are either run by their own IT departments or by a strategic partner on an outsourced basis. We are positioned to leverage on both the outsourcing trend among large merchants as well as the need for EMV migration. In order to be successful in this segment, it is imperative for us to provide ours customers with a robust payment service and demonstrate cross-border capabilities. We are currently capable of offering payment services to large merchants in Finland, the Baltics, Sweden and Denmark, Poland and Germany.

POS Providers

While big merchants carefully select their providers of payment services, small merchants tend to choose the payment provider that is recommended by the POS provider(s) they use. As a consequence, we are focusing to develop business relations with key POS providers who have their own customer base. This is done through a reseller program, which offers monetary compensation to resellers and explores common marketing strategies. We are constantly marketing to this fragmented segment in order to locate cooperation possibilities.

Payment Terminal Vendors

We are working with several vendors, both in marketing and technology sharing fields. We are aiming to take our vendor relationships to a strategic level, which means similar re-seller programs that we have in place with POS vendors, but also a deeper cooperation around terminal technical roadmaps.

Marketing

Our marketing strategy has three major objectives: (1) to increase our profile and name recognition in the market; (2)to improve our position in our current customer field; and (3) to introduce us as a value-added partner to our resellers.

The first objective has been implemented by creating our overall image through basic one-to-one sales, new sales presentations and engaging web search companies to introduce us among the first hits when searching for payment providers. The work we are doing in this regard has resulted in new customers, who are increasingly contacting us without sales personnel having to contact them first. In order to meet the second objective, we are actively working on printed information sheets, which are sent to current and potential customers. The third objective is being addressed by helping our resellers in both the commercial and technical fields; we have introduced a reseller program and are frequently meeting with our resellers.

Our board of directors believes that we are well positioned to take advantage of the many opportunities for growth in the market and that we can achieve long-term profitability. We are active in a growth market and we enjoy certain competitive advantages. Even though we are still in a pre-profitable stage of our development, our transaction volume, as well as transaction revenues, are growing. During fiscal 2006, we generated on average approximately 1,500,000 transactions per month, a growth rate of approximately 15% compared to the average monthly transaction volume in fiscal 2005.  Management estimates that, due to new business wins and new service offerings, the average monthly transaction volume will amount to 2 million transactions by the end of calendar year 2006 and as much as 5 million by the end of fiscal 2007.

Technical Infrastructure

We completed a major hardware and software upgrade in December 2003, and migrated our business critical systems to the latest Hewlett-Packard ("HP") NonStop servers and BASE24 electronic payment processing software. HP NonStop servers are estimated to run approximately 95% of the world's secure transactions, making the NonStop platform the backbone for the world's most demanding and critical environments and offering us a secure, continuously available processing platform. A vastly scalable platform, HP NonStop provides us with the ability quickly respond to changing business needs, such as managing the expected growing number of transactions and the resulting need for increased capacity.

BASE24 software from ACI Worldwide provides us with a fast, powerful authorization system. BASE24 software offers high data integrity for mission-critical environments. ACI and HP have a strong and long-standing relationship in electronic payment implementations worldwide.
These systems have enabled us to meet the latest Visa and MasterCard standards and have paved the way for EMV compliance certification.[ In April 2006 we received EMV-certification for Visa®, MasterCard® and all domestic Finnish cards used with its Rahaxi-OTI(TM) Point Of Sale (POS) middleware solution from Luottokunta in Finland. In addition in late June 2006 we  received the Finnish EMV certification required to sell Hypercom's Optimum T2100 card payment terminal in Finland.

            We will also be capable of supporting the latest Visa 3D secure payment technology. Management believes that with our investment in the upgraded NonStop systems running the newest ACI software, we can meet our projected increasing capacity needs. We are currently licensed to process 8,000,000 transaction per month and can increase this capacity with the addition of further licenses.

Research and Development

Our long-term growth strategy requires continued development of new processing products. We believe that the timely development of new applications and enhancements is essential to maintain our competitive position in the market. We work closely with our customers to design systems and processes that meet their planned technical and production requirements. Our product development efforts focus on new products and improved versions of existing products. We do not conduct any pure research, and we purchase much of our software in off-the-shelf form from a third party software vendor. We invested in excess of $1,600,000 for fiscal 2006 and approximately $1,000,000 for fiscal 2005, which includes software costs which were expensed as incurred and costs which have been capitalized. Key development activities during fiscal 2006 included:

    Introduction of card payment technology that detects VAT refund eligibility and converts currency in real time in connection with Global Refund and Hypercom at the Cartes 2005;
    Introduced OTI, Open terminal interface, a turnkey solution for point-of-sale equipment
    Introduced Rahaxi-oti(tm) (open terminal interface), an in-house developed and managed middleware solution for point of sale equipment vendors
    Finnish EMV certifications of its in-house developed POS middleware software solution Rahaxi-OTI™ and the Hypercom® T2100 Point-of-Sale payment terminal;
    EMV certification with its long-term partner, leading Finnish Electronic Cash Register vendor CPU Oy; and
    EMV certification from MasterCard for MasterCard Securecode online payment processing.

Customers
We have approximately 1,000 customers. Our clients and global partners include Ikea, Hypercom , Global Refunds, Finnair and Stockman. A significant percentage of our revenue is still being derived from a limited number of our customers, primarily Finnish customers for our transaction processing products.  The Company's two largest customers accounted for approximately 15% and 10% of its sales for the year ended June 30, 2005. The Company had one customer that accounted for approximately 10% of sales for the year ended June 30, 2006.

Suppliers

Our processing system integration activities consist primarily of assembling various commercial and proprietary components into finished processing systems in Helsinki, Finland. We use numerous vendors to supply hardware and software components and modules for the production and support of our payment processing products. Although we make reasonable efforts to assure that components and modules are available from multiple qualified suppliers, this is not always possible; accordingly, some key modules and components may be obtained only from a single supplier or a limited group of suppliers. We have sought, and will continue to seek, to minimize the risk of production and service interruptions by constantly improving our relationships with key suppliers and monitoring the financial stability of those key suppliers. Our key suppliers include:

ACI Worldwide - BASE24 Software License
Altamedius - GSM and eWallet Enhancements
Bitwise - XML Conversion
DioneSystek - Terminal Manufacturer
Fujitsu - Multi-Banking Link Software
HP Invent - Hardware Systems
Hypercom - POS Manufacturer
InterMart Corporation - Hybrid Card Based Solutions
Sonera - X.25 and Telecom Lines
TietoEnator - Hardware Housing

Acquiring and Issuing Banks

We are switching and processing electronic payment transactions for all the leading banks in Finland and have a contract with SEB/Euroline in Sweden. We intend to link our customers to more banks in Europe during the course of fiscal 2007. We currently have links (electronic communications)in place with the following acquiring banks:

Luottokunta
Handelsbanken
SEB/Euroline
CEKAB
Nordea
Oko
Sampo
Alandsbanken
Samlink
PKK

Employees

As of June 30, 2006, we had 34 full-time employees , as well as several consultants in various specialties. Of the total, four are senior management, four in finance and accounting, 8 in software development, two in project management, eight in office administration, and seven in sales and marketing.

Miscellaneous
There is no need for any government approval of our principal products and services in the markets we serve. There are no existing or, to our knowledge, probable governmental regulations on our business. We are not aware of any compliance issues with any environmental laws in connection with our business.

RISK FACTORS

Technological and Market Changes

The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that our existing products will continue to be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, we are focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the electronic payments industry increases, it may become increasingly difficult for us to be competitive.

Risks associated with the development and introduction of new products include delays in development and changes in payment processing, and operating system technologies that could require us to modify existing products. There is also the risk that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

New Versions of Our Products May Contain Errors or Defects

Our electronic payment software products and point of sale devices are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of our products. We have in the past discovered software errors in our new releases and new products after their introduction. We have experienced delays in release, lost revenues and customer frustration during the period required to correct these errors. We may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, as a result of which our business, cash flow, financial condition and results of operations could be materially adversely affected.

No Assurance of Successful and Timely Product Development

Our products and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products.

There can be no assurance that our product development efforts will be successfully completed. Our proposed development schedule may be affected by a variety of factors, many of which will not be within our control, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding. In light of the foregoing factors, there can be no assurance that we will be able to complete or successfully commercialize our products. Our inability to successfully complete the development of new products or to do so in a timely manner, could force us to scale back operations, or cease operations entirely.

We Have Never Been Profitable and Will Need to Raise Additional Capital to Continue our Operations

Since our incorporation, we have not achieved profitability. We have incurred substantial costs to build the foundations of our business. From our inception to the date of this report we have retained a deficit. We expect our operating losses and negative cash flows to continue into the future. Even if we do become profitable, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our projected levels and cannot be adjusted appropriately, our business will be materially and adversely affected.

The financial statements included in this report have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred accumulated losses of $58,113,714 as of June 30, 2006. We do not expect to generate sufficient revenue to meet our cash requirements for the next twelve months. We will need to raise additional capital to continue meeting operational expenses. Our independent auditors have added an explanatory paragraph to their report of our financial statements for the year ended June 30, 2006 stating that our net losses, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. If we are not successful in raising sufficient additional capital, we may we may not be able to continue as a going concern, our stockholders may lose their entire investment in us.

Market Acceptance

Our success is dependent on the market acceptance of our products. Despite the increasing demand for security devices, our products represent an advanced approach to the industry, and market acceptance of our products will be dependent, among other things, upon quality, ease of use, speed, reliability, and cost effectiveness. Even if the advantages of our products are established, we are unable to predict how quickly, if at all, the products will be accepted by the marketplace.

Protection of Proprietary Rights

Our success and ability to compete will be dependent in part on the protection of our potential patents, trademarks, trade names, service marks and other proprietary rights. We intend to rely on trade secret and copyright laws to protect the intellectual property that we plan to develop, but there can be no assurance that such laws will provide sufficient protection, that others will not develop a service that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our proprietary information without authorization. In addition, certain of our know-how and proprietary technology may not be patentable.

We may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of our business plan. There can be no assurance that these third party licenses will be available or will continue to be available to us on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or operating results.

There is a risk that some of our products may infringe the proprietary rights of third parties. In addition, whether or not our products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against us and we could incur significant expense in defending them. If any claims or actions are asserted against us, we may be required to modify our products or seek licenses for these intellectual property rights. We may not be able to modify our products or obtain licenses on commercially reasonable terms, in a timely manner or at all. Our failure to do so could have a negative affect on our business and revenues.

Dependence on Suppliers

We depend upon a number of suppliers for components of our products. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. We only have limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force us to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers or redesign or reconstruct processes used to build our security devices. In such an instance, we would not be able to manufacture any security devices for a period of time, which could materially adversely affect our business, results from operations, and financial condition.

Key Personnel

Our success is largely dependent on the personal efforts and abilities of our senior management. The loss of certain members of our senior management, including our chief executive officer, or chief financial officer, could have a material adverse effect on our business and prospects.

        We intend to recruit in fiscal year 2006 employees who are skilled in e-commerce, payment, funds management, payment reconciliation, Internet and other technologies. The failure to recruit these key personnel could have a material adverse effect on our business. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

We May Experience Problems Related to Our Growth

Our future growth, if any, may cause a significant strain on our management, operational, financial and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, manufacturing and management information systems and to expand, train, manage and motivate our employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to research, product development and marketing and sales efforts without a corresponding increase in our operational, financial, and manufacturing and management information systems could have a material adverse effect on our business, financial condition, and results of operations.

Control by Our Officers and Directors May Override Wishes of Other Stockholders

Our officers and directors currently own common stock equal to approximately 27.6% of the outstanding shares of our common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to our management will be made exclusively by our officers and directors. Investors will only have rights associated with stockholders to make decisions that affect us. Accordingly, it could be difficult for the investors hereunder to effectuate control over our affairs.

        Therefore, our success, to a large extent, will depend on the quality of our directors and officers. Accordingly, no person should invest in the Company unless he is willing to entrust all aspects of our management to our officers and directors.

External Factors May Affect Our Viability

Our industry in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by us will result in commercially profitable business. The marketability of our services will be affected by numerous factors beyond our control. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors that leave less money in the hands of our potential customers will likely have an adverse effect on the Company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company

Conflicts of interest may arise in the area of corporate opportunities that cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties.

Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by us

Our articles of incorporation and bylaws include provisions to the effect that the Company may indemnify any director, officer, or employee. In addition, provisions of the Nevada Revised Statutes law provide for such indemnification, as well as for a limitation of liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Absence of Cash Dividends May Affect Investment Value of Company's Stock

The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and our general operating and financial conditions as well as legal limitations on the payment of dividends out of paid-in capital.

No Assurance of Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Company's Stock

The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to us and to our securities.

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i)the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market.

The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell our common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

Failure to Remain Current in Reporting Requirements Could Result in Delisting from the Over the Counter Bulletin Board

Companies trading on the Over the Counter Bulletin Board ("OTCBB"), such as the Company, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If we fail to remain current in our reporting requirements, we could be delisted from the Bulletin Board.

In addition, the National Association of Securities Dealers, Inc. that operates the OTCBB, recently adopted a change to its Eligibility Rule, in a filing with the SEC. The change makes those OTCBB issuers that are cited for filing delinquency in its Form 10-KSB's/Form 10-QSB's three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) would not be considered late. This rule does not apply to a company's Current Reports on Form 8-K.

As a result of these rules, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Failure to Maintain Market Makers May Affect Value of Our Stock

If we are unable to maintain one or more National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance that we will be able to maintain such market makers.

Shares Eligible For Future Sale

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

ITEM 2.  DESCRIPTION OF PROPERTY

Offices

           We lease a 1,664 square foot office for our corporate headquarters in Dublin, Ireland for $7,842 per month. The lease expires in January 2011.

We lease 1,300 square feet of office space in Helsinki, Finland for $3,257 per month; the rental rate is tied to the annual cost of living index in Finland. This lease expires in July 2008, but can also be terminated with three months notice.

We lease a 6,082 square foot office at Ave. Sarasota No. 02 8th Floor, Suite 08, Torre Empresarial AIRD, La Julia, Santo Domingo,  Dominican Republic. This lease is for five years and expires in September 2011; the current rent is $7,000 per month.

We have a three year lease, which expires on March 31, 2009, on 1,700 square feet of office space in Stockholm, Sweden at a rent of approximately $4,000 per month

We also have office space in Geneva, Switzerland, which is being provided at no cost to us by Carl Hessel, one of our directors.

     The Company also leases certain of its computer hardware and software under non-cancelable operating leases in the amount of $53,731 per quarter, which expire in June, 2007.

All these offices are currently adequate for our needs.

Furniture and Equipment, Leasehold Improvements, and Computers

The furniture and equipment, leasehold improvements and computers owned by us are recorded at their acquisition cost, and are depreciated using the straight-line and declining methods. This equipment, which is required for the day-to-day operation of our business in our Finland, Dominican Republic, Ireland and Sweden offices, is currently valued at $122,539 and $93,403, respectively, as of June 30, 2006 and 2005.

We lease a telephone switchboard for our Helsinki offices; the cost is $3,200 per year, and can be terminated at any time.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, we are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action has been threatened against us.

Diamond Club of America, Inc. v. FreeStar Technology Corporation

        On April 6, 2004, Diamond Club of America, Inc. filed a complaint against us in the Suffolk County New York Supreme Court. The complaint alleges, among other things, that we owe Diamond Club $35,410.45 pursuant to an agreement between Diamond Club and TransAxis, Inc. or a predecessor company of TransAxis, Inc.

We have filed an answer to the complaint in which we affirmatively defend this action on the grounds that as a minority stockholder in TransAxis, we are not responsible for the debts of TransAxis. This action is still pending, but the plaintiff has made no efforts to move this case forward, and we have had no contact with plaintiff during the past 24 months.

Cybernet Ventures v. Digital Courier Technologies, Inc. et al.

On April 18, 2002, Cybernet Ventures, Inc. filed a complaint in Los Angeles County Superior Court alleging that between April 1999 and December 2001, Digital Courier Technologies, Inc., or DCTI, engaged in wrongful conduct with respect to its performance of certain credit card processing agreements with DCTI. Cybernet's complaint asserts legal causes of action against DCTI for fraud, intentional misrepresentation, negligent misrepresentation, conversion, unjust enrichment, and interference with economic relations.

Unbeknownst to FreeStar, on June 11, 2003, Cybernet filed its first amended complaint adding FreeStar as a "Doe" defendant without adding any specific claims for relief. In March 2005, again unbeknownst to FreeStar, Cybernet secured a $2,200,000 default judgment against FreeStar.

On July 25, 2005, after consideration of the papers filed by the parties, and the arguments of counsel, the Court reversed its early judgment and vacated the $2,200,000 default judgment that had been entered against FreeStar. On July 26, 2005, FreeStar moved the Court to dismiss the entire amended complaint against FreeStar. On September 12, 2005, Cybernet filed a new amended complaint against FreeStar seeking $2,200,000 in damages, alleging that FreeStar had engaged in a "defacto" merger with DCTI and therefore should be subject to DCTI's financial obligations.

On May 23, 2006, Cybernet and FreeStar entered into a definitive settlement agreement. Under the settlement agreement, FreeStar agreed to pay Cybernet 108,695 unregistered common shares of its stock in exchange for Cybernet dismissing its $2.2 million lawsuit against FreeStar with prejudice. Cybernet also released FreeStar and its officers, agents and directors from all liability, known and unknown.

Securities and Exchange Commission Investigation

In January 2003, we were advised by the staff of the Denver office of the SEC that it had initiated an informal, non-public inquiry. Since that time, the staff has sought and received production of documents and testimony relating to certain financing transactions entered into by FreeStar, issuance of our stock in compliance with the registration provisions, facts stated in press releases and reports filed with the SEC concerning, among other things, our assets, operations, financial condition, anticipated revenue and strategic initiatives.

In July 2003, we learned that the SEC had issued a formal order of investigation. There is a risk that an enforcement proceeding will be recommended by the staff of the SEC as a result of this formal investigation. Enforcement proceedings could include allegations by the SEC that FreeStar violated the anti-fraud, registration and books and records provisions of federal securities laws, and the rules thereunder. However, it cannot be predicted with certainty what the nature of such enforcement proceeding would be, the type of sanctions that might be sought, or what the likelihood would be of reaching a settlement. FreeStar has been and expects to continue to cooperate with the ongoing SEC investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

From August 4, 2000 through March 2, 2001, our common stock was traded on the OTCBB under the symbol "FRSH". From March 5, 2001 through February 26, 2003 our common stock traded under the symbol "FSTI" (reflecting the name change from "Freedom Surf, Inc." to "FreeStar Technologies"). From February 27, 2003, through November 7, 2004, our common stock traded under the symbol "FSRC" (reflecting the name change from "FreeStar Technologies" to "FreeStar Technology Corporation"). From November 8, 2004 to the present, our common stock has been traded under the symbol "FSRT" (reflecting the one for seven reverse split of common stock that occurred on November 8, 2004). The range of closing prices shown below is reported while trading on the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 2006	High	Low

Quarter Ended June 30, 2006	$ 0.67	$ 0.33
Quarter Ended March 31, 2006	1.22	0.31
Quarter Ended December 31, 2005	0.34	0.20
Quarter Ended September 30, 2005	0.32	0.20

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 2005	High	Low

Quarter Ended June 30, 2005	$ 0.40	$ 0.21
Quarter Ended March 31, 2005	0.42	0.195
Quarter Ended December 31, 2004	0.469	0.205
Quarter Ended September 30, 2004	0.085	0.036

Holders of Common Equity

As of September 15, 2006, we had approximately 264 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Information

We have not declared or paid a cash dividend to stockholders since we were incorporated. The board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Sales of Unregistered Securities

We made the following issuances of unregistered (restricted) securities during the fourth quarter of the fiscal year ended on June 30, 2006:

On April 10, 2006, we issued 142,857 shares of common stock valued at $60,000 to our European Business consultant , as compensation for her consulting services. This grant was made pursuant to Regulation S of the Securities Act of 1933, as amended. [only if not US resident]

On April 15, 2006, we issued 100,000 shares of common stock valued at $45,000 to our Marketing and Sales consultant, as compensation for his consulting services. This grant was made pursuant to Regulation S of the Securities Act of 1933, as amended. [only if not US resident]

On April 28, 2006, we issued 132,143 shares of common stock valued at $66,072 to our [Advisory consultant , as compensation for his consulting services. This grant was made pursuant to Regulation S of the Securities Act of 1933, as amended. [only if not US resident]

        On May 4, 2006 and May 8, 2006, we issued a total of 250,000 shares of common stock valued at $121,000 to an advisory board member. These issuances were made to compensate the advisory board member for his services.

On June 6, 2006, we issued 108,695 shares of common stock valued at $53,260 to Cybernet Ventures, Inc. pursuant to a legal settlement agreement. See Item 3 “Legal Proceedings”.

On June 19, 2006, we issued 600,000 shares of common stock valued at $282,000 to our Sales Director, as part of his compensation for his services. This grant was made pursuant to Regulation S of the Securities Act of 1933, as amended.

On May 12, 2006, we issued 1,183,283 shares of common stock valued at $650,000 to Internet Opportunity Entertainment Limited pursuant to conversion of a note payable. The conversion price was computed based on the average of the daily closing prices for our common stock for the 90 consecutive full trading days prior to the maturity date, which was May 12, 2006, of the note.

In January and May, 2006, we issued 4,600,000 and 3,000,000 shares of common stock, respectively, valued at an aggregate of $2,912,000 as a commission for an equity fundraising.

No commissions were paid in connection with any of these sales. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. Except as otherwise noted above, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated by the Securities and Exchange Commission as transactions by an issuer not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based upon, and should be read in conjunction with, our audited consolidated financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

The electronic payment transaction industry is composed of debit and credit card issuers, switch interchanges, transaction acquirers and transaction generators, including Automated Teller Machine networks, retail merchant locations and the Internet. The routing, control and settlement of electronic payments is a complex activity due to the large number of locations and variety of sources from which transactions can be generated, the large number of issuers in the market, high transaction volumes, geographically dispersed networks, differing types of authorization and varied reporting requirements. These activities must be conducted 24 hours a day, seven days a week.

Our products and services are primarily focused on facilitating electronic card transactions. These products and services are used principally by financial institutions, retailers, and payment processors, both in domestic and international markets.

We intend to increase revenue from our core payment processing products, which include: (1) Authorization: transaction fees derived from processing point of sale terminal transactions; (2) Dynamic Currency Conversion support services: we will provide support for transaction gateway services and settlement of credit card transactions utilizing dynamic currency conversion to merchants and participating banking institutions; (3) Consulting and Software Development Fees: consulting services and customized software development provided to financial institutions and merchants; (4) Sale of Point of Sale solutions: sales of point of sale terminals; (5) Internet Payment Gateway: transaction fees stemming from our Internet Payment Gateway; and (6) Private Label Cards: transaction management services provided for a private label card issuer. Our revenue for the year ended June 30, 2006 was primarily generated from transaction fees and consulting fees through our Finland operations.

Due to our systems upgrade in December 2003 to the latest Hewlett-Packard NonStop servers and BASE24 e-payment processing software, we do not anticipate the need for any similar significant systems upgrades within the next 12 months.  However, we are continuously reviewing our product and service offering to ensure we maintain our competitive position in our target markets.

Our business is continually evolving. Market conditions may require us to react quickly to problems and opportunities as they arise, and we may incur costs that we do not currently anticipate. Our business strategy to maximize growth and shareholder value may include future strategic acquisitions where we believe such acquisitions will help us quickly move forward in achieving our goals.

Management believes that our primary short-term growth opportunities will be derived form the European marketplace and a significant portion of our resources, both financial and personnel, will be directed towards developing those opportunities. We believe that our anticipated growth and ultimate profitability will depend in large part on the ability to promote our services, gain clients and expand our relationship with current clients. Accordingly, we intend to invest in marketing, strategic relationships, and development of our client base.

Results of Operations

Revenue

We reported revenue of $2,097,749 for the year ended June 30, 2006 compared to $1,602,819 for the year ended June 30, 2005, an increase of $494,930 or approximately 30%. The increase was due primarily to an increase in consulting and development fees by our subsidiary, Rahaxi Processing Oy. The other reason for the increase in revenue was an increase in transaction processing fees by Rahaxi due to an increase in the number of transactions processed. We expect this trend to continue throughout fiscal 2007 with the addition of new clients and a continued increase in consumers' preference to use credit and debit cards instead of cash.

For the year ended June 30, 2006, we processed approximately 18,000,000 transactions, an increase of 2,520,000, or approximately 16.2, over the approximate 15,480,000 transactions that were processed in the year ended June 30, 2005.

We expect revenue levels to increase throughout the next twelve months as we continue to increase our client base and introduce service offerings, such as EMV transaction processing and our Internet Payment Gateway. We believe that we will derive a higher price per transaction for processing EMV transactions as compared to non-EMV transactions; however, there can be no guarantee that our products will be accepted in the marketplace or that its sales efforts will be successful.

All of our revenue for the year ended June 30, 2006 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 52% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of fiscal 2007. We believe that this customer concentration will be diluted in the second half of fiscal 2007 as we pursues operations outside of Finland. All of our revenues for the twelve months ended June 30, 2006 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this trend to continue through fiscal year 2007.

Cost of Revenue

Cost of revenue was $2,078,698 for the year ended June 30, 2006, compared to $1,695,069 for the year ended June 30, 2005, an increase of $383,627 or approximately 23%, due to an increase in expenditures to enhance our transaction processing software and further develop our product line.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $13,913,969 for the year ended June 30, 2006 compared to $21,299,941 for the year ended June 30, 2005, a decrease of $7,385,972 or approximately 34%. During the year ended June 30, 2005, we completed the long-term incentive compensation package for our senior executives consisting of 20,000,000 shares of restricted common stock valued at $4,600,000; 1,500,000 shares of Series B Preferred stock valued at $4,140,000; and options to purchase 5,000,000 shares of common stock at price of $0.01 per share, valued at $1,100,000, and options to purchase 500,000 shares of common stock at a price of $0.15 per share, valued at $125,000. We also forgave the conversion cost (exercise price) of $50,000 related to 5,000,000 of these options. The total value of this long-term incentive package was $10,015,000, which was charged to the twelve months ended June 30, 2005; there was no comparable charge during fiscal year 2006. The primary components of selling, general, and administrative expenses for the year ended June 30, 2006 were: consulting fees of $10,187,299 to service providers for financial consulting and other professional services; $10,109,934 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants. Other components of selling, general, and administrative expenses for fiscal year 2006 included payroll and related costs of $1,791,390; travel and entertainment costs of $480,478; facilities expense (rent, telephone, utilities, and maintenance) of $475,248; legal and accounting fees of $283,314; depreciation and amortization of $259,599; other professional services of $139,472; and $80,062 for investor relations.

The amount of future selling, general, and administrative expenses will largely depend on the pace of our growth in the market for payment processing products and upon the cost of outside services and professional fees, including legal fees relating to litigation and acquisitions. We fully expect these costs to increase as we continues our expected rollout of product offerings. We also intend to continue to build out our infrastructure, which may include adding support staff and branch offices. Selling expenses may also continue to increase due to increased focus on obtaining new customers. We intends to focus additional resources in the areas of sales personnel salaries, trade show participation, and other promotional expenses. In addition, we may pursue further acquisitions in order to facilitate our growth and exploit market opportunities, which would further drive up legal and accounting fees, payroll, and travel costs.

Gain on Settlement

During the year ended June 30, 2005, we recorded a non-recurring gain of $350,000, representing the recovery and cancellation of 714,286 shares of common stock which had been issued as compensation to our prior investment banker. The gain was recorded at the fair value of the shares when they were originally issued. There was no such gain during the year ended June 30, 2006.

Cost of Legal Settlement

Cost of legal settlements was $53,261 for the year ended June 30, 2006, a decrease of $979,028 or approximately 95% compared to $1,032,289 during the year ended June 30, 2005. During the year ended June 30, 2006, we charged to operations the amount of $53,261 representing the cost of settling a legal dispute. This amount consists of 108,695 shares of common stock. During the year ended June 30, 2005, we charged to operations the amount of $1,032,289 representing the cost of settling a legal dispute. This amount consists of warrants with a fair value of $431,717 and a convertible note payable with a fair value, net of the discount associated with the beneficial conversion feature, of $600,572.

Interest Expense
Interest expense (net) was $53,807 for the year ended June 30, 2006, compared to $26,774  for the year ended June 30, 2005, an increase of $27,033 or approximately 101%. The increase is due to a note payable in the amount of $650,000 which the Company had during the year ended June 30, 2006; interest of $ 42,798 related to this note was charged to the year ended June 30, 2006 and $6,450 related to the year ended June 30, 2005.

Currently, we are utilizing equity financing partly in order to avoid the interest charges associated with debt financing. Accordingly, we do not expect interest expense to materially increase in the coming year. There can be no guarantee that this will be the case, however, as the market for our common stock could change, forcing us to pursue alternative methods of financing our cash needs. In addition, we could receive an offer of attractive debt financing or could undertake additional financing with regard to an acquisition, in which cases interest expense would significantly increase.

Net Loss
We recorded a net loss of $13,999,773 for the year ended June 30, 2006 compared to $22,102,463 for the year ended June 30, 2005, a decrease of $8,102,690 or approximately 36%. As stated above, the primary reason for the decrease in net loss was due to the reduction in selling, general, and administrative expenses, which was primarily due to the absence in fiscal year 2006 of expenses related to the long-term incentive compensation package for our senior executives that was adopted in fiscal year 2005.

We may continue to incur losses on both a quarterly and annual basis. In addition, we expect to continue to incur significant costs of services and substantial operating expenses. Therefore, we will need to significantly increase revenues to achieve profitability and a positive cash flow. We may not be able to generate sufficient revenues to achieve profitability. We expect losses to continue for at least the next twelve months.

Commitments

Our total commitments under non-cancelable operating leases at June 30, 2006 are as follows:
Years ending June 30,
2007	$433,300
2008	$226,103
2009	$214,103
2010	$178,103
2011	$138,893

Total	$1,190,502

Operating Activities
The net cash used in operating activities was $4,112,305 for the year ended June 30, 2006 compared to $1,422,247 for the year ended June 30, 2005, an increase of $2,690,058 or approximately 189%. The primary reason for the increase in cash used in operating activities is the increase in product development costs as we continue to upgrade our software platform and expand our line of product offerings. The primary components of cash used in operating activities during the current period are the net loss of $13,999,773, partially offset by the non-cash charges of non-cash compensation of $10,109,934; depreciation and amortization of $655,000; common stock issued for legal settlement of $53,260; amortization of discount on note payable of $42,978; bad debt expense of $20,291; and gain on disposal of assets of ($2,211). The non-cash components of working capital changed in the aggregate amount of $991,784 which was offset by a decrease in cash.

Investing Activities

Net cash used in investing activities was $996,511 during the year ended June 30, 2006 compared to $625,064 for the year ended June 30, 2005, an increase of $371,447 or approximately 59%. This change was primarily due to our increased investing in software enhancement to our transaction processing system.

Liquidity and Capital Resources

The independent auditors report on our June 30, 2006 financial statements included in this Form 10-KSB states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

As of June 30, 2006, we had total current assets of $3,518,739 and total current liabilities of $1,071,245, resulting in working capital of $2,447,494. We had cash and cash equivalents of $2,972,135 at June 30, 2006, and an accumulated deficit of $58,113,714.

The accompanying financial statements have been prepared assuming that the we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability.

On January 27, 2006, we signed subscription agreements with a group of offshore investors for the sale of an aggregate of $9.2 million in Company common stock, plus warrants, which we refer to as the January Financing. Due to the failure of the investment group to timely fund in full the first payment required for the purchase of shares and warrants, we terminated the January Financing; all shares and warrants issued thereunder were returned by the escrow holder to the Company for cancellation, and any funds received pursuant to the January Financing were returned by the escrow holder to the investors.

In March 2006, a group of European investors, which we refer to as the March Investors), lead by Olympia Holding AS, informed us that they were willing to invest on the same terms and conditions that were negotiated for the terminated January Financing, and we agreed to this financing transaction with the March Investors, which we refer to as the March Financing.

Pursuant to the March Financing, we agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares which will be held in escrow by Carl Hessel, one of our directors and major stockholders based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within three months thereafter. As of June 30, 2006, we had received cash in the net amount $4,063,924 pursuant to the March Financing, and had issued 22,850,000 shares of common stock and warrants to purchase an additional 24,836,957 shares. We also issued to consultants as a commission for the March Financing the following: 7,600,000 shares of unregistered common stock with a fair value of $2,912,000; warrants to purchase 12,000,000 shares of common stock at a price of $1.00 per share with a fair value of $2,212,681; and warrants to purchase an additional 1,000,000 shares of common stock at a price of $1.50 per share with a fair value of $148,086. We charged the amount of $5,272,770 to operations during the year ended June 30, 2006 for these shares and warrants issued as commission.

The warrants to be issued pursuant to the investors in the March Financing are as follows:

	Number of shares of Company Common Stock underlying Warrants
Exercise Price
Per Share	When fully subscribed	At June 30, 2006

$1.50	14,000,000	6,954,348
$2.50	11,000,000	5,464,130
$4.50	7,000,000	3,477,174
$5.50	7,000,000	3,477,174
$6.50	7,000,000	3,477,174
$8.50	4,000,000	1,986,957
	50,000,000	24,836,957

All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the March Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

In April 2006, we signed subscriptions agreements with a group of offshore investors led by Swedish Credit and Finance .AB for the sale of an aggregate of 25,000,000 shares of the Company’s common stock plus warrants to purchase an additional 25,000,000 shares of common stock for the aggregate price of $10,000,000, which we refer to as the April Financing. Pursuant to the April Financing, shares of common stock were issued as follows:

Number of	Price per	Total
Shares	Share	Price	Terms
5,000,000	$0.30	$1,500,000	90 day note at 12% due August 9, 2006
10,000,000	$0.55	$5,500,000	One year note at 12% due May 11, 2007
10,000,000	$0.30	$3,000,000	Cash due 30 days, or June 10, 2006
25,000,000		$10,000,000

These shares and warrants are being held in escrow by Margaux Investment Management Group, S.A., a Company controlled by a board member, Carl Hessel and are deemed not to be issued and outstanding. As of September 28, 2006, we have not received any of the funds pursuant to the April Financing.

Management plans to continue raising additional capital through a variety of fund raising methods during fiscal 2007 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Although we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

o     curtail operations significantly;

o     sell significant assets;

o     seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

o     explore other strategic alternatives including a merger or sale;

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.
We have been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $7,461,852 during the year ended June 30, 2006 compared to $2,505,900 for the year ended June 30, 2005, an increase of $4,955,952 or approximately 198%.

Certain Indebtedness

Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve our cash. At June 30, 2006, $19,730 and $20,444 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively. At June 30, 2005, $150,753 and $112,800 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Paul Egan has advanced funds to us for our operations. These amounts include advances of $169,177 and accrued interest of $17,894 at June 30, 2005. These amounts were repaid to Mr. Egan at June 30, 2006.

Ciaran Egan has advanced funds to us for our operations. These amounts included advances of $8,208 and accrued interest of $904 at June 30, 2005. These amounts were repaid to Mr. Egan at June 30, 2006.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name ePayLatina S.A., and Freestar Dominicana, Inc. operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was ($25,354) for the year ended June 30, 2006.

A significant portion of our revenues and expenses is denominated in currencies other than U.S. dollars; Rahaxi generates its revenue in Euros. Any significant change in exchange rates may have a favorable or negative effect on both our revenues and operational costs. In particular, the value of the U.S. dollar to the Euro impacts our operating results. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. In addition, a significant portion of our financial statements are prepared in Euro and translated to U.S. dollars for consolidation.

Inflation

The impact of inflation on our costs, and the ability to pass on cost increases to our customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past fiscal year, and we do not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Other

We do not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) stock-based compensation arrangements; (c) revenue recognition; and (d) long-lived assets. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation Arrangements

We intend to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

Revenue Recognition

We recognize revenue when products are shipped or services provided to our customers. Provisions for discounts and other adjustments are provided for in the same period the related sales are recorded.

Processing fee revenue is earned based upon the actual number of transactions processed through its processing system. Transaction processing fees are recognized in the period that the service is performed. These fees are charged on a per transaction basis, depending on the arrangement with the customer.

Long-lived Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell.

Forward Looking Statements

This Form 10-KSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of our capital resources, need and ability to obtain additional financing, the features and benefits of our services, our operating losses and negative cash flow, and our critical accounting policies.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed in Item 1, Risk Factors.
These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Our operating results can vary significantly depending upon a number of factors, many of which are outside our control. In addition to the Risk Factors set forth in Item 1, general factors that may affect our operating results include:

o     market acceptance of and changes in demand for products and services;

o     a small number of customers account for, and may in future periods account for, substantial portions of our revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

o     gain or loss of clients or strategic relationships;

o     announcement or introduction of new services and products by us or by our competitors;

o     price competition;

o     the ability to upgrade and develop systems and infrastructure to accommodate growth;

o     the ability to introduce and market products and services in accordance with market demand;

o     changes in governmental regulation; and

o     reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements as of and for the fiscal year ended June 30, 2006 and for the fiscal year ended June 30, 2005 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Disclosure Controls and Procedures

There were no changes in our disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 8B. OTHER INFORMATION

None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below. The directors named below will serve until the next annual meeting of our stockholders or until their successors are duly elected. Officers will hold their positions at the will of the board of directors, subject to any employment agreements. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Paul Egan, President/Chief Executive Officer/Director

Mr. Egan, age 43, has served as our Chief Executive Officer and President since August 2001. Mr. Egan founded ePayLatina S.A., which developed the PaySafeNow system and was acquired by FreeStar in August 2001. Before founding ePayLatina, Mr. Egan was the vice-president of Inter-Leisure, S. A. Mr. Egan also worked with the South African firm ENGEN to oversee the new project division after their acquisition of Mobil Oil South Africa and to implement their construction projects and corporate identity. He studied construction management in Birmingham, England and worked for Trafalger House Construction Division on major projects in London Banking Districts. Mr. Egan attended Teenier College Dublin.

Ciaran Egan, Secretary/Treasurer/Chief Financial Officer/Director

Mr. Egan, age 42, has served as our Chief Financial Officer since August 2001. Mr. Egan joined ePayLatina S.A. in May 2001 where he took the position of vice president. From 1994 to 2001, he was employed by Midiron International Recruitment based in Johannesburg, South Africa, as managing director, with the central focus on establishing new markets in the Middle East, United Kingdom and Ireland. He was successful in obtaining and completing contracts with the Ministry of Defense and Aviation in Saudi Arabia and the United Arab Emirates. He also implemented contracts with the National Health Services in the United Kingdom as well as several private institutions in Ireland. Prior to that, Mr. Egan was the National Sales Director for Sellrange Ltd (Ireland). Mr. Egan graduated from Terenure College Dublin in 1982.

Fionn Stakelum, Director

Mr. Stakelum, age 36, was appointed to our board of directors in October 2002. Since 2003, he has also served as our Director of European Operations. Mr. Stakelum is an Irish national who holds a Bachelor of Commerce Degree (Hons) with a major in Systems Analysis obtained from University College Galway in 1990. His experience includes a position as a technical support engineer for the Corel Corporation, which he held from 1994 to 1996. Mr. Stakelum's experience also includes the position of localization software engineer, also for the Corel Corporation, for the period 1996 to 1997. He moved to Lotus Inc. in 1997 and remained there until 1999, when he joined Microsoft Inc. as a lead software development engineer (a position he held until the latter part of 2001). From that time to the present, Mr. Stakelum has functioned as an independent consultant. He was previously involved in the localization of MSOffice 2000 and XP in over 20 languages.

Carl M. Hessel, CEO, European Operations/Director
Mr. Hessel, age 43, was appointed to our board of directors in April 2004. He founded Margaux Investment Management Group in 2001, which focuses on brokerage advisory and proprietary management services to international high-net-worth investors and their intermediaries. Prior to that, Bear Stearns employed Mr. Hessel from 1997 to 2001. He was employed as a vice president at Merrill Lynch from 1996 to 1997, where he was responsible for creating a global high-net-worth wealth management platform. Mr. Hessel began his career at Goldman Sachs International in 1993 and was employed there until 1996, where he was responsible for expanding its Scandinavian ultra high-net-worth market. Mr. Hessel received his MBA from Wharton Business School, University of Pennsylvania, with a degree in Finance and Management. He has also been awarded the Marcus Wallenberg Foundation Scholarship.

Key Employees

Angel Pacheco - Vice President of New Business Development

Mr. Pacheco, age 48, brings more than 20 years of core technology experience in the telecommunications, payment processing and financial service industries. Mr. Pacheco served as our Chief Technology Officer from May 2005 through September 2006. Since September, he has served as our Vice President of New Business Development. Prior to joining us full time in May 2005 (he served as a consultant starting in March 2004), Mr. Pacheco worked for Spinnetworks, a software development company, starting in late 2003. Prior to that, he was the chief technology officer of Blackstone starting in 1999), a manufacturer and distributor of prepaid products and telecommunication services. In this position, Mr. Pacheco was responsible for the development of Blackstone's automated prepaid delivery and payment transaction system. Using industry POS units as a front end, the Blackstone prepaid system was the first platform to be integrated into the Hypercom 5000 series of POS terminals. With the capacity to deliver payment processing, prepaid products, postpaid services and information transactions, it was considered the standard by which all prepaid delivery systems were measured. Before working at Blackstone, Mr. Pacheco was the Vice President of Technology Development of First American Acceptance Corporation. He was responsible in that role for developing a state of the art portfolio and underwriting management system.

Jose Enrique Perez - Chief Technical Officer

Mr. Perez, age 46,  joined FreeStar as Chief Technical Officer in September 2006. His responsibilities are as head of our technology development and deployments, and will be in charge of developing new products and services. Previously, Mr. Perez was senior vice president, chief of global offshore development, and general manager of SIA Hypercom Latvia. Hypercom Corp. is a global leader in electronic payment products and services, headquartered in Phoenix. Mr. Perez was responsible for driving Hypercom's global offshore software strategy, delivering competitive software products worldwide, managing its development centers in Latvia and Russia and managing the SIA Hypercom Latvia operations. Prior to his 14 years in technology development and management at Hypercom, Mr. Perez was an Adjunct Professor at the Florida Computer and Business School. He is currently completing a Ph.D. in International Business at Kennedy-Western University, Agoura Hills, California. Mr. Perez is fluent in English, Russian, Spanish and Portuguese.

Family Relationships

Mr. Stakelum is the brother-in-law of Paul Egan and Ciaran Egan

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of any class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and beneficial owners of more than 10% of any class of our equity securities are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
To our knowledge, based solely on the review of copies of such reports furnished to us during the year ended June 30, 2006, we are not aware of any reports which were not timely filed. All of these documents have been prepared and filed with the SEC. Other than these, we are not aware of any other required reports that were not timely filed with regard to the fiscal year ended June 30, 2006.

Code of Ethics

        We have adopted a Code of Ethics that applies to our directors and senior officers, including our principal executive, financial and accounting officers. A copy of the Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB and is also available on our website at www.freestartech.com. We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Ethics described in Item 406(b) of Regulation S-B.

Committees of the Board Of Directors

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for an audit committee

Audit Committee

Our audit committee consists of Paul Egan, Ciaran Egan, and Carl Hessel. The audit committee has not adopted a written charter. Our board of directors has determined that we do not have an audit committee financial expert serving on our audit committee; we have been unable to secure the services of such a person but are actively seeking such a person.

The primary responsibility of the audit committee is to oversee our financial reporting process on behalf of our board of directors and report the result of their activities to the board. Such responsibilities include, are not limited to, the selection, and if necessary the replacement, of our independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation information for services rendered by our Chief Executive Officer and our named executive officers during the last three completed fiscal years.

	Annual compensation				Long-term compensation
Name					Awards
and				Other		Securities
Principal				Annual	Restricted	Underlying	All
Position	Fiscal			Compen-	Stock	Options /	Other
(1)	Year	Salary	Bonus	sation	Awards	SARS	Compensation

Carl M. Hessel	2006	-	-	-	-	-	$ 506,000
Director (2)	2005	-	-	-	$ 1,350,000	-	-
	2004	-	-	-	$ 500,000	-	-

Fionn Stakelum	2006	$ 88,000		$ 385,805	$ -	-	-
Director (3)	2005	$ 63,263	-	$ -	$ 540,000	-	-
	2004	$ 39,000	-	$ -	$ -	-	-

Paul Egan	2006	$ 214,629		$ -	$ -	-	-
CEO / President /	2005	$ 150,000	-	$ 575,000	$ 5,060,000	2,500,000	-
Director (4)	2004	$ 150,000	-	$ 100,000	$ -	-

Ciaran Egan	2006	$ 187,629					-
Secretary / Treasurer/	2005	$ 120,000	-	$ 575,000	$ 3,860,000	2,500,000	-
CFO / Director (5)	2004	$ 120,000	-	$ 60,500	$ -	-	-

(1) None of our other executive officers have received compensation in excess of $100,000 in any year during the last three fiscal years.

(2) Carl M. Hessel was appointed to the board of directors on April 5, 2004. 2006 amounts include the following: In April and May 2006, we paid the amount of $506,000 in cash to Margaux Consulting Group, an entity beneficially controlled by Mr. Hessel, as a fee for assisting us in equity fundraising activities. 2005 amounts include the following: Restricted Stock Awards: In June 2005, Mr. Hessel received an award of 5,000,000 shares of our common stock valued at $1,350,000. As of June 30, 2006, the value of these shares was $2,650,000 and the shares were fully vested. 2004 amounts include the following: On June 6, 2004, Mr. Hessel was granted an option to purchase 10,000,000 shares of our common stock at an exercise price of $0.05 per share. The fair value of this award was $500,000.  In June 2004, Mr. Hessel exercised this option.

(3) Fionn Stakelum was appointed to the board of directors effective on October 16, 2002. 2005 amounts include the following: Restricted Stock Awards: In June 2005, Mr. Stakelum received an award of 2,000,000 shares of our common stock valued at $540,000. As of June 30, 2006, the value of these shares was $1,060,000 and the shares were fully vested. 2004 amounts include the following: Other Annual Compensation includes 500,000 shares preferred stock issued with a fair value of $360,000, and the fair value of an option to purchase 500,000 shares of common stock totaling $25,805.

(4) Paul Egan assumed the position of president on September 15, 2001. 2006 amounts include the following: Salary consists of $207,000 accrued salary from Mr. Egan’s role as Chief Executive Officer of FreeStar Technology.   2005 amounts include the following: Other Annual Compensation includes an option to purchase 2,500,000 shares of our common stock at a price of $0.01 per share, valued at $550,000. This option was exercised during the year ended June 30, 2005, and the exercise price of $25,000 was forgiven; this $25,000 forgiveness is also included in Other Annual Compensation. Restricted stock awards for 2005 include: 10,000,000 shares of restricted common stock with a fair value of $2,300,000, and 1,000,000 shares of Series B preferred stock convertible into 12,000,000 shares of our common stock with a value of $2,760,000. As of June 30, 2006, the value of the common stock was $5,300,000 and the shares were fully vested. As of June 30, 2006, the value of these Series B Preferred was $6,360,000 and the shares were fully vested and convertible into common stock at any time. 2004 amounts include the following: Other Annual Compensation: Forgiveness of the exercise price of $100,000 for stock options exercised.

(5) Ciaran Egan assumed the position of chief financial office on June 28, 2001; he later took on the additional position of secretary/treasurer on September 15, 2001. 2006 amounts include the following: Salary consists of $180,000 accrued salary from Mr. Egan’s role as Chief Financial Officer of FreeStar Technology, and $7,629 from Mr. Egan’s position as Chief Financial Officer of the our newly-formed subsidiary FreeStar Dominicana. 2005 amounts include the following: Other Annual Compensation includes an option to purchase 2,500,000 shares of our common stock at a price of $0.01 per share, valued at $550,000. This option was exercised during the year ended June 30, 2005, and the exercise price of $25,000 was forgiven; this $25,000 forgiveness is also included in Other Annual Compensation. Restricted stock awards for 2005 includes 10,000,000 shares of restricted common stock with a fair value of $2,300,000, and 500,000 shares of Series B preferred stock convertible into 6,000,000 shares of our common stock with a value of $1,380,000. As of June 30, 2006, the value of the common stock was $5,300,000 and the shares were fully vested. As of June 30, 2006, the value of these Series B Preferred was $3,180,000 and the shares were fully vested and convertible into common stock at any time. 2004 amounts include the following: Other Annual Compensation includes forgiveness of the exercise price of $50,000 for an option exercised, and $10,500 in fringe benefits.

Director Compensation
All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees. Under our Non-Employee Directors and Consultants Retainer Stock Plan, our directors are eligible for grants of stock of stock options for their service as directors. However, currently, we do not have set compensation package for directors and equity grants for service as directors are only made when and if determined by the Board of Directors. No equity or cash compensation was granted to any of our directors, for their service as directors, in fiscal year 2006. In fiscal year 2005, Mr. Hessel received an award of 5,000,000 shares of our common stock valued at $1,350,000 as compensation for financial advisory and consulting services. Mr. Stakelum received an award of 2,000,000 shares of our common stock valued at $540,000 for business development and consulting services.

          Each of our directors also provides services as an employee or consultant. See “Summary Compensation Table” above in this Item 10, along with “Employment Agreements” below and Item 12 “Certain Relationships and Related Transactions” for a description of compensation granted to our directors in their capacities as employees and/or consultants.

Employment Agreements

Chief Executive Officer

In August 2001, we entered into an employment agreement with Paul Egan, our President and Chief Executive Officer. Under the terms of the agreement, we are liable to Mr. Egan for a minimum annual salary of $150,000 per year. In addition, we are liable for an automobile allowance not to exceed $1,500 per month. This employment agreement expired in August 2004, at which time an addendum to this employment contract was executed which (i) extended all terms and conditions of this employment contract to April 9, 2007, and (ii) provided that a review of Paul Egan’s remuneration take place on or before December 31, 2004. Effective January 1, 2006, Paul Egan’s salary was increased to $264,000 per year. Effective March 1, 2006, Paul Egan began to draw a salary of $25,000 per year for his position as Chief Executive Officer of our newly established subsidiary, Freestar Dominicana.

At June 30, 2005, we owed Paul Egan the amount of $150,753 in accrued salary. During the year ended June 30, 2006, Paul Egan earned an additional $207,000 in salary, and the Company paid Mr. Egan the amount of $338,023. At June 30, 2006, we owe Paul Egan the amount of $19,730 in accrued salary. Also at June 30, 2005, we owed Mr. Egan 1,000,000 shares of Series B Preferred Stock with a value of $2,760,000 which had been charged to operations during the year ended June 30, 2005. These shares were issued to Mr. Egan during the year ended June 30, 2006.

We accrued and paid $0 of fringe benefits to Paul Egan for the years ended June 30, 2006 and 2005.

Chief Financial Officer

In August 2001, we entered into an employment agreement with Ciaran Egan, our Chief Financial Officer. Under the terms of the agreement, we are liable to Mr. Egan for a minimum annual salary of $120,000 per year. In addition, we are liable for an automobile allowance not to exceed $1,500 per month. This employment agreement expired in August 2004, at which time an addendum to this employment contract was executed which (i) extended all terms and conditions of this employment contract to April 9, 2007, and (ii) provided that a review of Ciaran Egan’s remuneration take place on or before December 31, 2004. Effective January 1, 2006, Ciaran Egan’s salary was increased to $240,000 per year. Effective March 1, 2006, Ciaran Egan began to draw a salary of $25,000 per year for his position as Chief Financial Officer of our newly established subsidiary, Freestar Dominicana.

At June 30, 2005, we owed Ciaran Egan the amount of $112,800 in accrued salary. During the year ended June 30, 2006, Ciaran Egan earned an additional $180,000 in salary, and we paid Mr. Egan the amount of $272,356. At June 30, 2006, we owes Ciaran Egan the amount of $20,444 in accrued salary. Also at June 30, 2005, we owed Ciaran Egan 500,000 shares of Series B Preferred Stock with a value of $1,380,000 which had been charged to operations during the year ended June 30, 2005. These shares were issued to Mr. Egan during the year ended June 30, 2006.

We accrued and paid $0 of fringe benefits to Ciaran Egan for the years ended June 30, 2006 and 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

        The following tables set forth information regarding the beneficial ownership of shares of our Common Stock, Series A Preferred Stock and Series B Preferred Stock.  As of September 25, 2006 there were 208,147,427 shares of Common Stock issued and outstanding; also outstanding: 1,000,000 shares of Series A preferred stock, each share of which is convertible into 1.71 shares of common stock upon the attainment of certain financial goals by the Company (which have not occurred); and 2,500,000 shares of Series B preferred stock, each share of which is currently convertible into 1.71 shares of common stock) by (i) all stockholders known to the us to be beneficial owners of more than 5% of the outstanding stock; and (ii) all directors, executive officers, and our key employees, individually and as a group:

	Class of
Name	Security	Shares	% of class

Paul Egan (3)	Common	29,791,793	13.4%
Ave. Sarasota No.02 8th Floor, Suite 08 Torre Empresarial AIRD La Julia, Santo Domingo Dominican Republic

Svensk Kreditt och Finance	Common	20,000,000	9.6%
Uppfartsvagen 13 169 38 Solna Sweden

Ciaran Egan (4)	Common	20,549,794	9.5%
Ave. Sarasota No.02 8th Floor, Suite 08 Torre Empresarial AIRD La Julia, Santo Domingo Dominican Republic

Carl M. Hessel (4)	Common	10,488,445	5.0%
31 Mespil Road Ballsbridge Dublin 2 Ireland

Fionn Stakelum (5)	Common	2,855,000	1.4%
31 Mespil Road Ballsbridge Dublin 2 Ireland

All Directors and officers	Common	230,422,427	27.6%
as a group (4 persons)

(1) Other than as set forth below, none of these security holders has the right to acquire any amount of common stock within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) The percentage amount for all the common shareholders, except for Carl Hessel, is calculated by adding the conversion amount of the Series B preferred shares owned by them to the issued and outstanding shares as of September 25, 2006.

(3) Out of the total shares owned, 13,710,000 consist of shares which would result from the conversion of 2,000,000 shares of Series B preferred stock, which Mr. Egan has the right to acquire within 60 days. 1,000,000 Series A preferred stock are not included since they are not convertible until the Company attains certain financial goals, which have not been achieved.

(4) Out of the total shares owned, 7,710,000 consist of shares which would result from the conversion of 1,500,000 shares of Series B preferred stock, which Mr. Egan has the right to acquire within 60 days.

(5) Out of the total shares owned, 855,000 consist of shares which would result from the conversion of 500,000 shares of Series B preferred stock, which Mr. Stakelum has the right to acquire within 60 days.

(6) 3,597,544 of the shares are held in the name of Margaux Investment Management Group, S.A., which is controlled by Mr. Hessel, its president. 428,475 of the shares are held in the name of Isabella Hessel, Mr. Hessel’s daughter. 300,000 of the shares are held in the name of Donna Hessel, Mr. Hessel’s wife.

	Class of
Name	Security	Shares	% of class

Paul Egan	Preferred	1,000,000	100.0%
Ave. Sarasota No.02 8th Floor, Suite 08 Torre Empresarial AIRD La Julia, Santo Domingo Dominican Republic	Series A

Ciaran Egan	Preferred	-	0.0%
Ave. Sarasota No.02 8th Floor, Suite 08 Torre Empresarial AIRD La Julia, Santo Domingo Dominican Republic	Series A

Fionn Stakelum	Preferred	-	0.0%
31 Mespil Road, Ballsbridge	Series A
Dublin 2 Ireland

Carl M. Hessel	Preferred	-	0.0%
31 Mespil Road, Ballsbridge	Series A
Dublin 2 Ireland

All Directors and officers	Preferred	1,000,000	100.0%
as a group (4 persons)	Series A

	Class of
Name	Security	Shares	% of class

Paul Egan	Preferred	2,000,000	50.0%
Ave. Sarasota No.02 8th Floor, Suite 08 Torre Empresarial AIRD La Julia, Santo Domingo Dominican Republic	Series B

Ciaran Egan	Preferred	1,500,000	37.5%
Ave. Sarasota No.02 8th Floor, Suite 08 Torre Empresarial AIRD La Julia, Santo Domingo Dominican Republic	Series B

Fionn Stakelum	Preferred	500,000	12.5%
31 Mespil Road, Ballsbridge	Series B
Dublin 2 Ireland

Carl M. Hessel	Preferred	-	0.0%
31 Mespil Road, Ballsbridge	Series B
Dublin 2 Ireland

All Directors and officers	Preferred	4,000,000	100.0%
as a group (4 persons)	Series B

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted two equity compensation plans (neither of which have been approved by our shareholders):

(a) Non-Employee Directors and Consultants Retainer Stock Plan.

        On October 25, 2001, we adopted a Non-Employee Directors and Consultants Retainer Stock Plan (we adopted Amendment No. 4 to this plan on December 20, 2004). The purposes of the plan are to enable us to promote our interests by attracting and retaining non-employee directors and consultants capable of furthering our business and by aligning their economic interests more closely with those of our shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 75,000,000 shares of common stock have been registered under this plan as a result of Form S-8's filed with the SEC. Through June 30, 2006, we had issued 71,842,010 shares of common stock under this plan and options to purchase 1,512,605 shares of stock were unexercised, leaving 1,645,385 shares of common stock remaining to be issued as of that date.

(b) Stock Incentive Plan
        On October 25, 2001, we adopted a Stock Incentive Plan (we adopted Amendment No. 3 to this plan on December 20, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees to receive options to purchase our common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to our long-term performance and growth, and to attract and retain employees. A total of 70,000,000 shares of common stock have been registered under this plan under Form S-8's filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through June 30, 2006, we had issued 62,296,518 shares of common stock under this plan, and options to purchase 625,000 shares of common stock were unexercised, leaving 7,081,482 shares of common stock available to be issued as of that date.

Equity Compensation Plan Information
as of June 30, 2006

Individual Option/SAR Grants in Fiscal Year Ended June 30, 2005.

Percent of total
	Number of securities	options / SARs granted	Exercise
	underlying	to employees in	or base	Expiration
Name	Options / SARs granted	fiscal year	price ($/sh)	date

None	0	0	0	0

Aggregated Option/SAR Exercises In Fiscal Year Ended June 30, 2006 and Fiscal Year-End Option/SAR Values

Number of
			securities	Value of
			underlying	unexercised
			unexercised	in-the-money
			options/SARs	options/SARs
			at FYE (#)	at FYE ($)
	Shares acquired		exercisable/	exercisable/
Name	on exercise (#)	Value realized ($)	unexercisable	unexercisable

None	0	0	0	0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the past two years there have been no relationships, transactions, or proposed transactions to which we were or are to be a party, in which any of the directors, executive officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

    (a) On August 23, 2003, we entered into a consulting agreement with Margaux Investment Management Group S.A., which is controlled by Carl Hessel, its president (see Exhibit 10.3). Under this consulting agreement, Margaux agreed to, among other things, provide advice and counsel regarding strategic business and marketing plans, strategy and negotiations with potential, clients/distributors, users\end-users, candidates, joint ventures, corporate partners, investors and capitalists. Under this agreement, we agreed to compensate Margaux the sum of 5,000,000 restricted shares of common stock per year for the two-year term of this agreement.

    (b) The Company’s president, Paul Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company’s cash. At June 30, 2006, $19,730 of accrued salaries were owed to Paul Egan, compared to $150,753 at June 30,2005.

    (c) The Company’s chief financial officer, Ciaran Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company’s cash. At June 30, 2006, $20,444 of accrued salaries were owed to Ciaran Egan, compared to $112,800 at June 30, 2005.

    (d) Paul Egan has advanced us funds for our operations. These amounts include advances of $0 and accrued interest of $0 at June 30, 2006 and advances of $169,177 and accrued interest of $17,894 at June 30, 2005.

    (e) Ciaran Egan has advanced funds to us for our operations. These amounts include advances of $0 and accrued interest of $0 at June 30, 2006 and advances of $8,208 and accrued interest of $904 at June 30, 2005.

    (f) On June 30, 2005, we issued a total of 7,000,000 shares of common stock to Carl Hessel and Fionn Stakelum, two of our directors, as compensation for services performed. Mr. Hessel provided financial consulting and advisory services, and Mr. Fionn’s services were in his capacity as our Director of European Operations.

    (g) During the year ended June 30, 2006, we granted 300,000 shares of the Company’s common stock valued at $81,000 to Donna Hessel, the wife of our Chairman. Ms. Hessel has considerable experience in the areas of finance and operations and provides the Company with strategic and operational consulting services.

    (h) During the year ended June 30, 2005, we agreed to issue 1,000,000 shares of our Series B preferred stock to Paul Egan, and 500,000 shares of our Series B preferred stock to Ciaran Egan in exchange for services rendered during the year. The value the shares based upon the quoted market price of our underlying common shares at the time the obligation was incurred was $4,140,000, and was charged to operations during the year ended June 30, 2005.  We issued the Series B Preferred shares to our officers during the year ended June 30, 2006.

    (i) We are provided office space in Geneva, Switzerland at no cost to us by Mr. Hessel.

ITEM 13. EXHIBITS

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

          The aggregate fees billed for each of the last two fiscal years for professional services rendered by Russell Bedford Stefanou Mirchandani LLP and Stonefield Josephson, Inc. (collectively, "Accountants") for the audit of our annual financial statements, and review of financial statements included in our Form 10-QSB's: 2006: $210,817; and 2005: $173,631.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees above:  2006: $25,600; and 2005: $0.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: $0.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: $0.

Pre-Approval of Services by Audit Committee

Our policy is to have the audit committee pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All services performed by our independent auditors in fiscal 2006 and fiscal 2005 were approved in accordance with the audit committee’s pre-approval policies.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FreeStar Technology Corporation

Date: September 29, 2006	By:	/s/ Paul Egan
Paul Egan
President/Chief Executive

KNOWN BY ALL PERSONS THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Egan and Ciaran Egan, or any one of them, their attorneys-in-fact and agents with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul Egan	/s/ Ciaran Egan
Paul Egan	Ciaran Egan
President and Chief Executive Officer (Principal Executive Officer) and Director	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer) and Director
Date: September 29, 2006	Date: September 29, 2006

/s/ Fionn Stakelum	/s/ Carl M. Hessel
Fionn Stakelum	Carl M. Hessel
Director	Director
Date: September 29, 2006	Date: September 29, 2006

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated November 17, 1999 (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 3, 2000).

3.2	Certificate of Amendment of Articles of Incorporation, dated September 8, 2000 (incorporated by reference to Exhibit 3.4 of the Form S-8 filed on August 17, 2001).

3.3	Certificate of Amendment to Articles of Incorporation, dated February 15, 2001 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 20, 2001)

3.4	Certificate of Amendment to Articles of Incorporation, dated December 15, 2002 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on March 12, 2003).

3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2003 (incorporated by reference to Exhibit 3.5 of the Form 10-QSB filed on March 12, 2003).

3.6	Bylaws, dated November 17, 1999 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 3, 2000)

4.1
Certificate of Powers, Designations, Preferences and Rights of Series A Preferred Stock of the Company, dated August 10, 2001 (incorporated by reference to Exhibit 4 of the Form 8-K filed on August 14, 2001).

4.2	Non-Employee Directors and Consultants Retainer Stock Plan, dated October 25, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on November 9, 2001).

4.3	Employee Stock Incentive Plan, dated October 25, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on November 9, 2001).

4.4	Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated November 15, 2002 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on December 11, 2002).

4.5	Amended and Restated Stock Incentive Plan, dated November 15, 2002 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on December 11, 2002).

4.6
Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No, 2), dated May 25, 2003 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on June 2, 2003).

4.7	Amended and Restated Stock Incentive Plan (Amendment No, 2), dated May 25, 2003 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on June 2, 2003).

4.8
Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3), dated April 7, 2004 (incorporated by reference to Exhibit 4 of the Form S-8 PSO filed on April 19, 2004).

4.9
Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 4), dated December 20, 2004 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on January 26, 2005).

4.10	Amended and Restated Stock Incentive Plan (Amendment No. 3), dated December 20, 2004 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on January 26, 2005).

4.11	Form of Option to Purchase Shares of Common Stock, dated February 21, 2005 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on May 12, 2005).

4.12	Certificate of Designation (Series A), dated June 9, 2005 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on October 20, 2005).

4.13	Certificate of Designation (Series B), dated June 9, 2005 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on October 20, 2005).

10.1	Employment Agreement between the Company and Ciaran Egan, dated August 9, 2001 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 14, 2001).

10.2	Employment Agreement between the Company and Paul Egan, dated August 9, 2001 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on August 14, 2001).

10.3	Consulting Agreement between the Company and Margaux Investment Management Group S.A., dated August 23, 2003 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB/A filed on October 28, 2004).

10.4	Addendum to Employment Contract between the Company and Paul Egan, dated August 9, 2004 (incorporated by reference to Exhibit 10.4 of the Form 10-KSB/A filed on October 28, 2004).

10.5	Addendum to Employment Contract between the Company and Ciaran Egan, dated August 9, 2004 (incorporated by reference to Exhibit 10.5 of the Form 10-KSB/A filed on October 28, 2004).

10.6	Rescission Agreement between the Company and TransAxis, Inc., dated August 24, 2004 (effective on June 17, 2004) (incorporated by reference to Exhibit 10 of the Form 8-K/A filed on August 26, 2004).

10.7	Employment Agreement between the Company and Angel Pacheco, dated April 1, 2005 (incorporated by reference to Exhibit 10 of the Form 8-K filed on May 10, 2005).

21	Subsidiaries of the Company (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of attorney (included in signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (furnished herewith).

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

JUNE 30, 2006 AND 2005

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

FREESTAR TECHNOLOGY CORPORATION

FREESTAR TECHNOLOGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FreeStar Technology Corporation

We have audited the accompanying consolidated balance sheet of FreeStar Technology Corporation and subsidiaries (the "Company") as of June 30, 2006 and the related consolidated statements of losses, stockholders'equity, and cash flows for each of the two years in the period ended June 30, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2006, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

New York, New York
September 1, 2006

FREESTAR TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006

ASSETS

Current assets:
Cash and cash equivalents	$2,972,135
Accounts receivable, net of allowance for doubtful
accounts of $53,394 (note 2)	307,181
Other current assets (note 3)	133,643
Inventory ( note 4)	105,780

Total current assets	3,518,739

Property, plant and equipment, net of accumulated depreciation and
amortization of $78,879 at June 30, 2006 (note 5)	125,921

Software license, net of accumulated amortization of $804,836 at June 30, 2006	1,456,319
Customer relationships and contracts, net of accumulated amortization
of $582,219 at June 30, 2006 (note 6)	1,384,985
Software, net of accumulated amortization of $750,599 at June 30, 2006 (note 6)	1,901,927

Total assets	$8,387,891

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 7)	1,071,245

Stockholders' Equity: (notes 12, 13, 14)
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000
Convertible preferred stock, series B, $0.001 par value,
4,000,000 shares authorized, 4,000,000 issued and outstanding	4,000
Additional paid-in capital - preferred stock	6,368,058
Common stock, $0.001 par value, 500,000,000 shares authorized;
183,367,427 shares issued and outstanding	183,367
Additional paid-in capital - common stock	60,998,915
Common stock subscrptions receivable	(175,792)
Common stock subscribed	952,500
Deferred compensation	(2,792,325)
Accumulated deficit	(58,113,714)
Accumulated other comprehensive gain (loss)	(109,363)

Total stockholders' equity	7,316,646

Total liabilities and stockholders' equity	$8,387,891

The accompanying notes form an integral part of these consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF LOSSES
FOR THE YEARS ENDED JUNE 30,

	2006	2005

Revenue	$2,097,749	$1,602,819
Cost of revenue	2,078,696	1,695,069
Gross profit	19,053	(92,250)

Selling, general and administrative expenses	13,913,969	21,299,941
Loss from operations	(13,894,916)	(21,392,191)
Other income (expenses):
Legal settlement cost	(53,261)	(1,032,289)
Gain on legal settlement	-	350,000
Gain (loss) on disposal of assets	2,211	(1,209)
Interest income/(expense)	53,807	(26,774)
Loss before income taxes	(13,999,773)	(22,102,463)

Income taxes (benefit)	-	-
Net Loss	(13,999,773)	(22,102,463)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	(25,354)	(74,594)
Comprehensive loss	$(14,025,127)	$(22,177,057)

Loss per share - basic	$(0.09)	$(0.28)

Weighted average shares outstanding - basic	163,229,950	79,929,410

Weighted average shares outstanding - diluted	188,056,642	86,214,956

The accompanying notes form an integral part of these consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED JUNE 30, 2006

											Stock
	Preferred stock					Common stock			Share		issued in	Common			Accumulated	Total
	Series A		Series B		Additional			Additional	Cancellation	Deferred	advance of	Stock	Subscription	Accumulated	Other Comp	Shareholders
	Shares	Amount	Shares	Amount	paid-in capital	Shares	Amount	paid-in capital	Receivable	compensation	transaction	Subscribed	receivable	deficit	Inc ( Loss)	Deficit

Balance at June 30, 2004	1,000,000	$1,000	2,500,000	$2,500	$2,229,558	67,932,035	$67,932	$28,362,238	-	$(1,396,290)	-	-	$(1,077,693)	$(22,011,474)	$(9,415)	$3,583,728

Issuance of common stock to consultants and legal advisors for professional fees	-	-	-	-	-	14,480,534	14,481	4,258,664	-	(1,531,037)	-	-	-	-	-	2,742,107

Fair value of options issued to consultants	-	-	-	-	-	-	-	912,774	-	-	-	-	-	-	-	912,774

Intrinsic value of options issued to officers	-	-	-	-	-	-	-	1,225,000	-	-	-	-	-	-	-	1,225,000

Issuance of common stock for exercise of options by consultants	-	-	-	-	-	7,121,379	7,121	1,197,679	-	-	-	-	-	-	-	1,204,800

Cancellation of shares previously issued to consultant in error	-	-	-	-	-	(142,857)	(143)	(149,857)	-	-	-	-	-	-	-	-

Debt converted into common stocks	-	-	-	-	-	5,000,000	5,000	745,000	-	-	-	-	-	-	-	750,000

Grant of shares of common stock to officers	-	-	-	-	-	20,000,000	20,000	4,580,000	-	-	-	-	-	-	-	4,600,000

Exercise of options by officers	-	-	-	-	-	5,000,000	5,000	45,000	-	-	-	-	(50,000)	-	-	-

Shares cancelled due to legal settlement	-	-	-	-	-	(714,285)	(714)	(349,286)	-	-	-	-	-	-	-	(350,000)

Adjust deferred compensation	-	-	-	-	-	-	-	-	-	1,680,084	-	-	-	-	-	1,680,084

Cash collected on subscriptions receivable	-	-	-	-	-	-	-	-	-	-	-	-	429,000	-	-	429,000

Warrants issued in legal settlement	-	-	-	-	-	-	-	431,717	-	-	-	-	-	-	-	431,717

Write-off subscriptions receivable	-	-	-	-	-	-	-	-	-	-	-	-	698,693	-	-	698,693

Warrants issued for consulting services	-	-	-	-	-	-	-	647,150	-	-	-	-	-	-	-	647,150

Series A Preferred Stock issued to officers	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-

Write-off unrecovered shares of common stock	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,434,628

Rounding	-	-	-	-	-	206	-	-	-	-	-	-	-	-	-	-

Loss for the year ended June 30, 2005	-	-	-	-	-	-	-	-	-	-	-	-	-	(22,102,468)	(74,594)	(22,177,062)

Balance at June 30, 2005	1,000,000	$1,000	2,500,000	$2,500	$2,229,558	118,677,012	$118,677	$41,906,079	-	$(1,247,243)	-	-	$-	$(44,113,942)	$(84,009)	$(1,187,381)

Preferred stock issued to officers as compensation	-	-	1,500,000	1,500	4,138,500	-	-	-	-	-	-	-	-	-	-	4,140,000

Common stock issued for options / warrants exercised	-	-	-	-	-	10,885,685	10,886	1,501,071	-	-	-	-	-	-	-	1,511,957

Common stock issued to consultants and employees for services	-	-	-	-	-	11,228,857	11,229	4,855,700	-	-	-	352,500	-	-	-	5,219,429

Shares previously issued for services, returned for cancellation	-	-	-	-	-	(378,574)	(378)	(262,972)	-	-	-	-	-	-	-	(263,350)

Shares issued in March 23, 2006 financing	-	-	-	-	-	22,850,000	22,850	4,041,150	-	-	-	-	(175,792)	-	-	4,064,000

Shares sold for cash - other financings	-	-	-	-	-	11,212,291	11,212	1,564,580	-	-	-	600,000	-	-	-	2,000,000

Options and warrants issued to employees and consultants for services	-	-	-	-	-	-	-	1,166,863	-	-	-	-	-	-	-	1,166,863

Adjust deferred compensation	-	-	-	-	-	-	-	-	-	(1,545,082)	-	-	-	-	-	(1,545,082)

Extension of life of options and warrants issued to consultant	-	-	-	-	-	-	-	259,305	-	-	-	-	-	-	-	259,305

Common stock issued as commission for equity financing	-	-	-	-	-	7,600,000	7,600	(2,904,400)	-	-	-	-	-	-	-	2,912,000

Fair value of warrants issued as commission for equity financing	-	-	-	-	-	-	-	2,360,770	-	-	-	-	-	-	-	2,360,770

Shares issued in legal settlement	-	-	-	-	-	108,695	108	53,152	-	-	-	-	-	-	-	53,260

Shares issued for conversion of note payable	-	-	-	-	-	1,183,461	1,183	648,817	-	-	-	-	-	-	-	650,000

Loss for the year ended June 30, 2006	-	-	-	-	-	-	-	-	-	-	-	-	-	(13,999,773)	(25,354)	(14,025,127)

Balance at June 30, 2006	1,000,000	$1,000	4,000,000	$4,000	$6,368,058	183,367,427	$183,367	$60,998,915	-	$(2,792,325)	-	952,500	$(175,792)	$(58,113,714)	$(109,363)	$7,316,646

The accompanying notes form an integral part of these consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30,

	2006	2005
Cash flows used for operating activities:
Net loss	$(13,999,773)	$(22,102,463)

Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Cost of unrecovered shares issued	-	2,434,628
Gain on disposal of fixed assets	(2,211)	-
Bad debt expense	20,291	-
Gain on extinguishment of debt	-	(350,000)
Amortization of discount on note	42,978	6,450
Loss on legal settlement	-	1,032,289
Loss on disposal of fixed assets	-	1,209
Depreciation and amortization	655,000	645,508
Non-cash compensation	10,109,934	16,645,799
Common stock issued in legal settlement	53,260	-
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	(150,144)	(18,058)
Inventory	(103,692)	-
Other assets	(95,415)	(30,687)

Increase (decrease) in liabilities
Accounts payable and accrued expenses	(378,975)	49,521
Due to shareholders	-	263,557
Payment of accrued salary to officers	(263,557)	-

Total adjustments	9,887,468	20,680,216

Net cash used by operating activities	(4,112,304)	(1,422,247)

Cash flows provided by (used for) investing activities:
Purchase of fixed assets	(71,850)	(89,956)
Cash from sale of fixed assets	2,223	4,054
Purchase of software and capitalized software cost	(926,884)	(539,162)
Net cash used by investing activities	(996,511)	(625,064)

Cash flows provided by (used for) financing activities:
Proceeds from issuance of demand loans	-	900,000
Proceeds from sale of common stock	6,064,000	-
Advanced from related parties	-	122,100
Payments to related parties for advances	(185,105)	-
Proceeds from exercise of stock options/warrants	1,582,957	1,054,800
Cash collected from subscriptions receivable	-	429,000

Net cash provided by financing activities	7,461,852	2,505,900

Net increase (decrease) in cash and cash equivalents	2,353,037	458,589

Foreign currently translation adjustments	(13,580)	(32,116)

Cash and cash equivalents, beginning of period	632,678	206,205
Cash and cash equivalents, end of period	$2,972,135	$632,678

The accompanying notes form an integral part of these consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, (CONTINUED)
	2006	2005

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

Effect of reverse split of common stock	$-	$410,112

Shares, warrants, and options issued for services	$11,918,367	$2,586,108

Cancellation of shares of common stock	$(263,350)	$150,000

Adjustment of deferred compensation	$(1,545,081)	$1,680,073

Issuance of common stock to officers	$-	$4,600,000

Issuance of options to officers	$-	$1,225,000

Fair value of options issued to consultants and employees	$-	$913,012

Gain on extinguishment of debt	$-	$727,459

Gain on legal settlement	$-	$350,000

Conversion of debt to common stock	$-	$900,000

Shares issuable to an employee for services	$352,500	$-

Write-off of stock options receivable	$-	$698,693

Issuance of warrants for legal settlement	$-	$431,717

Issuance of warrants for consulting expense	$-	$647,150

Issuance of convertible note for legal settlement	$-	$650,000

Issuance of common stock for subscriptions receivable	$175,792	$-

Conversion of note payable to common stock	$650,000	$-

Imputed interest on note issued for legal settlement	$-	$49,428

Accrual of value of Series B preferred stock to be issued to officers	$-	$4,140,000

Common stock issued in legal settlement	$53,260	$-

Imputed interest on note issued for legal settlement	$42,978	$-

Issuance of Series Preferred B stock related to officer compensation accrued prior period	$4,140,000	$-

The accompanying notes form an integral part of these consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATON

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 AND 2005

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company (formerly Freestar Technologies) was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Dublin, Ireland; the Company also has offices in Helsinki, Finland; Stockholm, Sweden; Geneva, Switzerland; and Santo Domingo, the Dominican Republic.

The Company intends to derive revenues from its core payment processing products, which include: (1) Authorization: transaction fees it receives from processing online point of sale terminal transactions; (2) Point of Sale: sales of “Point of Sale” terminals; (3) Transaction Fees: stemming from its Internet Payment Gateway; (4) Dynamic Currency Conversion: credit card services to merchants and acquiring banks (the Company will provide transaction gateway services and settlement with participating banking institutions); (5) Private Label Cards: transaction management services provided for a private label card issuer; and (6) Consulting Fees: consulting services provided to financial institutions and merchants.

Going Concern
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $13,999,773 for the year ended June 30, 2006 and $22,102,463 for the year ended June 30, 2005, and had an accumulated deficit of $ 58,113,714 as of June 30, 2006.

The Company cannot be certain that anticipated revenues from operations will be sufficient to satisfy its ongoing capital requirements. Management’s belief is based on the Company’s operating plan, which in turn is based on assumptions that may prove to be incorrect. If the Company’s financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for expansion, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Rahaxi Processing Oy (“Rahaxi”) and Freestar Technologies Ireland, Ltd. (“Freestar Ireland”) (and its wholly owned subsidiary Freestar Processing Oy. (“Freestar Finland”)). The consolidation of Rahaxi is effective January 16, 2003. The consolidation of Freestar Ireland was effective April 2002, and the consolidation of Freestar Finland was effective October 2002. All material intercompany transactions have been eliminated upon consolidation of these entities.

Use of Estimates

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which superseded SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No.101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4)collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force (“EITF”) No. 00-21, “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company’s consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF No. 00-21.

For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of EITF No. 00-21. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of EITF No. 00-21 are combined into one unit of accounting, and the appropriate revenue recognition method is applied under SAB No. 101. Processing fee revenue is earned based upon the actual number of transactions processed through the Company’s processing system. Transaction processing fees are recognized in the period that the service is performed. These fees are typically charged on a per transaction basis, depending on the arrangement with the customer.

Cash and Cash Equivalents

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $307,181 at June 30, 2006.

Accounting for Bad Debts and Allowances

Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. The management periodically evaluates past due or delinquency of accounts receivable in evaluating its allowance for doubtful accounts. Allowance for doubtful accounts was $53,394 at June 30, 2006.

Inventories
Inventories are stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of equipment held for resale (see Note 4).

Segment information

The company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) upon the first date of required adoption. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions regarding the allocation of resources and asset performance. The information disclosed herein materially represents all of the financial information related to the company’s principal operating segment.

Property and Equipment

Property and equipment are valued at cost. Depreciation is provided over the estimated useful lives up to four years using the straight line and declining balance method. Leasehold improvements are depreciated on a straight-line basis over the term of the lease.

The estimated service lives of property and equipment are as follows:

Computer equipment:	3 to 4 years
Furniture and office equipment:	3 to 5 years
Leasehold improvements:	3 years

Research and Development

Research, development, and engineering costs are expensed in the year incurred.

These costs were $692,888 for the year ended June 30, 2006 and $498,584 for the year ended June 30, 2005, respectively.

Long-Lived Assets

In accordance with SFAS No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. During the years ended June 30, 2006 and 2005, there were no such write-offs.

Goodwill and Purchased Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Effective for fiscal years beginning after December 15, 2001, SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets , consisting of software licenses and customer relationships and contracts, are amortized on a straight-line basis over 10 years, representing the remaining life of the assets.

Advertising
The Company expenses advertising costs when incurred. The Company did not incur any material advertising costs during the years ended June 30, 2006 and 2005.

Income Taxes

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

Fair Value of Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, notes payable, bank overdraft, line of credit, accounts payable and accrued expenses, none of which is held for trading, approximates their estimated fair values due to the short-term maturities of those financial instruments.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2006 and 2005, and for the years then ended, the Company reported the foreign currency translation adjustment as other comprehensive income (loss) in the consolidated financial statements.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding warrants, options, and shares issuable upon conversion of preferred stock to common stock from the calculation of diluted net loss per share because these securities are anti-dilutive. The Company has excluded 24,826,692 and 8,063,587 of potential shares from the computation for the years ended June 30, 2006 and 2005, respectively.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $13,999,773 and of $22,102,463 for the years ended June 30, 2006 and 2005, respectively, and has an accumulated deficit of $58,113,714 as of June 30, 2006. The Company had current assets of $3,518,739 and current liabilities of $1,071,245 for net working capital of $2,447,494 as of June 30, 2006. The Company’s operations are subject to all risks inherent in the establishment of a new business enterprise.

Concentrations of Credit Risk
Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. Concentrations of credit risk with respect to trade receivables are limited to the large number of customers comprising the Company’s customer base. The Company’s customers are concentrated primarily in Europe and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $53,394 at June 30, 2006.  The Company's two largest customers accounted for approximately 15% and 10% of its sales for the year ended June 30, 2005. The Company had one customer that accounted for approximately 10% of sales for the year ended June 30, 2006

Reclassification

Certain reclassification have been made in prior years’ financial statements to conform to classifications used in the current year.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segments:  transaction processing fees generated by Rahaxi, its wholly-owned subsidiary.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated Other Comprehensive Income (Loss). Foreign currency transaction (losses)/gains are included in Other (expense) income and totaled $25,354 and $(74,594) in fiscal years 2006 and 2005, respectively.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123R) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R we accounted for stock option grant in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123® applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123®. Prior periods were not restated to reflect the impact of adopting the new standard.

A summary of option activity under the Plan as of June 30, 2006, and changes during the period then ended are presented below:

	Options	Weighted- Average Exercise Price

Outstanding at June 30, 2005	500,000	$0.15
Issued	775,000	0.28
Exercised	(650,000)	(0.12)
Forfeited or expired	--	--
Outstanding at June 30, 2006	625,000	$0.34
Non-vested at June 30, 2006	--	--
Exercisable at June 30, 2006	625,000	$0.34

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006 was $331,250. Aggregate intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.53 as of June 30, 2006, and the exercise price multiplied by the number of options outstanding. As of June 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $329,343 and $0 for the twelve-month periods ended June 30, 2006 and 2005, respectively.

The modified transition method of SFAS 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123R regarding net loss an net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123R. For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts are as follows:

	June 30, 2006	June 30, 2005
Net loss, as reported	$(13,999,773)	$(22,102,463)

Compensation recognized under under APB No. 25	34,500	1,225,000

Compensation expense under SFAS No. 123	(34,500)	(1,329,451)
Pro forma net loss	$(13,999,773)	$(22,206,914)
Pro forma loss per share	$(0.08)	$(0.28)

Capitalized software development costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for use in our transaction processing software. These costs include (i) the purchase of off-the-shelf software modules from a third party vendor to be added to the Company’s Base24 transaction processing software, and (ii) the customization and installation of these modules. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Capitalized development costs are amortized on a straight-line basis over the estimated economic lives of the products, beginning when the product is placed into service. The following software costs are expensed as incurred: (i) Research and development costs incurred prior to establishing technological feasibility; (ii) maintenance costs paid to the provider of the off-the-shelf modules; in-house costs of software development unrelated to the Company’s Base24 transaction processing software. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the twelve months ended June 30, 2006, the Company placed into service and began amortizing approximately $1,214,000 of software. The total net book value of software in service at June 30, 2006 is approximately $1,054,000. During the twelve months ended June 30, 2006, the Company has capitalized totaling $926,884. The total net book value of software under development at June 30, 2006 is approximately $893,894. At June 30, 2006, total software capitalized under SFAS No. 86 is $2,698,724, net of accumulated amortization of $750,599.

Software costs also include the Enhanced Transactions Secured Software (“ETSS”), which was originally contributed by the founder and president of ePayLatina, S.A., Paul Egan, who is also president of the Company. This software is essential for the use of the Company’s ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three to six years. These costs have been substantially amortized as of June 30, 2006.

Significant recent accounting pronouncements

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In February 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. An entity may make a one-time election to adopt the transition method described in this guidance and may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this guidance, which was November 11, 2005. The company has elected not to adopt the alternative transition method provided in FAS 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123R.

Effective January 1, 2006, the company adopted FAS 123R using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at January 1, 2006 will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. In accordance with the modified prospective transition method, our statements of operations for periods prior to January 1, 2006 will not be restated to reflect the impact of FAS 123R.

Our calculation of share-based compensation expense in future periods will be calculated using the Black-Scholes option valuation model and will include the portion of share-based payment awards that is ultimately expected to vest during the period and therefore will be adjusted to reflect estimated forfeitures. SFAS 123® requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred. For share awards granted after January 1, 2006, expenses will be amortized under the straight-line attribution method. For share awards granted prior to 2006, expenses are amortized under the straight-line single option method prescribed by SFAS 123. We expect that our adoption of FAS 123R in 2006 will have a material impact on our results of operations and net loss per share.

2. ACCOUNTS RECEIVABLE

At June 30, 2006 Accounts Receivable consists of:

Amounts receivable from customers	$360,575
Less: Reserve for doubtful accounts	(53,394)
Accounts receivable, net	$307,181

3. OTHER CURRENT ASSETS

Other current assets consists of the following at June 30, 2006:

Other receivables	$66,005
Employee salary advances	37,622
Deposits	30,016
Total	$133,643

4. INVENTORIES

Inventory at June 30, 2006 consists of the Company’s Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories as of June 30, 2006 are as follows:

Finished goods	$105,780
Total	$105,780

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2006 is as follows:

Computer equipment	$130,789
Furniture and office equipment	66,237
Leasehold improvements	7,774
204,800
Less accumulated depreciation and amortization	(78,879)
Property and equipment, net	$125,921

Depreciation and amortization expense for property and equipment amounted to $41,448 and $29,630 respectively, for the years ended June 30, 2006 and 2005.

During the year ended June 30, 2006, the Company sold fixed assets with a net book value of $0 for cash proceeds of $2,223 which resulted in a gain of $2,211 on the disposal of fixed assets. During the year ended June 30, 2005, the Company sold fixed assets with a net book value of $5,263 for cash proceeds of $4,054 which resulted in a loss of $1,209 on disposal of fixed assets.

6. ACQUISTION OF INTANGIBLE ASSETS

The costs to acquire intangible assets have been allocated to the assets acquired according to the estimated fair values. The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying values at June 30, 2006 are:

					Weighted
	Gross				Average
	Carrying	Accumulated		Residual	Amortization
	Amount	Amortization	Net	Value	Years
Amortizable
Intangible Assets:
Software and related development costs	$2,652,526	$750,599	$1,901,927	$0	4.6
Customer
Relationships and Contracts	$1,967,204	$582,219	$1,384,985	$0	10.0
Software Licenses	$2,261,156	$804,836	$1,456,319	$0	10.0

Total amortization expense charged to operations for the year ended June 30, 2006 and 2005 was $613,552 and $615,878, respectively.

Estimated amortization expense as of June 30, 2006 is as follows:

2007	$735,000
2008	735,000
2009	735,000
2010	685,000
2011	915,000
Thereafter	1,218,231

Total	$4,743,231

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2006 are as follows:

Accounts payable and accrued expenses	$963,834
Payroll and related expenses	107,411

$1,071,245

8. NOTES PAYABLE

On May 12, 2005, the Company entered into a settlement agreement with Sportingbet PLC (“Sportingbet”) whereby the Company and Sportingbet agreed to mutually release each other from all liabilities and claims. Pursuant to the settlement agreement, the Company issued to Sportingbet its one-year convertible note in the amount of $650,000 due May 12, 2006 (the “Sportingbet Note”). The Sportingbet Note had no stated interest rate for the first year, and an interest rate of 8% per annum thereafter. The Sportingbet Note was convertible into the Company’s common stock at the option of the Company beginning on the tenth day prior to the maturity date and ending on the tenth day after the maturity date of the note. The conversion price was to be computed at the average of the daily closing prices for the Company’s common stock for the 90 consecutive full trading days prior to the maturity date. The Company imputed interest on the Sportingbet Note at the rate of 8% for a discount of $49,428. During the twelve months ended June 30, 2006, the Company amortized to interest expense the amount of  $42,978. The Sportingbet note payable was converted to 1,183,283 shares of common stock on May 12, 2006. (see note 14).

9. SEGMENT INFORMATION

The Company currently operates two business segments: (1) the sale of its secure transaction processing system ePayPad and related service (Paysafe), and (2) transaction processing fees and consulting fees generated through its wholly owned subsidiary, Rahaxi Processing Oy. Intercompany receivable and payable are subtracted from the total assets and liabilities for the segments, that are eliminated in consolidation and therefore, do not themselves impact consolidated results.

The following table summarizes segment asset and operating balances by reportable segment:

	June 30, 2006	June 30, 2005
Net Sales to External Customers:
Corporate	$--	$--
PaySafe	--	--
Rahaxi	2,097,749	1,602,819
Total Sales to External Customers	$2,097,749	$1,602,819

Depreciation and Amortization:
Corporate	$--	$--
PaySafe	25,461	55,174
Rahaxi	629,539	590,334
Total Depreciation and Amortization	$655,000 $	645,508

General and Administrative Expense
(not including depreciation
and amortization):
Corporate	$12,106,724	$20,327,808
PaySafe	251,796	231,575
Rahaxi	1,195,126	499,213
Total General and Administrative Expense	$13,553,647	$21,058,596

Capital Expenditures:
Corporate	$--	$--
PaySafe	--	35,913
Rahaxi	998,734	593,205
Total Capital Expenditure	$998,734	$629,118

Operating Income (Loss):
Corporate	$(12,106,724)	$(21,038,141)
PaySafe	(277,257)	(286,687)
Rahaxi	(1,510,934)	(777,635)
Total Operating Income (Loss)	$(13,894,916)	$(22,102,463)

Interest Expense, Net:
Corporate	$43,400	$6,949
PaySafe	4,818	6,711
Rahaxi	5,589	13,114
Total Interest Expense	$53,807	$26,774

Segment Assets:
Corporate	$3,039,276	$506,644
PaySafe	777	71,798
Rahaxi	5,347,838	4,789,302
Total Segment Assets	$8,387,891	$5,367,744

10. RELATED PARTY TRANSACTIONS

Amounts due to related parties at June 30, 2006 consist of the following:

Accrued Salaries - Officers

The Company’s president, Paul Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company’s cash. At June 30, 2006, $19,730 of accrued salaries were owed to Paul Egan, compared to $150,753 at June 30,2005.

The Company’s chief financial officer, Ciaran Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company’s cash. At June 30, 2006, $20,444 of accrued salaries were owed to Ciaran Egan, compared to $112,800 at June 30, 2005.

11. INCOME TAXES

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
The Company operates in several countries. As a result, we are subject to numerous domestic and foreign tax jurisdictions and tax agreements and treaties among the various taxing authorities. Our operations in these jurisdictions are taxed on various bases: income before taxes, deemed profits and withholding taxes based on revenue. The calculation of our tax liabilities involves consideration of uncertainties in the application and interpretation of complex tax regulations in a multitude of jurisdictions across our global operations.

Changes in tax laws, regulations, agreements and treaties, foreign currency exchange restrictions or our level of operations or profitability in each taxing jurisdiction could have an impact upon the amount of income taxes that we provide during any given year.

At June 30, 2006, the Company has available for income tax reporting purposes a net operating loss carryforwards, which may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit because, in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

12. EQUITY COMPENSATION PLANS

Non-Employee Directors and Consultants Retainer Stock Plan

On October 25, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 4 to this plan on December 20, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 75,000,000 shares of common stock have been registered under this plan as a result of Form S-8’s filed with the SEC. Through June 30, 2006, the Company had issued 71,842,010 shares of common stock under this plan and 1,512,605 options were unexercised, leaving 1,645,385 shares of common stock remaining to be issued as of that date.

Stock Incentive Plan

On October 25, 2001, the Company adopted a Stock Incentive Plan (the company adopted Amendment No. 3 to this plan on December 20, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 70,000,000 shares of common stock have been registered under this plan under Form S-8’s filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through June 30, 2006, the Company had issued 62,293,518 shares of common stock under this plan, and 625,000 options were unexercised, leaving 7,081,482 shares of common stock remaining to be issued as of that date.

13. STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

			Weighted		Weighted
		Weighted	Average		Average
Range of		Average Remaining	Exercise Price of		Exercise Price of
Exercise	Number	Contractual	Outstanding	Number	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.15	166,666	9.2	$0.15	166.666	$0.15

$0.49	756,303	6.9	$$0.49	756,303	$0.49

$0.70	756,303	7.0	$0.70	756,303	$0.70

	1,679,272	7.2	$0.54	1,679,272	$0.54

Transactions involving stock options issued to consultants are summarized as follows:

	Weighted Average
	Number of	Exercise
	Shares	Price
Options exercisable at June 30, 2003	1,512,605	$0.60

Granted	1,285,714	$0.27
Exercised	(1,285,714)	$(0.27)
Cancelled / Expired	-	-

Options exercisable at June 30, 2004	1,512,605	$0.60

Granted	8,549,949	$0.15
Exercised	(7,121,378)	$0.17
Cancelled / Expired	-	$-

Options exercisable at June 30, 2005	2,941,176	$0.34

Granted	8,749,996	$0.1439
Exercised	(10,011,901)	$0.139
Cancelled / Expired	-	$-

Options exercisable at June 30, 2006	1,679,271	$0.54

The estimated value of the non-employee stock options vested during the yearsended June 30, 2006 and 2005 were determined using the Black-Scholes optionpricing model and the following assumptions: expected option life of .01 to 6 months, a risk free interest rate of 3.75 to 4.50%, a dividend yield of 0% and expected volatility of 108% to 167%. The amount of the expense charged to operations in connection with granting the options was $867,636 and $1,146,448 during the year ended June 30, 2006 and 2005, respectively. From time to time, there is a timing different between receipt of funds from investors and exercise of options. The Company maintains these amounts in accrued liabilities. During the year ended June 30, 2006, the change in accrued liabilities resulting from these timing differences was approximately $70,500 resulting in remitted to the Company.

During the twelve months ended June 30, 2006, the company extended the life of an option to purchase 1,428,571 shares of common stock granted to a consultant from 2 years to 10 years. The Company valued the increase in the term of this option at $64,616 and charged this amount to operations during the year ended June 30, 2006.

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company’s common stock options issued to employees under a non-qualified employee stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

			Weighted		Weighted
		Weighted	Average		Average
Range of	Number of	Average Remaining	Exercise Price of		Exercise Price of
Exercise	Shares	Contractual	Outstanding	Number of Shares	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options

$0.15	250,000	10.0	$0.15	250,000	$0.15

$0.47	375,000	10.0	$0.47	375,000	$0.47

	625,000	10.0	$0.34	625,000	$0.34

Transactions involving stock options issued to employees are summarized as follows:

	Weighted Average
	Number of	Exercise
	Shares	Price
Options exercisable at June 30, 2003	-	$-

Granted	1,428,571	$0.35
Exercised	(1,428,571)	$0.35
Cancelled / Expired	-	-

Options exercisable at June 30, 2004	-	$-

Granted	5,500,000	$0.02
Exercised	(5,000,000)	$0.01
Cancelled / Expired	-	$-

Options exercisable at June 30, 2005	500,000	$0.15

Granted	775,000	$0.28
Exercised	(650,000)	$0.11
Cancelled / Expired	-	-

Options exercisable at June 30, 2006	625,000	$0.34

The Company received the amount of $75,000 pursuant to these options exercises; the aggregate exercise price of 150,000 of these options of $1,500 was forgiven and this cash was not received.

The weighted-average fair value of stock options granted to employees during the years ended June 30, 2006 and 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2006	2005

Risk-free interest rate at grant date	4.5%	3.8%
Expected stock price volatility	105-115%	176%
Expected dividend payout	0	0
Expected option life (in years)	10.0	3.6

Prior to the adoption if SFAS No. 123R the Company accounted for options in accordance with APB No. 25. Under the APB No. 25 method the Company has accounted for 150,000 options granted, which carried an intrinsic value of $34,500. The Company has issued new options after the adoption of SFAS No. 123R, which account for 625,000 options with a valuation of $264,728 calculated by utilizing the Black-Scholes valuation model.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company’s common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute.(amounts have been adjusted to reflect the reverse stock split and other adjustments):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Shares	Contractual	Outstanding	Shares	Exercisable
Prices	Outstanding	Life (Years)	Warrants	Exercisable	Options

$ 0.2143	1,204,786	1.39	$0.2143	1,204,786	$0.2143

$ 0.75	750,000	1.87	$0.75	750,000	$0.75

$0.98-1.00	1,392,857	3.36	$0.99	13,392,857	$0.99

$1.50	7,954,348	1.78	$1.50	7,954,348	$1.50

$2.50	5,464,130	1.80	2.50	5,464,130	$2.50

$4.50	3,477,174	1.75	4.50	3,477,174	$4.50

$5.50	3,477,174	1.75	5.50	3,477,174	$5.50

$6.50	3,477,174	1.75	6.50	3,477,174	$6.50

8.50	1,986,957	1.75	8.50	1,986,957	$8.50

	41,184,600	2.25	2.77	41,184,600	$2.77

Transactions involving warrants are summarized as follows:

	Weighted Average
	Number of	Exercise
	Shares	Price
Warrants exercisable at June 30, 2003	192,857	$	N/A1

Granted	642,857		$0.98
Exercised	-		$-
Cancelled / Expired	(57,143)		$(4.97)

Warrants exercisable at June 30, 2004	778,571	$	N/A1

Granted	2,928,571		$0.56
Exercised	-		$-
Cancelled / Expired	(135,714)	$	N/A1

Warrants exercisable at June 30, 2005	3,571,428		$0.63

Granted	37,836,957		$2.96
Exercised	(223,785)		$0.214
Cancelled / Expired	-		$-

Warrants exercisable at June 30, 2006	41,184,600		$2.77

(1) Certain warrants were granted at an exercise price based on the market price at the exercise date; therefore, weighted-average exercise prices cannot be determined for those warrants.

During the twelve months ended June 30, 2006, the Company extended the life of an warrant to purchase 1,428,571 shares of common stock granted to a consultant from 2 years to 10 years. The Company valued the increase in the term of this option at $194,688 and charged this amount to operations during the year ended June 30, 2006.

24,836,957 of the warrants issued during the twelve months ended June 30, 2006 were all issued in connection with equity offerings of the Company’s common stock, and accordingly There was no charges to operations for the issuance of these warrants. 13,000,000 of the warrants issued during the twelve months ended June 30, 2006 were commission for the March Financing. The fair value of $2,360,770 of these warrants was charged to operations during the year ended June 30, 2006.

13,000,000 of the warrants issued during the twelve months ended June 30, 2006 were commission for the March Financing. The fair value of $2,360,770 of these warrants was charged to operations during the year ended June 30, 2006

14. CAPITAL STOCK

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.001 per share. The Company has designated 1,000,000 shares of its preferred stock as Series A convertible preferred stock (“Series A Preferred”) and 4,000,000 shares as Series B convertible preferred stock (“Series B Preferred”). As of June 30, 2005, the Company had 1,000,000 shares of Series A Preferred and 2,500,000 shares of Series B Preferred issued and outstanding.

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share. On November 8, 2004, the Company effected a one (1) for seven (7) reverse stock split of its authorized and outstanding shares of common stock; total authorized shares and par value remained unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company had 208,367,427 shares of common stock issued and outstanding as of June 30, 2006.

Series A Preferred Stock

The terms of the Series A Preferred Stock are as follows:

The Series A Preferred shares rank senior to the common stock and each share of the Series A preferred is convertible, under certain conditions, at the option of the holders, into 1.71 shares (post reverse-split) of the Company’s common stock. The 1,000,000 shares of the Series A preferred stock outstanding at June 30, 2005 are thus convertible into 1,710,000 shares (post reverse-split) of the Company’s common stock. The holders of Series A Preferred shares may elect to convert there shares to the Company’s common stock upon the certification after 12 months that the Company has a before tax profit of at least $1,000,000 at which time, one-third of the preferred shares become convertible into common. Then, on each 12-month anniversary date, again on certification of before tax profits of at least $1,000,000, another one third of the preferred shares will convert to common until all of the Series A Preferred shares have been converted. For the years ended June 30, 2006 and 2005, the Company has not met the requisite before tax profits of $1,000,000 and accordingly, no Series A Preferred shares have been eligible for conversion to the Company’s common shares.

The Series A Preferred stockholders are not entitled to receive any dividends declared and paid by the Company but are entitled to all of the voting rights including the right to vote in person or by proxy. Each share of Series A Preferred stock receives 1.71 votes on any issue brought before the shareholders. The Company did not issue any Series A Preferred shares during the years ended June 30, 2006 and 2005.

Series B Preferred Stock

The terms of the Series B Preferred Stock are as follows:

The Series B Preferred shares rank senior to the common stock and each share of the Series B Preferred stock is was originally convertible, at the option of the holders into 12 shares of the Company’s common stock. There were 2,500,000 shares of Series B Preferred stock outstanding at the time of the a 1-for-7 reverse split of the Company’s common stock in November, 2004; the conversion ratio of these 2,500,000 shares of Series B Preferred stock was adjusted for the reverse split, and at June 30, 2006, each of these 2,500,000 shares of Series B Preferred stock are convertible into 1.71 shares of the Company’s common stock, or a total of 4,275,000 shares of common stock.

During the year ended June 30, 2005, the Company agreed to issue 1,000,000 shares of its Series B preferred stock to it’s President, and 500,000 shares of its Series B preferred stock to its Chief Financial Officer in exchange for services rendered during the year. The Company valued the shares based upon the quoted market price of the Company’s underlying common shares at the time the obligation was incurred was $4,140,000 and was charged to operations during the year ended June 30, 2005. These shares were issued during the year ended June 30, 2006. Each of these 1,500,000 shares of Series B Preferred stock are convertible into 12 shares of the Company’s common stock, or a total of 18,000,000 shares of common stock.

Common Stock

Year Ended June 30, 2005:

The Company issued 14,480,534 restricted shares of common stock to consultants and legal advisors for professional fees. The Company recorded the amount of $2,742,108 as non-cash compensation and increased deferred compensation in the amount of $1,531,037.

The Company issued 7,121,379 restricted shares of common stock to consultants upon the exercise of stock options for $1,204,800 cash.

The Company cancelled 142,857 restricted shares of common stock that were previously issued to a consultant in error. Upon cancellation, the amount of $150,000 was removed from shares cancellation receivable.

The Company converted a note payable in the amount of $750,000 into 5,000,000 restricted shares of common stock.

The Company granted 20,000,000 restricted shares of common stock to officers for services to be performed. The amount of $4,600,000 was charged to non-cash compensation.

The Company issued 5,000,000 restricted shares of common stock to officers for the exercise of stock options. The total exercise price was $50,000. The Company initially charged this exercise to options receivable; this receivable was later written-off to non-cash compensation.

The Company cancelled 714,285 restricted shares of common stock due to a legal settlement, and recorded a gain in the amount of $350,000.

Year Ended June 30, 2006:

The Company issued 10,885,685 shares of common stock upon the exercise of options and warrants for cash proceeds of $ 1,582,957. $72,500 of the cash received was credited to accrued liabilities. The exercise price of $1,500 to an employee was forgiven. 9,233,330 of these shares were S-8 registered, and 1,652,355 were restricted

The Company issued 11,228,857 shares of common stock valued at $4,866,929 to consultants and legal advisors for professional fees. 7,753,857 of these shares were S-8 registered, and 3,475,000 were restricted. The Company also committed to issue 750,000 S-8 shares to an employee as a sign-on incentive,, and charged the amount of $352,500 to Common Stock Subscribed. These 750,000 shares were issued subsequent to June 30, 2006.

The Company cancelled 378,574 restricted shares of common stock that were previously issued for services. The amount of $263,350 was credited to operations during the year ended June 30, 2006.

The Company issued 22,850,000 restricted shares of common stock and warrants to purchase additional 42,053,215 shares of common stock at prices ranging from $1.50 to $8.50 for net cash proceeds of $4,063,924.

The Company issued 7,600,000 restricted shares of common stock with a value of $2,912,000 for commission related to the March Financing. The amount of $2,912,000 was charged to operations during the year ended June 30, 2006.

The Company issued 11,212,291 restricted shares of common stock for net proceeds of $1,399,980, including 878,958 shares for which the Company has not yet received cash. Subscriptions receivable was debited in the amount of 175,792 on the Company’s balance sheet at June 30, 2006 for this amount. During the year ended June 30, 2006, the Company also received $600,000 in cash representing subscriptions for 3,000,000 shares of common stock which were not yet issued at June 30, 2006.

The Company issued 108,695 restricted shares of common stock valued at $53,260 pursuant to a legal settlement agreement. The Company charged the amount of $53,260 to operations during the year ended June 30, 2006.

The Company converted a note payable in the amount of $650,000 into 1,183,461 restricted shares of common stock.

March 2006 Financing

On January 27, 2006, the Company signed subscription agreements with a group of offshore investors for the sale of an aggregate of $9.2 million in Company common stock, plus warrants (the “January Financing”). Due to the failure of the investment group to timely fund in full the first payment required for the purchase of shares and warrants, the Company terminated the January Financing; all shares and warrants issued thereunder were returned by the escrow holder to the Company for cancellation, and any funds received pursuant to the January Financing were returned by the escrow holder to the investors.

In March 2006, a group of European investors (collectively, the “March Investors”), lead by Olympia Holding AS, informed the Company that they were willing to invest on the same terms and conditions that were negotiated for the now-terminated January Financing, and the Company agreed to this financing transaction with the March Investors (the “March Financing”).

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares which will be held in escrow by Carl Hessel ("Escrow Holder"), a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million is due immediately, with a second payment of $4.6 million due within three months thereafter. As of June 30, 2006, the Company had received cash in the net amount $4,569,924 pursuant to the March Financing, and had issued 22,850,000 shares of common stock and warrants to purchase an additional 24,836,957 shares. The Company also issued to consultants 7,600,000 shares of unregistered common stock with a fair value of $2,912,000; warrants to purchase 12,000,000 shares of common stock at a price of $1.00 per share with a fair value of $2,212,684; and warrants to purchase an additional 1,000,000 shares of common stock at a price of $1.50 with a fair value of $148,086 as commission to consultants related to the March Financing. The Company charged the aggregate amount of $5,272,770 to operations during the twelve months ended June 30, 2006 with regard to the issuance of these shares and warrants.

The warrants to be issued pursuant to the investors in the March Financing are as follows:

	Number of shares of Company
	Common Stock underlying Warrants
Exercise Price
Per Share	When fully subscribed	At June 30, 2006

$1.50	14,000,000	6,954,348
$2.50	11,000,000	5,464,130
$4.50	7,000,000	3,447,174
$5.50	7,000,000	3,447,174
$6.50	7,000,000	3,447,174
$8.50	4,000,000	1,986,957

	50,000,000	24,836,957

All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

April 2006 Financing
In April 2006, the Company signed subscriptions agreements with a group of offshore investors led by Swedish Credit and Finance .AB for the sale of an aggregate of 25,000,000 shares of the Company’s common stock plus warrants to purchase an additional 25,000,000 shares of common stock for the aggregate price of $10,000,000 (the “April Financing”). Subject to the receipt of funds by the Company under the April Financing, shares of common stock will be issued as follows:

Number of	Price per	Total
Shares	Share	Price	Terms

5,000,000	$0.30	$1,500,000	90 day note at 12% due August 9, 2006
10,000,000	$0.55	$5,500,000	One year note at 12% due May 11, 2007
10,000,000	$0.30	$3,000,000	Cash due 30 days, or June 10, 2006
25,000,000		$10,000,000

These shares and warrants are being held in escrow by Margaux Investment Management Group, S.A., a Company controlled by a board member, Carl Hessel and are not deemed to be issued and outstanding as of the date of the financial statements .

At June 30, 2006, the Company has not recognized interest income on these notes as the transactions are not yet deemed consummated.

Upon receipt of the funds from the April Financing, warrants will be issued as follows:

Exercise Price	Number of shares of Company
Per Share	Common Stock underlying Warrants
$ 1.50	10,000,000
$ 2.00	7,500,000
$ 2.50	5,000,000
$ 3.00	2,500,000

All warrants will have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the Investors in connection with the April Financing and the shares and warrants issued in the April Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

15. DEFERRED COMPENSATION

The Company enters into various consulting and service agreements for terms from 60 days to one year. The Company pays a combination of cash and the Company’s common stock for these consulting and professional services. Compensation for future services is classified as deferred compensation. As of June 30, 2006, deferred compensation related to the fair market value of stock issued for future services totaled $2,792,325.

16. EMPLOYMENT AGREEMENTS

Chief Executive Officer

In August 2001, the Company entered into an employment agreement with Paul Egan, its President and Chief Executive Officer. Under the terms of the agreement, the Company is liable to Mr. Egan for a minimum annual salary of $150,000 per year. In addition, the Company is liable for an automobile allowance not to exceed $1,500 per month. This employment agreement expired in August 2004, at which time an addendum to this employment contract was executed which (i) extended all terms and conditions of this employment contract to April 9, 2007, and (ii) provided that a review of Paul Egan’s remuneration take place on or before December 31, 2004. Effective January 1, 2006, Paul Egan’s salary was increased to $264,000 per year. Effective March 1, 2006, Paul Egan began to draw a salary of $25,000 per year for his position as Chief Executive Officer of the Company’s newly established subsidiary, Freestar Dominicana.

At June 30, 2005, the Company owed Paul Egan the amount of $150,753 in accrued salary. During the year ended June 30, 2006, Paul Egan earned an additional $207,000 in salary, and the Company paid Mr. Egan the amount of $338,023. At June 30, 2006, the Company owes Paul Egan the amount of $19,730 in accrued salary. Also at June 30, 2005, the Company owed Mr. Egan 1,000,000 shares of Series B Preferred Stock with a value of $2,760,000 which had been charged to operations during the year ended June 30, 2005. These shares were issued to Mr. Egan during the year ended June 30, 2006.

The Company accrued and paid $0 of fringe benefits to Paul Egan for the years ended June 30, 2006 and 2005.

Chief Financial Officer

In August 2001, the Company entered into an employment agreement with Ciaran Egan, its President and Chief Executive Officer. Under the terms of the agreement, the Company is liable to Mr. Egan for a minimum annual salary of $120,000 per year. In addition, the Company is liable for an automobile allowance not to exceed $1,500 per month. This employment agreement expired in August 2004, at which time an addendum to this employment contract was executed which (i) extended all terms and conditions of this employment contract to April 9, 2007, and (ii) provided that a review of Ciaran Egan’s remuneration take place on or before December 31, 2004. Effective January 1, 2006, Ciaran Egan’s salary was increased to $240,000 per year. Effective March 1, 2006, Ciaran Egan began to draw a salary of $25,000 per year for his position as Chief Financial Officer of the Company’s newly established subsidiary, Freestar Dominicana.

At June 30, 2005, the Company owed Ciaran Egan the amount of $112,800 in accrued salary. During the year ended June 30, 2006, Ciaran Egan earned an additional $180,000 in salary, and the Company paid Mr. Egan the amount of $272,356. At June 30, 2006, the Company owes Ciaran Egan the amount of $20,444 in accrued salary. Also at June 30, 2005, the Company owed Ciaran Egan 500,000 shares of Series B Preferred Stock with a value of $1,380,000 which had been charged to operations during the year ended June 30, 2005. These shares were issued to Mr. Egan during the year ended June 30, 2006.

The Company accrued and paid $0 of fringe benefits to Ciaran Egan for the years ended June 30, 2006 and 2005.

Chief Technical Officer

On April 1, 2005, the Company entered into a three-year employment agreement with its Chief Technical Officer. Under the terms of this agreement, the Company is liable for an annual salary of $180,000. In addition, the Company issued options to purchase 500,000 shares of common stock at a price of $0.15 per share; these options were valued at their intrinsic value of $125,000, and this amount was charged to operations during the year ended June 30, 2005. The Company also issued 2,000,000 shares of the Company’s common stock valued at $540,000 and charged this amount to deferred compensation. During the year ended June 30, 2006, $180,000 of this amount was charged to operations, and at June 30, 2006 the amount of $300,329 is carried in deferred compensation on the Company’s balance sheet.

Financial Controller

An April 1, 2005, the Company entered into a three-year employment agreement with its Financial Controller. Under the terms of this agreement, the Company is liable for an annual salary of $150,000. In addition, the Company issued options to purchase 375,000 shares of common stock at a price of $0.47 per share. The Company valued these options utilizing the Black-Scholes valuation model, and charged the amount of $166,074 to operations during the year ended June 30, 2006. The Company also issued to 750,000 shares of the Company’s common stock valued at $352,500 and charged this amount to deferred compensation. During the year ended June 30, 2006, $86,918 of this amount was charged to operations, and at June 30, 2006 the amount of $265,582 is carried in deferred compensation on the Company’s balance sheet.

17. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased the following facilities under non-cancelable lease agreements at June 30, 2006:

Santo Domingo, Dominican Republic: 2,000 square feet of office space under a two-year operating lease at the rate of $1,000 per months which expires in June 2007.

Helsinki, Finland: 1,300 square feet of office space under a lease at the rate of $3,257 per month which expires in July 2008, but which can be terminated with 3 months notice.

The Company also leases certain of its computer hardware and software under non-cancelable operating leases in the amount of $53,731 per quarter, which expire in June, 2007.

The Company’s total commitments under non-cancelable operating leases at June 30, 2006 are as follows:

Years ending June 30,
2007	$433,300
2008	226,103
2009	214,103
2010	178,103
2011	138,893
Total	$1,190,502

Rental expenses for office space charged to operations for the year ended June 30, 2006 and 2005 are $98,462 and $98,408, respectively.

Sales and Marketing Agreements

The Company has entered into various sales and marketing agreements. Under these agreements, the Company agreed to pay these sales/marketing partners a portion of the revenues brought in by these marketing firms. No material revenue has been recognized in relation to these sales agreements.

18. SUBSEQUENT EVENTS
Common stock issued

Subsequent to the date of the financial statements, the Company issued 23,000,000 shares of restricted common stock pursuant to the March Financing (note 14). The Company also issued 750,000 S-8 registered shares of common stock to an employee as a sign-on incentive. These shares are subject to a one-year vesting. The Company also issued an aggregate of 350,000 shares of S-8 registered shares of common stock to two consultants and 100,000 shares of restricted common stock to one consultant for services provided; 180,000 shares of restricted common stock pursuant to the lease of its facility in Santo Domingo; and 400,000 shares of S-8 common stock pursuant to the exercise of options.

Lease agreement - Santo Domingo

In September 2006, the Company signed a lease agreement for 6,082 square feet of office space in Santo Domingo, the Dominican Republic. The lease has a 5 year term, and calls for monthly payments of $7,000. The Company issued 180,000 shares of common stock pursuant to the terms of the lease as a security deposit.