Form 10KSB/A
period 2005-06-30
FREESTAR TECHNOLOGY CORP
filed 2006-11-03
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

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



                 31 Mespil Road, Ballsbridge, Dublin 2, Ireland
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                   Company's telephone number: 353 1 618 5060



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

     Transitional Small Business Disclosure Format (check one): Yes       No X .
                                                                   ----     ----

                        AMENDMENT NO. 2 EXPLANATORY NOTE
                       ----------------------------------

         We are filing Amendment No. 2 (this "Amendment") to the Freestar Technology Corporation Annual Report on Form 10-KSB for the year ended June 30, 2005, in response to comments issued by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission"). The Commission issued their comments to the Company on July 6, 2006 and on October 3, 2006 in connection with its review of the Company's Annual Report on SEC Form 10-KSB and Quarterly Reports on SEC Form 10-QSB.

         Based on comments and discussions with the Commission, and after consultation with the Company's independent registered public accounting firm, the Company previously filed its Amendment No. 1 to present the cost of amortizing capitalized computer software as a cost of revenue in our consolidated statements of losses. Such costs were previously classified as selling, general and administrative expenses. In this regard, the Company also expanded the comparison of the year ended June 30, 2005 to the year ended July 30, 2004 in the Management's Discussion and Analysis and Plan of Operation. The Company is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the year ended June 30, 2005 in order to present certain additional disclosures regarding the reclassification of these expenses; specifically, we have added Footnote no. 19 in order to fully disclose the effects of this change and we have updated our disclosure in Part II, Item 8A Controls and Procedures.

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


     Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, in light of the restatement of the Company's financial statements due to the error with software amortization costs being incorrectly classified as selling, general and administrative expenses instead of as cost of revenue, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were ineffective as of the end of the period covered by this Report. Subsequent to the period covered by this Report, the Company reviewed the software amortization classification error with its auditors and hired an internal Financial Controller to improve its reporting process and procedures. The Financial Controller has been assigned the task of reviewing the categories of expenses included in cost of revenue.

Changes in Disclosure Controls and Procedures.
----------------------------------------------


         There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

                                         FreeStar Technology Corporation



Dated: November 3, 2006                  By: /s/ Paul Egan
                                             -------------
                                             Paul Egan
                                             President/Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


    Signature                            Title                        Date
------------------ ------------------------------------------  -----------------

/s/ Paul Egan      President/Chief Executive Officer/Director   November 3, 2006
--------------
Paul Egan


/s/ Ciaran Egan    Secretary/Treasurer/Chief Financial Officer  November 3, 2006
---------------    (principal financial officer)/Director
Ciaran Egan


/s/ Fionn Stakelum Director                                     November 3, 2006
---------------------------
Fionn Stakelum


/s/ Carl M. Hessel Director                                     November 3, 2006
---------------------------
Carl M. Hessel

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

                         FREESTAR TECHNOLOGY CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page

Report of Independent Registered Public  Accounting Firm          F-3

Consolidated Balance Sheet at June 30, 2005                       F-4


Consolidated Statements of Losses for The Years Ended
   June 30, 2005 and 2004 (restated)                              F-5


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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As discussed in Note 19, the Company restated its consolidated statements of losses for the years ended June 30, 2005 and 2004.





                        /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                            ----------------------------------------
                            Russell Bedford Stefanou Mirchandani LLP
                            Certified Public Accountants

New York, New York

September  23,  2005,  except as to Note 18, which is as of October 17, 2005 and
Note 19, as to which date is October 31, 2006

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
                                                                ---------------

                                                                   $ 5,367,744
                                                                ===============

       The accompanying notes form an integral part of these consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                        CONSOLIDATED STATEMENT OF LOSSES
                            YEARS ENDED JUNE 30,




                                                                    2005            2004
                                                                 (restated)      (restated)
                                                               --------------  --------------

Revenue                                                          $ 1,602,819     $ 1,333,826

Cost of revenue                                                    1,695,069       1,584,852
                                                               --------------  --------------

Gross profit (loss)                                                  (92,250)       (251,026)

Selling, general and administrative expenses                      21,299,941       6,774,623
                                                               --------------  --------------

Loss from operations                                             (21,392,191)     (7,025,649)

Other income (expenses):
   Legal settlement cost                                          (1,032,289)             --
   Gain on legal settlement                                          350,000         825,459
   Loss on investment                                                     --        (100,000)
   Interest income, net                                              (26,774)        (35,083)
   Loss on disposal of assets                                         (1,209)             --
                                                               --------------  --------------

Loss before income taxes                                         (22,102,463)     (6,335,273)

Income taxes                                                              --              --
                                                               --------------  --------------

Net Loss                                                         (22,102,463)     (6,335,273)

Other - Comprehensive income (loss):  Loss on
foreign exchange                                                     (74,594)          9,237

                                                               --------------  --------------

Comprehensive loss                                             $ (22,177,057)   $ (6,326,036)
                                                               ==============  ==============

Loss per share - basic                                               $ (0.28)        $ (0.12)
                                                               ==============  ==============

Weighted average shares outstanding - basic                       79,929,410      52,253,344
                                                               ==============  ==============

Weighted average shares outstanding - diluted                     86,214,956      59,408,197
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



19.      RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended June 30, 2005 to correct the following errors in the financial statements previously filed:

The Company erroneously recorded the cost of amortizing its capitalized software costs as a component of selling, general and administrative costs instead of as a component of cost of revenue.

The net effect of the correction of this error was to:

Increase the Company's reported cost of revenue for the year ended June 30, 2005 by $404,163, from $1,290,906 to $1,695,069.

Decrease the Company's reported selling, general and administrative expenses for the year ended June 30, 2005 by $404,163, from $21,704,104 to $21,299,941.

Increase the Company's reported cost of revenue for the year ended June 30, 2004 by $356,937, from $1,227,915 to $1,584,852.

Decrease the Company's reported selling, general and administrative expenses for the year ended June 30, 2005 by $356,937, from $7,131,560 to $6,774,623.

The correction of the error has resulted in no change in the Company's reported Consolidated Balance Sheet as of June 30, 2005 and Consolidated Statement of Cash Flows for the year ended June 30, 2005.

However, the restatement did affect the individual components of the Company's cost of sales and selling, general and administrative costs as reported on its Consolidated Statement of Operations for the year ended June 30, 2005.

Following are reconciliations of the Company's restatement of the Consolidated Statement of Operations for the year ended June 30, 2005 and 2004:.


                                                   Year Ended June 30, 2005
                                                (As Restated)     (As Reported)
                                                --------------   --------------
Revenues                                         $  1,602,819    $  1,602,819
Cost of  revenue                                    1,695,069       1,290,906
Gross Profit (loss)                                   (92,250)        311,913
Operating Expenses:
Selling, General & Administrative                  21,299,941      21,704,104
Expenses
Loss from operations                              (21,392,191)    (21,392,191)
Other income (expense):
Legal settlement cost                              (1,032,289)     (1,032,289)
Gain on legal settlement                              350,000         350,000
Interest expense, net                                 (26,774)        (26,774)
Loss on disposal of assets                             (1,209)         (1,209)
Taxes                                                    --              --
Net Income (loss)                                $(22,102,463)   $(22,102,463)
Loss per common share (basic and                 $      (0.28)   $      (0.28)
diluted)



                                                    Year Ended June 30, 2004
                                                 (As Restated)    (As Reported)
                                                --------------   --------------
Revenues                                         $ 1,333,826     $ 1,333,826
Cost of  revenue                                   1,584,852       1,227,915
Gross Profit (loss)                                 (251,026)        105,911
Operating Expenses:
Selling, General & Administrative                  6,774,623       7,131,560
Loss from operations                              (7,025,649)     (7,025,649)
Other income (expense):
Gain on legal settlement                             825,459         825,459
Loss on investment                                  (100,000)       (100,000)
Interest expense, net                                (35,083)        (35,083)
Taxes                                                   --              --
Net Income (loss)                                $(6,335,273)    $(6,335,273)
Loss per common share (basic and                 $     (0.12)    $     (0.12)
diluted)

                                  EXHIBIT INDEX

Number                             Description
------                             -----------

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


23.1 Consent of Independent Registered Certified Public Accounting Firm (filed herewith).


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