Form 10QSB/A
period 2005-09-30
FREESTAR TECHNOLOGY CORP
filed 2006-11-03
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

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


                                 353 1 618 5060
                                 --------------
                          (Company's Telephone Number)


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

                        AMENDMENT NO. 2 EXPLANATORY NOTE


     We are filing Amendment No. 2 (this "Amendment") to the Freestar Technology Corporation Quarterly Report on Form 10-QSB for the three months ended September 30, 2005, in response to comments issued by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission"). The Commission issued their comments to the Company on July 6, 2006 and October 3, 2006 in connection with its review of the Company's Annual Report on SEC Form 10-KSB and Quarterly Reports on SEC Form 10-QSB.

     Based on these comments and discussions with the Commission, and after consultation with the Company's independent registered public accounting firm, the Company previously filed its Amendment No. 1 to present the cost of amortizing capitalized computer software as a cost of revenue in our consolidated statements of losses. Such costs were previously classified as selling, general and administrative expenses. In this regard, the Company also expanded the comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004 in the Management's Discussion and Analysis and Plan of Operation. The Company is filing this Amendment No. 2 to its Quarterly Report on Form 10-QSB for the three months ended September 30,
2005 in order to present certain additional disclosures regarding the reclassification of these expenses; specifically, we have added Footnote no. 6 in order to fully disclose the effects of this change. We have also amended our disclosure in Part I, Item 3 Controls and Procedures.


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


              SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004 (restated).............5


              CONDENSED CONSOLIDATED STATEMENTS
              OF CASH FLOWS FOR THE THREE MONTHS ENDED

              SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004........................6

              NOTES TO CONDENSED CONSOLIDATED

              FINANCIAL STATEMENTS.............................................8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................18

     ITEM 3.  CONTROLS AND PROCEDURES.........................................33

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS...............................................34

     ITEM 2.  UNREGISTERED SALES OF EQUITY

              SECURITIES AND USE OF PROCEEDS..................................35

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................36

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS.............................................36

     ITEM 5.  OTHER INFORMATION...............................................36

     ITEM 6.  EXHIBITS........................................................37

SIGNATURES....................................................................38

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
                                                                                  ============


                 The accompanying notes form an integral part of
                these condensed consolidated financial statements

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                      2005            2004
                                                  (restated)       (restated)
                                                -------------    -------------
Revenue                                         $     602,748    $     365,952
Cost of revenue                                       498,556          256,693
                                                -------------    -------------
Gross profit                                          104,192          109,259
Selling, general and administrative expenses        1,024,454        1,086,403
                                                -------------    -------------
                                                     (920,262)        (977,144)
Other income (expenses):
    Interest income/(expense)                         (18,771)          (1,052)
    Gain on disposal of assets                          2,004               --
                                                -------------    -------------
Loss before income taxes                             (937,030)        (978,196)

Income taxes                                               --               --
                                                -------------    -------------
Net Loss                                             (937,030)        (978,196)

Other - comprehensive income (loss): gain
   on foreign exchange                                 33,062           13,962
                                                -------------    -------------
Comprehensive loss                              $    (903,068)   $    (964,234)
                                                =============    =============
Loss per share - basic                          $       (0.01)   $       (0.01)
                                                =============    =============
Weighted average shares outstanding - basic (1)   120,464,448       68,134,365
                                                =============    =============
Weighted average shares outstanding - diluted (1) 127,908,153       69,270,102
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

6.    RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the three months ended September 30, 2005 to correct the following errors in the financial statements previously filed:

The Company erroneously recorded the cost of amortizing its capitalized software costs as a component of selling, general and administrative costs instead of as a component of cost of revenue.

The net effect of the correction of this error was to:

Increase the Company's reported cost of revenue for the three months ended September 30, 2005 by $84,745 from $413,811 to $498,556.

Decrease the Company's reported selling, general and administrative expenses for the three months ended September 30, 2005 by $84,745 from $1,109,199 to $1,024,454.

The correction of the error has resulted in no change in the Company's reported Consolidated Balance Sheet as of September 30, 2005 and Consolidated Statement of Cash Flows for the three months ended September 30, 2005.

However, the restatement did affect the individual components of the Company's cost of sales and selling, general and administrative costs as reported on its Consolidated Statement of Operations for the three months ended September 30, 2005.


Following are reconciliations of the Company's restatement of the Consolidated Statement of Operations for the year ended September 30, 2005.


                                           Three Months Ended September 30, 2004
                                             (As Restated)   (As Reported)
                                             --------------  --------------

Revenues                                       $   602,748    $   602,748
Cost of  revenue                                   498,556        413,811
Gross Profit                                       104,192        188,937
Selling, General & Administrative                1,024,454      1,109,199
Loss from operations                              (920,262)      (920,262)
Other income (expense):
Interest expense, net                              (18,771)       (18,771)
Gain on disposal of assets                           2,004          2,004
Taxes                                                 --             --
Net loss                                          (937,030)      (937,030)
Loss per common share (basic and               $     (0.01)   $     (0.01)
diluted)


                                           Three Months Ended September 30, 2004
                                             (As Restated)   (As Reported)
                                             --------------  --------------
Revenues                                       $   365,952    $   365,952
Cost of  revenue                                   256,693        169,915
Gross Profit                                       109,259        196,037
Selling, General & Administrative                1,086,403      1,173,181
Loss from operations                              (977,144)      (977,144)
Other income (expense):
Interest expense, net                               (1,052)        (1,052)
Gain on disposal of assets                            --             --
Taxes                                                 --             --
Net loss                                          (978,196)      (978,196)
Loss per common share (basic and               $     (0.01)   $     (0.01)
diluted)

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

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES.


         There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

                                     FREESTAR TECHNOLOGY CORPORATION

Dated: November 3, 2006                 By: /s/ Paul Egan
                                         ---------------------------------------
                                             Paul Egan
                                             Chief Executive Officer

Dated: November 3, 2006                 By: /s/ Ciaran Egan
                                         ---------------------------------------
                                             Ciaran Egan Secretary/Treasurer/
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