Form 10QSB/A
period 2005-12-31
FREESTAR TECHNOLOGY CORP
filed 2006-11-03
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                   Amendment 2

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

                        AMENDMENT NO. 2 EXPLANATORY NOTE
                        --------------------------------

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

     Based on these comments and discussions with the Commission, and after consultation with the Company's independent registered public accounting firm, the Company previously filed its Amendment No. 1 to present the cost of amortizing capitalized computer software as a cost of revenue in our consolidated statements of losses. Such costs were previously classified as selling, general and administrative expenses. In this regard, the Company also expanded the comparison of the three months and six months ended December 31, 2005 to the three months and six months ended December 31, 2004 in the Management's Discussion and Analysis and Plan of Operation. The Company is filing this Amendment No. 2 to its Quarterly Report on Form 10-QSB for the three and six months ended December 31, 2005 in order to present certain additional disclosures regarding the reclassification of these expenses; specifically, we have added Footnote no. 9 in order to fully disclose the effects of this change. We have also amended our disclosure in Part I, Item 3 Controls and Procedures.



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

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005 .........3


         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2005
         AND 2004 (restated) ..................................................4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
         MONTHS ENDED DECEMBER 31, 2005 AND 2004...............................5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................16

ITEM 3.  CONTROLS AND PROCEDURES..............................................26

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS....................................................27

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........27

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................28

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................28

ITEM 5.  OTHER INFORMATION....................................................28

ITEM 6.  EXHIBITS.............................................................28

SIGNATURES....................................................................29

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

                  FREESTAR TECHNOLOGY CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)



                                                 Three Months     Three Months      Six Months       Six Months
                                                   Ended             Ended            Ended            Ended
                                                 December 31,     December 31,     December 31,     December 31,
                                                    2005             2004             2005             2004
                                                 (restated)       (restated)       (restated)       (restated)
                                                -------------    -------------    -------------    -------------
Revenue                                         $     577,946    $     424,772    $   1,180,694    $     790,724

Cost of revenue                                       444,816          346,482          943,372          603,175
                                                -------------    -------------    -------------    -------------

Gross profit                                          133,130           78,290          237,322          187,549

Selling, general and administrative expenses        1,884,052        1,427,741        2,908,506        2,514,144
                                                -------------    -------------    -------------    -------------

Loss from operations                               (1,750,922)      (1,349,451)      (2,671,184)      (2,326,595)

Other income (expenses):
  Gain on disposal of assets                              219               --            2,223               --
  Interest income/(expense)                           (18,475)            (852)         (37,246)          (1,904)
                                                -------------    -------------    -------------    -------------

Loss before income taxes                           (1,769,178)      (1,350,303)      (2,706,207)      (2,328,499)

Income taxes                                             --               --               --               --
                                                -------------    -------------    -------------    -------------

Net Loss                                           (1,769,178)      (1,350,303)      (2,706,207)      (2,328,499)

Other - Comprehensive income (loss):
  Gain (Loss) on foreign exchange                     (40,580)          50,981           (7,518)          64,943
                                                -------------    -------------    -------------    -------------
Comprehensive loss                              $  (1,809,758)   $  (1,299,322)   $  (2,713,725)   $  (2,263,556)
                                                =============    =============    =============    =============

Loss per share - basic                          $       (0.01)   $       (0.02)   $       (0.02)   $       (0.03)
                                                =============    =============    =============    =============

Weighted average shares outstanding - basic       133,018,400       69,401,578      126,741,569       68,767,972
                                                =============    =============    =============    =============

Weighted average shares outstanding - diluted     158,650,032       75,401,578      152,460,939       74,767,972
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

NOTE 9  RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the three and six months ended December 31, 2005 to correct the following errors in the financial statements previously filed:

The Company erroneously recorded the cost of amortizing its capitalized software costs as a component of selling, general and administrative costs instead of as a component of cost of revenue.


The net effect of the correction of this error was to:

Increase the Company's reported cost of revenue for the three months ended December 31, 2005 by $95,875 from $348,941 to $444,816.

Decrease the Company's reported selling, general and administrative expenses for the three months ended December 31, 2005 by $95,875 from $1,979,927 to $1,884,052

Increase the Company's reported cost of revenue for the six months ended December 31, 2005 by $180,620 from $762,752 to $943,372

Decrease the Company's reported selling, general and administrative expenses for the six months ended December 31, 2005 by $180,620 from $3,089,126 to $2,908,506.


The correction of the error has resulted in no change in the Company's reported Consolidated Balance Sheet as of December 31, 2005 and Consolidated Statement of Cash Flows for the six months ended December 31, 2005.

However, the restatement did affect the individual components of the Company's cost of sales and selling, general and administrative costs as reported on its Consolidated Statement of Operations for the three and six month periods ended December 31, 2005.

Following are reconciliations of the Company's restatement of the Consolidated Statement of Operations for the three and six month periods ended December 31, 2005 and 2004:


                                           Three Months Ended December 31,  2005   Six Months Ended December 31, 2005
                                                (As Restated)  (As Reported)         (As Restated)  (As Reported)
                                                -------------  -------------         -------------  -------------
Revenues                                        $   577,946    $   577,946           $ 1,180,694    $ 1,180,694
Cost of  revenue                                    444,816        348,941               943,372        762,752
Gross Profit                                        133,130        229,005               237,322        417,942
Operating Expenses:
Selling, General &                                1,884,052      1,979,927             2,908,506      3,089,126
Administrative expenses
Loss from Operations                             (1,750,922)    (1,750,922)           (2,671,184)    (2,671,184)
Other income (expense):
Gain on disposal of assets                              219            219                 2,223          2,223
Interest expense, net                               (18,475)       (18,475)              (37,246)       (37,246)
Taxes                                                  --             --             --             --
Net Income (loss)                                (1,769,178)    (1,769,178)           (2,706,207)    (2,706,207)
Earnings per common share                       $     (0.01)   $     (0.01)          $     (0.02)   $     (0.02)
(basic and diluted)


                                           Three Months Ended December 31,  2004   Six Months Ended December 31, 2004
                                                (As Restated)  (As Reported)         (As Restated)  (As Reported)
                                                -------------  -------------         -------------  -------------
Revenues                                        $   424,772    $   424,772           $   790,724    $   790,724
Cost of  revenue                                    346,482        258,380               603,175        428,295
Gross Profit                                         78,290        166,392               187,549        362,429
Operating Expenses:
Selling, General &                                1,427,741      1,515,843             2,514,144      2,689,024
Administrative expenses
Loss from Operations                             (1,349,451)    (1,349,451)           (2,326,595)    (2,326,595)
Other income (expense):
Gain on disposal of assets                             --             --                    --             --
Interest expense, net                                  (852)          (852)               (1,904)        (1,904)
Taxes                                                  --             --                    --             --
Net Income (loss)                                (1,350,303)    (1,350,303)           (2,328,499)    (2,328,499)
Earnings per common share                       $     (0.02)   $     (0.02)          $     (0.03)   $     (0.03)
(basic and diluted)


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

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES


         There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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