Form 10QSB/A
period 2006-03-31
FREESTAR TECHNOLOGY CORP
filed 2006-11-03
CIK 1102301

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

     Based on these comments and discussions with the Commission, and after consultation with the Company's independent registered public accounting firm, the Company previously filed its Amendment No. 1 to present the cost of amortizing capitalized computer software as a cost of revenue in our consolidated statements of losses. Such costs were previously classified as selling, general and administrative expenses. In this regard, the Company also expanded the comparison of the three months and nine months ended March 31, 2006 to the three months and nine months ended March 31, 2004 in the Management's Discussion and Analysis and Plan of Operation. The Company is filing this Amendment No. 2 to its Quarterly Report on Form 10-QSB for the three and nine months ended March 31, 2006 in order to present certain additional disclosures regarding the reclassification of these expenses; specifically, we have added Footnote no. 8 in order to fully disclose the effects of this change. We have also amended our report regarding the effectiveness of our disclosure controls. We have also amended our disclosure in Part I, Item 3 Controls and Procedures.


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

                                TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                              PAGE



ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2006 ........... 3

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2006
         AND 2005 (restated) ...................................... .......... 4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
         MONTHS ENDED MARCH 31, 2006 AND 2005 ................................ 5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ................ 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS ...........................................15

ITEM 3.  CONTROLS AND PROCEDURES .............................................26


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

                         FREESTAR TECHNOLOGY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          Three Months    Three Months    Nine Months     Nine Months
                                                              Ended           Ended          Ended           Ended
                                                            March 31,       March 31,       March 31,       March 31,
                                                              2006            2005            2006            2005
                                                           (restated)      (restated)      (restated)      (restated)
                                                          ------------    ------------    ------------    ------------
Revenue                                                   $    494,296    $    412,778    $  1,674,990    $  1,203,502
Cost of revenue                                                363,793         478,060       1,307,165       1,081,235
                                                          ------------    ------------    ------------    ------------
Gross profit (loss)                                            130,503         (65,282)        367,825         122,267
Selling, general and administrative expenses                 2,336,463       6,689,373       5,244,969       9,203,516
                                                          ------------    ------------    ------------    ------------
Loss from operations                                        (2,205,960)     (6,754,655)     (4,877,144)     (9,081,249)

Other income (expenses):
    Gain on legal settlement                                         -         350,000               -         350,000
    Gain on disposal of assets                                       -          (1,371)          2,223          (1,371)
    Interest income/(expense)                                  (10,736)         (7,474)        (47,982)         (9,378)
                                                          ------------    ------------    ------------    ------------
Loss before income taxes                                    (2,216,696)     (6,413,501)     (4,922,903)     (8,741,999)
Income taxes                                                         -               -               -               -
                                                          ------------    ------------    ------------    ------------
Net Loss                                                    (2,216,696)     (6,413,501)     (4,922,903)     (8,741,999)

Other - Comprehensive income (loss):
   Gain (Loss) on foreign exchange                              (5,831)        (41,112)        (13,349)         23,831
                                                          ------------    ------------    ------------    ------------
Comprehensive loss                                        $ (2,222,527)   $ (6,454,613)   $ (4,936,252)   $ (8,718,168)
                                                          ============    ============    ============    ============

Loss per share - basic                                    $      (0.01)   $      (0.08)   $      (0.03)   $      (0.13)
                                                          ============    ============    ============    ============

Weighted average shares outstanding - basic                179,804,800      81,807,128     144,171,217      69,408,410
                                                          ============    ============    ============    ============

Weighted average shares outstanding - diluted              204,311,787     105,807,128     168,678,204      93,408,410
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

8. RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the three and nine months ended March 31, 2006 to correct the following errors in the financial statements previously filed:

The Company erroneously recorded the cost of amortizing its capitalized software costs as a component of selling, general and administrative costs instead of as a component of cost of sales.

The net effect of the correction of this error was to:

Increase the Company's reported cost of revenue for the three months ended March 31, 2006 by $93,358 from $268,435 to $363,793.

Decrease the Company's reported selling, general and administrative expenses for the three months ended March 31, 2006 by $93,358 from $2,431,821 to $2,336,463.

Increase the Company's reported cost of revenue for the nine months ended March 31, 2006 by $275,978 from $1,031,187 to $1,307,165.

Decrease the Company's reported selling, general and administrative expenses for the nine months ended March 31, 2006 by $275,978 from $5,520,947 to $5,244,969.

The correction of the error has resulted in no change in the Company's reported Consolidated Balance Sheet as of March 31, 2006 and Consolidated Statement of Cash Flows for the nine months ended March 31, 2006.

However, the restatement did affect the individual components of the Company's cost of revenue and selling, general and administrative costs as reported on its Consolidated Statement of Operations for the three months and nine months ended March 31, 2006 and 2005.

Following are reconciliations of the Company's restatement of the Consolidated Statement of Operations for the three and nine months ended March 31, 2006.


                                            Three Months Ended March 31, 2006     Nine Months Ended March 31, 2006
                                              (As Restated)  (As Reported)         (As Restated)  (As Reported)
                                              -------------  -------------         -------------  -------------
Revenues                                       $   494,296    $   494,296           $ 1,674,990    $ 1,674,990
Cost of revenue                                    363,793        268,435             1,307,165      1,031,187
Gross Profit (loss)                                130,503        225,861               367,825        643,803
Operating Expenses:
Selling, General &                               2,336,463      2,431,821             5,244,969      5,520,947
Administrative expenses
Loss from Operations                            (2,205,960)    (2,205,960)           (4,877,144)    (4,877,144)
Other income (expense):
Gain on legal settlement                              --             --                   --             --
Gain on disposal of assets                            --             --                   2,223          2,223
Interest expense, net                              (10,736)       (10,736)              (47,982)       (47,982)
Taxes                                                 --             --                    --             --
Net loss                                        (2,216,696)    (2,216,696)           (4,922,903)    (4,922,903)
Earnings per common share                      $     (0.01)   $     (0.01)          $     (0.03)   $     (0.03)
(basic and diluted)


                                            Three Months Ended March 31, 2005     Nine Months Ended March 31, 2005
                                              (As Restated)  (As Reported)         (As Restated)  (As Reported)
                                              -------------  -------------         -------------  -------------
Revenues                                       $   412,778    $   412,778           $ 1,203,502    $ 1,203,502
Cost of revenue                                    478,060        359,071             1,081,235        787,366
Gross Profit (loss)                                (65,282)        53,707               122,267        416,136
Operating Expenses:
Selling, General &                               6,689,373      6,808,362             9,203,516      9,497,385
Administrative expenses
Loss from Operations                            (6,754,655)    (6,754,655)           (9,081,249)    (9,081,249)
Other income (expense):
Gain on legal settlement                           350,000        350,000               350,000        350,000
Gain on disposal of assets                          (1,371)        (1,371)               (1,371)
Interest expense, net                               (7,474)        (1,371)               (9,378)        (9,378)
Taxes                                                 --           (7,474)                 --             --
Net Income (loss)                               (6,413,501)    (6,413,501)           (8,741,999)    (8,741,999)
Earnings per common share                      $     (0.08)   $      (.01)          $     (0.13)   $     (0.13)
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



CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES


     There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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