Form 10QSB
period 2006-09-30
FREESTAR TECHNOLOGY CORP
filed 2006-11-20
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

COMMISSION FILE NUMBER: 0-28749

FREESTAR TECHNOLOGY CORPORATION
(Exact Name of Company as Specified in Its Charter)

Nevada	88-0446457
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

31 Mespil Road, Ballsbridge, Dublin 4, Ireland
(Address of Principal Executive Offices)

353 1 6185060
(Company's Telephone Number)

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days:  Yes  ☒ No ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

As of November 13, 2006, the Company had 185,304,569 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2006
(UNAUDITED)
ASSETS

2006
Current assets:
Cash and cash equivalents	$ 3,040,769
Accounts receivable, net of allowance for doubtful
accounts of $52,613 (note 2)	184,244
Other current assets (note 4)	480,014
Inventory (note 3)	123,801

Total current assets	3,828,828

Property, plant and equipment, net of accumulated depreciation and amortization of $91,108 (note 5)	163,997

Software license, net of accumulated amortization of $860,492	1,400,664
Customer relationships and contracts, net of accumulated amortization of $635,148	1,332,056
Software, net of accumulated amortization of $821,878	1,959,815

Total assets	$ 8,685,360

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 7)	$ 921,021
Accrued officer salaries	78,150
Cash advance from officer	18,709

Total current liabilities	1,017,880

Stockholders' Equity:
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000
Convertible preferred stock, series B, $0.001 par value,
4,000,000 shares authorized, issued and outstanding	4,000
Additional paid-in capital - preferred stock	6,368,058
Common stock, $0.001 par value, 500,000,000 shares authorized;
185,147,427 shares issued and outstanding (note 8)	185,147
Additional paid-in capital - common stock	61,821,924
Common stock subscrptions receivable	(183,292)
Common stock subscribed	2,200,000
Deferred compensation	(2,047,538)
Accumulated deficit	(60,583,936)
Accumulated other comprehensive gain (loss)	(97,883)

Total stockholders' equity	7,667,480

Total liabilities and stockholders' equity	$ 8,685,360

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005

Revenue	$461,860	$602,748

Cost of revenue	533,978	498,556

Gross profit	(72,118)	104,192

Selling, general and administrative expenses	2,398,115	1,024,454

Loss from operations	(2,470,233)	(920,262

Other income (expenses):
Gain on disposal of assets	-	2,004
Interest income/(expense)	12	(18,772)

Loss before income taxes	(2,470,221)	(937,030)

Income taxes	-	-

Net Loss	(2,470,221)	(937,030)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	11,480	33,062

Comprehensive loss	$(2,458,741)	$(903,968)

Loss per share - basic	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	184,296,884	120,464,448

Weighted average shares outstanding - diluted	208,797,616	127,908,153

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2006	2005
Cash flows used for operating activities:
Net loss	$(2,470,221)	$(937,030)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Amortization of discount on note	-	12,240
Loss on legal settlement
Gain on disposal of fixed assets	-	(2,004)
Depreciation and amortization	192,812	146,526
Cancellation of common stock previously issued to consultants	-	(263,349)
Non-cash compensation	1,081,476	586,148
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	126,482	(126,140)
Inventory	(18,021)	-
Other current assets		(78,945)
Other assets	(273,405)	-

Increase (decrease) in liabilities
Accounts payable and accrued expenses	(157,571)	(137,644)
Deferred revenue		-
Due to shareholders	19,070	-
Payment of accrued salary to officers	78,150	-

Total adjustments	1,048,994	136,832

Net cash (used for) operating activities	(1,421,228)	(800,198)

Cash flows (used for) investing activities:
Purchase of fixed assets	(50,305)	(30,871)
Cash from sale of fixed assets	-	2,004
Purchase of software and capitalized software cost	(129,887)	-
Net cash (used for) investing activities	(180,192)	(28,867)

Cash flows provided by financing activities:
Proceeds from sale of common stock	1,600,000	1,000,000
Proceeds from exercise of stock options/warrants	52,500	912,500
Proceeds from (repayments to) related parties	-	(27,552)

Net cash provided by financing activities	1,652,500	1,884,948

Net increase in cash and cash equivalents	51,080	1,055,883

Foreign currency translation adjustments	17,554	25,426

Cash and cash equivalents, beginning of period	2,972,135	632,678
Cash and cash equivalents, end of period	$3,040,769	$1,713,987

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

Shares of common stock issued for services	$209,000	$-

Adjustment of deferred compensation for the period	$744,787	$168,236

Cancellation of shares of common stock	$-	$378,574

Fair value of options issued to consultants and employees	$127,689	$484,584

Shares of common stock issued for prepaid rent	$75,600	$-

Stock options exercised, cash not received	$75,000	$-

Shares of common stock issued for subscriptions payable	$352,500	$-

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2006. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of operations and cash flows for the three months ended September 30, 2006 and 2005. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain amounts in the prior period on the Statements of Cash Flows have been changed to conform to the current period presentation.

Nature Of Business Operations

The Company (formerly Freestar Technologies) was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Dublin, Ireland; the Company also has offices in Helsinki, Finland; Stockholm, Sweden; Geneva, Switzerland; and Santo Domingo, the Dominican Republic.

The Company intends to derive revenues from its core payment processing products, which include: (1) Authorization: transaction fees derived from processing point of sale terminal transactions; (2) Dynamic Currency Conversion support services: fees for facilitating real-time currency conversion and transaction authorization and settlement services for merchants and acquiring banks; (3) Consulting and Software Development Fees: consulting services and customized software development provided to financial institutions and merchants; (4) Sale of Point of Sale solutions: sales of point of sale terminals; (5) Internet Payment Gateway: transaction fees from processing internet transactions through its Internet Payment Gateway; and (6) Private Label Cards: transaction management services provided for a private label card issuer. Our revenue for the year ended September 30, 2006 was primarily generated from transaction fees and consulting fees through our Finland operations

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $2,470,221 for the three months ended September 30, 2006 and $13,999,773 for the year ended June 30, 2006, and had an accumulated deficit of $60,583,936 as of September 30, 2006.

The Company cannot be certain that anticipated revenues from operations will be sufficient, to satisfy its ongoing capital requirements. Management's belief is based on the Company's operating plan, which in turn is based on assumptions that may prove to be incorrect. If the Company's financial resources are insufficient the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for growth, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123R) utilizing the modified prospective approach. Prior to the adoption of SFAS 123R we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized compensation expense for stock option grants.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard.

A summary of option activity under the Employee Stock Plan as of September 30, 2006, and changes during the period then ended are presented below:

	Number of Shares	Weighted Average Exercise Price

Outstanding at June 30, 2006	625,000	$0.34

Granted	-	-
Exercised	(50,000)	$0.15
Cancelled / Expired	-	-

Options exercisable at September 30, 2006	575,000	$0.36

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006 was $40,000. Aggregate intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.35 as of September 30, 2006, and the exercise price multiplied by the number of options outstanding. As of September 30, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $127,645 and $0 for the three-month periods ended September 30, 2006 and 2005, respectively.

The modified transition method of SFAS 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123R regarding net loss an net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123R. For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts for the three months ended September 30, 2005 are as follows:

Net loss, as reported	$(937,030)
Compensation recognized under APB No. 25	-
Compensation recognized under SFAS No. 123	-
Pro forma net loss	$(937,030)
Pro forma loss per share	$(0.01)

Disclosure for the period ended September 30, 2006 was not presented because the amounts are recognized in the consolidated financial statements.

Capitalized Software Development Costs

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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the three months ended September 30, 2006, the Company placed into service and began amortizing $0 of software. The total net book value of software in service at September 30, 2006 is approximately $936,665. The total net book value of software under development at September 30, 2006 is approximately $1,023,061. At September 30, 2006, total software capitalized at under SFAS No. 86 is $1,959,815 net of accumulated amortization of $821,878.

Software costs also include the Enhanced Transactions Secured Software ("ETSS"), which was originally contributed by the founder and president of ePayLatina, S.A., Paul Egan, who is also president of the Company. This software is essential for the use of the Company's ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three to six years. These costs have been substantially amortized as of September 30, 2006.

Inventories

Inventory is stated at the lower of cost or market determined by the first-in, first-out method.. Inventories consist primarily of equipment held for resale (see Note 3).

New Accounting Pronouncements Not Yet Adopted

Certain Hybrid Instruments, On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows as it currently does not have any hybrid instruments outstanding at September 30, 2006.

 Accounting for Servicing of Financial Assets, In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”), which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. This Statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company has not yet determined the impact the Company’s condensed consolidated financial position or results of operations.

Accounting for Fair Value Measurements, In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to define fair value and establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and to expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Early adoption is permitted. The Company has not yet determined the impact the Company’s condensed consolidated financial position or results of operations.

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

2. ACCOUNTS RECEIVABLE

At September 30, 2006, accounts receivable consists of:

Amounts receivable from customers	$236,857
Less: Reserve for doubtful accounts	(52,613)
Accounts receivable, net	$184,244

3. INVENTORY

Inventory at September 30, 2006 consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories as of September 30, 2006 are as follows:

Finished goods	$123,801
Total	$123,801

4. OTHER CURRENT ASSETS

Other current assets at September 30, 2006 consist of the following:

Prepayments to vendors	$ 230,788
Prepaid rent	162,652
Lease deposits	49,077
Advances to employees	37,497
$ 480,014

5. PROPERTY AND EQUIPMENT

A summary of property and equipment at September 30, 2006 is as follows:

Computer equipment	$ 142,361
Furniture and office equipment	112,744
255,105
Less accumulated depreciation and amortization	(91,108)
Property and equipment, net	$ 163,997

6. ACQUISITION OF INTANGIBLE ASSETS

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

The identifiable intangible assets acquired and their carrying values at September 30, 2006 are:

	Gross				Average
	Carrying	Accumulated		Residual	Amortization
	Amount	Amortization	Net	Value	Years
Amortizable Intangible Assets:
Software and related development costs	$2,781,693	$821,878	$1,959,815	$0	4.6
Customer Relationships and Contracts	$1,967,204	$635,148	$1,332,056	$0	10.0
Software Licenses	$2,261,156	$860,492	$1,400,664	$0	10.0

Total amortization expense charged to operations for the three months ended September 30, 2006 and 2005 was $180,583 and $137,674 respectively.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2006 are as follows:

Accounts payable and accrued expenses	$844,035
Payroll and related expenses	76,986

$921,021

8. EQUITY

Private Placement of Common Stock

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

In March 2006, a group of European investors , lead by Olympia Holding AS, informed the Company that they were willing to invest on the same terms and conditions that were negotiated for the now-terminated January Financing, and the Company agreed to this financing transaction with these investors (the "March Financing").

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares which will be held in escrow by Carl Hessel , a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within three months thereafter. As of September 30, 2006, the Company had received cash in the net amount $ 6,169,924 pursuant to the March Financing, and had issued 22,850,000 shares of common stock and warrants to purchase an additional 24,836,957 shares. The Company has not yet issued the shares or warrants related to this $1,600,000, and this amount is carried as common stock subscribed on the Company’s balance sheet at September 30, 2006.

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

The warrants to be issued pursuant to the investors in the March Financing are as follows:

	Number of shares of Company
	Common Stock underlying Warrants
Exercise Price
Per Share	When fully subscribed	At September 30, 2006

$1.50	14,000,000	6,954,348
$2.50	11,000,000	5,464,130
$4.50	7,000,000	3,447,174
$5.50	7,000,000	3,447,174
$6.50	7,000,000	3,447,174
$8.50	4,000,000	1,986,957
	50,000,000	24,836,957

All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

April 2006 Financing

In April 2006, the Company signed subscriptions agreements with a group of offshore investors led by Swedish Credit and Finance.AB for the sale of an aggregate of 25,000,000 shares of the Company’s common stock plus warrants to purchase an additional 25,000,000 shares of common stock for the aggregate price of $10,000,000 (the “April Financing”). Subject to the receipt of funds by the Company under the April Financing, shares of common stock will be issued as follows:

Number of	Price per	Total
Shares	Share	Price	Terms
5,000,000	$0.30	$1,500,000	90 day note at 12% due August 9, 2006
10,000,000	$0.55	$5,500,000	One year note at 12% due May 11, 2007
10,000,000	$0.30	$3,000,000	Cash due 30 days, or June 10, 2006
25,000,000		$10,000,000

These shares and warrants are being held in escrow by Margaux Investment Management Group, S.A., a Company controlled by a board member, Carl Hessel, and are not deemed to be issued and outstanding as of the date of the financial statements .

At September 30, 2006, the Company has not recognized interest income on these notes as the transactions are not yet deemed consummated as the Company has not received any of the proceeds of the April Financing.

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

Sales Of Securities

During the three months ended September 30, 2006, the Company issued the following shares of common stock:

The Company issued 750,000 shares of common stock with a fair value of $352,500 previously subscribed to an employee for services to be performed through July 2007.

The Company issued 450,000 shares of common stock with a fair value of $209,000 to a consultant for services to be performed through July 2007.

The Company issued 180,000 shares of common stock with a fair value of $75,600 as prepaid rent through August, 2008.

The Company issued 350,000 shares of common stock to a consultant pursuant to the exercise of options for $52,500 cash.

The Company issued 50,000 shares of common stock to an employee for the exercise of options; the exercise price of $7,500 has not yet been received, and this amount is carried as subscription receivable on the Company’s balance sheet at September 30, 2006.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	options	exercisable	options
$ 0.15	166,666	9.0	$0.15	166,666	$0.15

$ 0.49	756,303	6.4	$0.49	756,303	$0.49

$ 0.70	756,303	6.4	$0.70	756,303	$0.70

	1,679,272	6.7	$0.54	1,679,272	$0.54

Transactions involving stock options issued to non-employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Options exercisable at June 30, 2006	1,679,272	$0.54

Granted	350,000	0.150
Exercised	(350,000)	(0.150)
Cancelled / Expired	-	-

Options exercisable at September 30, 2006	1,679,272	$0.54

During the three months ended September 30, 2006, the Company issued options to purchase 350,000 shares of the Company’s common stock at $0.15 per share to a consultant. The Company valued these options using the Black-Scholes valuation model, and charged the fair value of $127,689 to operations during the three months ended September 30, 2006.

The estimated value of non-employee stock options vested during the three months ended September 30, 2006 were determined using the Black-Scholes options pricing model and the following assumptions: expected option life of .01 to 6 months, a risk free interest rate of 3.75 to 4.75%, a dividend yield of 0%, and expected volatility of 108% to 167%.

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company’s common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	remaining	price of	Number of	price of
exercise	shares	contractual	outstanding	shares	exercisable
prices	outstanding	life (years)	options	exercisable	options

$ 0.15	200,000	9.7	$0.15	200,000	$0.15

$ 0.47	375,000	9.5	$0.47	375,000	$0.47
	575,000	9.6	$0.36	575,000	$0.36

Transactions involving stock options issued to employees are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Options exercisable at June 30, 2006	625,000	$0.34

Granted	-	-
Exercised	(50,000)	0.150
Cancelled / Expired	-	-
Options exercisable at September 30, 2006	575,000	$0.36

The weighted-average fair value of stock options granted to employees during the three months ended September 30, 2006 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2006

Risk-free interest rate at grant date	4.5%
Expected stock price volatility	105-115%
Expected dividend payout	0
Expected option life (in years)	10.0

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company’s common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments):

				Weighted		Weighted
			Weighted	average		average
			average	exercise		exercise
Range of	Number of		remaining	price of	Number of	price of
exercise	shares	(days)	contractual	outstanding	shares	exercisable
prices	outstanding	Weight	life (years)	warrants	exercisable	options

$ 0.20 - 0.2143	1,204,786	415	1.14	$0.2143	1,204,786	$0.20-.2143

$ 0.75	750,000	589	1.61	$0.75	750,000	$0.75

$ 0.98-1.00	13,392,857	3,398	3.10	$0.98-1.00	13,392,857	$0.98-1.00

$ 1.50	7,954,348	1,093	1.00	$1.50	7,954,348	$1.50

$ 2.50	5,464,130	1,130	1.55	$2.50	5,464,130	$2.50

$ 4.50	3,477,174	547	1.50	$4.50	3,477,174	$4.50

$ 5.50	3,477,174	547	1.50	$5.50	3,477,174	$5.50

$ 6.50	3,477,174	547	1.50	$6.50	3,477,174	$6.50

$ 8.50	1,986,957	547	1.50	$8.50	1,986,957	$8.50

$ 2.77	41,184,600		2.00	$2.77	41,184,600	$2.77

Transactions involving warrants are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Warrants exercisable at June 30, 2006	41,184,600	$2.77

Granted
Exercised	-	-
Cancelled / Expired	-	-

Warrants exercisable at September 30, 2006	41,184,600	$2.77

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

The following table summarizes segment asset and operating balances by reportable segment:

	Three months ended
	September 30
	2006	2005
Sales to external customers:
Corporate	$ -	$ -
PaySafe	-	-
Rahaxi	461,860	602,748
Total sales to external customers:	$461,860	$602,748

Depreciation and amortization:
Corporate	1,230	-
PaySafe	4,607	13,150
Rahaxi	186,975	133,376
Total depreciation and amortization:	$192,812	$146,526

General and administrative expense:
(not including depreciation and amortization)
Corporate	$1,907,445	$756,560
PaySafe	81,925	52,765
Rahaxi	342,869	153,348
Total general and administrative expense	$2,332,239	$962,673

Capital expenditures:
Corporate	$-	$-
Paysafe	-	-
Rahaxi	182,530	30,871
Total capital expenditures	$182,530	$30,871

Operating income (loss):
Corporate	$(1,908,675)	$(768,990)
Paysafe	(86,532)	(66,406)
Rahaxi	(475, 026)	(84,866)
Total operating income (loss)	$(2,470, 233)	$(920, 262)

Segment assets:
Corporate	$3,799,317	$1,542,068
Paysafe	185,039	53,628
Rahaxi	4,701,004	4,935,888
Total segment assets	$8,685,360	$6,531,584

10. RELATED PARTY TRANSACTIONS

Amounts due to related parties at September 30, 2006 consist of the following:

Accrued Salaries - Officers

The Company's president, Paul Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. At September 30, 2006, the amount of $39,903 in accrued salary is due to Paul Egan.

The Company's chief financial officer, Ciaran Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. At September 30, 2006, the amount of $38,247 in accrued salary is due to Ciaran Egan.

Advances By Related Parties

Paul Egan has advanced funds to the Company for its operations. These amounts include net advances of $18,709 at September 30, 2006. This amount was repaid to Paul Egan subsequent to September 30, 2006.

11. SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company issued 300,000 shares of its common stock to a consultant for services . The Company also received for cancellation 142,857 shares of its common stock which had been issued to a consultant for services in December 2003.

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

We intend to increase revenue from our core payment processing products, which include: (1) Authorization: transaction fees derived from processing point of sale terminal transactions; (2) Dynamic Currency Conversion support services: fees for facilitating real-time currency conversion and transaction authorization and settlement services for merchants and acquiring banks; (3) Consulting and Software Development Fees: consulting services and customized software development provided to financial institutions and merchants; (4) Sale of Point of Sale solutions: sales of point of sale terminals; (5) Internet Payment Gateway: transaction fees from processing internet transactions through our Internet Payment Gateway; and (6) Private Label Cards: transaction management services provided for a private label card issuer. Our revenue for the quarter ended September 30, 2006 was primarily generated from transaction fees through our Finland operations.

We are continuously reviewing our product and service offerings to ensure that we maintain our competitive position in our target markets. Subsequent to our systems upgrade in December 2003 to the latest Hewlett-Packard NonStop servers and BASE24 e-payment processing software, the company has continued to invest heavily in its technical infrastructure in order to meet the highest industry standards . The company believes that this continued investment in our technical infrastructure will enhance our position in the market place ensuring that our product offerings are attractive to both our existing and potentially new clients alike.

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

The Company's revenue for the three months ended September 30, 2006 was primarily generated from the transaction processing fees through our Finland operations.

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

Results Of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

(a) REVENUE

The Company had revenue of $461,860 for the three months ended September 30, 2006 compared to $602,748 for the three months ended September 30, 2005, a decrease of $140,888 or approximately 24%. The decrease was due primarily to the decrease in the amount of revenue generated from consulting and development fees. The company successfully completed stages of several projects in the prior fiscal year ended June 30, 2006. During the three months ended September 30, 2005, the Company derived revenues of $130,668 from development and consulting services supplied to clients. For the comparable period ended September 30, 2006 the Company did not receive any such fees for similar services. As the company’s clients move to the next stages of their projects the Company expects to receive further revenue from consulting and development fees throughout the remainder of fiscal 2007.

For the three months ended September 30, 2006, the Company processed 4,917,953 transactions, an increase of 529,415 or approximately 12%, over the 4,388,538 transactions that were processed in the corresponding period ended September 30, 2005.

The Company expects the trend of increased processing fees to continue throughout the remainder of fiscal 2007 with the addition of new clients and a continued increase in consumers' preference to use credit and debit cards as against cash, will result in increased transactional volume. The Company expects revenue levels to increase throughout the next twelve months as it continues to introduce its service offerings, such as EMV transaction processing and its Internet Payment Gateway. In addition, the Company believes that it will derive further revenue from the sale of Point Of Sale terminals through its relationships with Hypercom , Global Refunds and Thyron. The Company has placed orders for in excess of 2000 point of sale terminals from vendors such as Hypercom and Thyron, and the Company expects to sell these terminals to its clients during the remainder of fiscal 2007.There can be no guarantee that the Company's products will be accepted in the marketplace or that its sales efforts will be successful. Please see "Factors That May Affect Operating Results."

A significant percentage of the Company's revenue for the three months ended September 30, 2006 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 56% of the Company's total revenues were attributable to its ten largest customers. The future loss of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that this customer concentration will continue for the remainder of fiscal 2007, but will gradually start to be diluted beginning in the second half of fiscal 2007 as it continues to pursue operations outside of Finland.. The Company is currently pursuing opportunities in several European countries through our relationship with Global Refunds. Initial pilot terminals have been deployed in Spain . The pilot program has been successful and the Company expects to deploy additional terminals in Spain and other countries through the remainder of fiscal 2007. Through our relationship with Hypercom , we have also identified opportunities for terminal deployment in the Dominican Republic and Sweden . The Company is also vigorously active in establishing a market for our products in Asia, specifically China.

The majority of Company's revenues for the three months ended September 30, 2006 have been generated by our operations outside of the United States, and our future growth rate is in part dependent on continued growth in international markets. The Company expects the majority of our revenue to continue to be generated outside of the U.S. through the remainder of fiscal year 2007.

(b) COST OF REVENUE

Cost of revenue was $533,978 for the three months ended September 30, 2006, compared to $498,556 for the three months ended September 30, 2005, an increase of $35,422 or approximately 7%. The increase in cost of revenue is due in part to continued investment in the Company's technical infrastructure and hiring of additional staff.

Cost of revenue can be expected to increase in the coming twelve months if the Company continues our current trend of increasing the number of transactions processed. The Company also intends to expand our service offering and its business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,398,115 for the three months ended September 30, 2006 compared to $1,024,454 for the three months ended September 30, 2005, an increase of $1,373,661 or approximately 134%. During the three months ended September 30, 2006, the primary components of selling, general, and administrative expenses were: consulting fees of $1,201,492, of which $1,081,476 were non-cash costs; payroll and related costs of $497,493; legal and accounting fees of $179,594; travel and entertainment costs of $153,614; facility costs, such as rent, telephone, and utilities, of $142,436; professional services of $78,778; and depreciation and amortization of $67,878.

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

(d) INTEREST EXPENSE

The Company had net interest income of $12 during the three months ended September 30, 2006 compared to net interest expense of $18,772 for the three months ended September 30, 2005, a decrease of $18,784. Lower interest expense was due to a decrease in the company’s debt.

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

(e) NET LOSS

For the reasons stated above, the Company recorded a net loss of $2,470,221 for the three months ended September 30, 2006 compared to $937,030 for the three months ended September 30, 2005, an increase of $1,533,191 or approximately 164%. The increased loss is primarily due to the decrease in sales, general, and administrative expenses for the period. The Company may continue to incur losses on both a quarterly and annual basis, and anticipates continued losses for at least the next 12 months. In addition, the Company expects to continue to incur significant costs of services and substantial operating expenses. Therefore, the Company will need to significantly increase revenues to achieve profitability and a positive cash flow. The Company may not be able to generate sufficient revenues to achieve profitability. The Company expects losses to continue for at least the next twelve months.

The Company will attempt to continue to fund its operations primarily through equity financing, and possibly debt financing, until it achieves profitability, of which there is no guarantee. The Company expects these concerns regarding its perceived viability to continue throughout the fiscal year 2007.

OPERATING ACTIVITIES

The net cash used in operating activities was $1,421,228 for the three months ended September 30, 2006 compared to $800,198 for the three months ended September 30, 2005, an increase of $621,030 or approximately 78%. Cash used in operating activities during the three months ended September 30, 2006 is attributable primarily to the net loss of $2,470,221 partially offset by non-cash charges of $1,081,476 and $192,812 of depreciation and amortization. During the three months ended September 30, 2006, cash used in operating activities of $225,294 was due to changes in the components of working capital. During the three months ended September 30, 2005, cash used in operating activities of $342,729 was due to changes in the components of working capital

INVESTING ACTIVITIES

Net cash used in investing activities was $180,192 for the three months ended September 30, 2006, which was an increase of $151,325 or approximately 524% compared to cash used in investing activities of $28,867 for the three months ended September 30, 2005. This increase was primarily due to increased investing by the Company in software and capitalized software costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company had total current assets of $3,828,828 and total current liabilities of $1,017,880, resulting in working capital of $2,810,948. The Company had cash and cash equivalents of $3,040,769 at September 30, 2006. As of September 30, 2006, the Company had an accumulated deficit of $60,583,936. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The independent auditors report on our June 30, 2006 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

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

In March 2006, a group of European investors , lead by Olympia Holding AS, informed the Company that they were willing to invest on the same terms and conditions that were negotiated for the now-terminated January Financing, and the Company agreed to this financing transaction with these investors (the "March Financing").

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The Company intends to issue these shares in two tranches of 23,000,000 shares each. The shares which will be held in escrow by Carl Hessel , a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within three months thereafter. As of September 30, 2006, the Company had received cash in the net amount $ 6,169,924 pursuant to the March Financing, and had issued 22,850,000 shares of common stock and warrants to purchase an additional 24,836,957 shares. The Company is holding is escrow the remaining 150,000 shares of common stock issuable under the first tranche of the March Financing.

During the three months ended September 30, 2006, the Company received an additional $1,600,000 pursuant to the second tranche of the March Financing. The Company has not yet issued the shares or warrants related to this $1,600,000. The 23,000,000 shares of common stock issuable under the second tranche of the March Financing have been issued by the Company’s transfer agent, and are being held in escrow pending receipt of the proceeds of the March Financing by the Company. The amount of $1,600,000 is shown as common stock subscribed on the Company’s balance sheet at September 30, 2006.

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

At September 30, 2006, the Company has not recognized interest income on these notes as the transactions are not yet deemed consummated as the Company has not received any of the proceeds of the April Financing.

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

Management plans to continue raising additional capital through a variety of fund raising methods during fiscal 2007 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Although the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

•	curtail operations significantly;
•	sell significant assets;
•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or
•	explore other strategic alternatives including a merger or sale of the Company.

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

The Company has been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $1,652,500 during the three months ended September 30, 2006 compared to $1,884,948 for the three months ended September 30, 2005, an increase of $232,448 or approximately 12.33%. During the three months ended September 30, 2006, the Company received $1,600,000 in cash from the sale of common stock, and $52,500 from the exercise of stock options.

CERTAIN INDEBTEDNESS

Paul Egan has advanced funds to the Company for its operations. These amounts include net advances of $18,709 at September 30, 2006. No interest was accrued on this advance, which was repaid to Paul Egan subsequent to September 30, 2006.

ACCRUED SALARIES

The Company's president, Paul Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. At September 30, 2006, the amount of $39,903 in accrued salary is due to Paul Egan.

The Company's chief financial officer, Ciaran Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. At September 30, 2006, the amount of $38,247 in accrued salary is due to Ciaran Egan.

EXCHANGE RATES

The Company's operations are principally in Helsinki, Finland under the name of Rahaxi Processing Oy., operated in its local currency, the Euro, and in Dominican Republic under the name ePayLatina S.A., operated in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in Other - comprehensive income (loss). The accumulated foreign currency translation adjustment was $(97,883) at September 30, 2006.

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

FACTORS THAT MAY AFFECT OPERATING RESULTS

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside the Company's control. General factors that may affect the Company's operating results include:

•	market acceptance of and changes in demand for products and services;
•	a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;
•	gain or loss of clients or strategic relationships;
•	announcement or introduction of new services and products by the Company or by its competitors;
•	price competition;
•	the ability to upgrade and develop systems and infrastructure to accommodate growth;
•	the ability to introduce and market products and services in accordance with market demand;
•	changes in governmental regulation; and
•	reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability

The Company believes that any future growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its client base. If the Company is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

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

Risks associated with the development and introduction of new products include delays in development and changes in payment processing, and operating system technologies that could require the Company to modify existing products. There is also the risk to the Company that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time. Further, the Company expects that its revenue during fiscal 2007 will be significantly affected by the timing and success of the introduction of new products and services during the fiscal year.

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

The Company intends to recruit in fiscal year 2007 employees who are skilled in e-commerce, payment, funds management, payment reconciliation, Internet and other technologies. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

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

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material changes to the legal proceeding or investigations reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-KSB filed with the SEC on September 29, 2006(the "Prior 10-K"). Other than as set forth in the Prior 10-K, the Company is not a party to any material pending legal proceeding.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on September 30, 2006 (not previously reported in a Form 8-K):

On July 26, 2006, the Company issued 100,000 shares of its common stock valued at $50,000 to a consultant for services to be provided through July 2007.

On August 29, 2006, the Company issued 180,000 shares of its common stock valued at $75,600 for prepaid rent.

There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company issued 300,000 shares of its common stock to a consultant for services . The Company also received for cancellation 142,857 shares of its common stock which had been issued to a consultant for services in December 2003.

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTAR TECHNOLOGY CORPORATION

Date: November 20, 2006	By:	/s/ Paul Egan
Chief Executive Officer

Date: November 20, 2006	By:	/s/ Ciaran Egan
Secretary/Treasurer/ Chief Financial Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated November 17, 1999 (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 3, 2000).

3.2	Certificate of Amendment of Articles of Incorporation, dated September 8, 2000 (incorporated by reference to Exhibit 3.4 of the Form S-8 filed on August 17, 2001).

3.3	Certificate of Amendment to Articles of Incorporation, dated February 15, 2001 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 20, 2001).

3.4	Certificate of Amendment to Articles of Incorporation, dated December 15, 2002 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on March 12, 2003).

3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2003 (incorporated by reference to Exhibit 3.5 of the Form 10-QSB filed on March 12, 2003).

3.6	Bylaws, dated November 17, 1999 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 3, 2000)

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