Form 10QSB
period 2006-12-31
FREESTAR TECHNOLOGY CORP
filed 2007-02-20
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

COMMISSION FILE NUMBER: 0-28749

FREESTAR TECHNOLOGY CORPORATION
(Exact Name of Company as Specified in Its Charter)

Nevada	88-0446457
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31 Mespil Road, Ballsbridge, Dublin 4, Ireland
(Address of Principal Executive Offices)

353 1 6185060
(Company's Telephone Number)

______________________________________________________________________
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

As of February 14, 2007, the Company had 241,276,789 shares of common stock issued and 193,126,789 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No  ☒

PART I - FINANCIAL INFORMATION

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006

ASSETS

2006

Current assets:
Cash and cash equivalents	$1,325,370
Accounts receivable, net of allowance for doubtful accounts of $21,200 (note 3)	468,526
Other current assets (note 5)	190,408
Inventory (note 4)	655,976

Total current assets	2,640,280

Property, plant and equipment, net of accumulated depreciation and
amortization of $105,192 (note 6)	175,604
Software license, net of accumulated amortization of $916,147 (note 7)	1,345,009
Customer relationships and contracts, net of accumulated amortization of $693,533 (note 7)	2,255,716
Software, net of accumulated amortization of $877,845 (note 7)	2,073,868
Other long-term assets (note 5)	29,416

Total assets	$8,519,893

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 8)	1,391,680
Loan payable to employee	109,862
Accrued officer salaries	61,423

Total current liabilities	1,562,965

Commitments and contingencies
Minority interest in accumulated earnings of subsidiaries	4,244
Stockholders' Equity:
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000
Convertible preferred stock, series B, $0.001 par value,
4,000,000 shares authorized, issued and outstanding	4,000
Additional paid-in capital - preferred stock	6,368,058
Common stock, $0.001 par value, 500,000,000 shares authorized;
237,276,789 shares issued and 189,126,789 outstanding (note 9)	189,127
Additional paid-in capital - common stock	63,571,173
Common stock subscrptions receivable	(183,292)
Common stock subscribed	2,500,000
Deferred compensation	(1,705,653
Accumulated deficit	(63,708,394)
Accumulated other comprehensive gain (loss)	(83,335)

Total stockholders' equity	6,952,684

Total liabilities and stockholders' equity	$8,519,893

The accompanying notes form an integral part of these consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
		(restated)		(restated)

Revenue	$811,902	$577,946	$1,273,762	$1,180,694

Cost of revenue	887,309	444,816	1,421,287	943,372

Gross profit	(75,407)	133,130	(147,525)	237,322

Selling, general and administrative expenses	3,054,011	1,884,052	5,452,127	2,908,506

Loss from operations	(3,129,418)	(1,750,922)	(5,599,652)	(2,671,184)

Other income (expenses):
Gain on disposal of assets	-	219	-	2,223
Interest income/(expense)	(791)	(18,475)	(779)	(37,246)

Loss before income taxes and minotiry interest in subsidiaries	(3,130,209)	(1,769,178)	(5,600,431)	(2,706,207)

Income taxes	7,960	-	7,960	-

Minority interest in net loss of subsidiaries	(13,712)	-	(13,712)	-

Net Loss	(3,124,457)	(1,769,178)	(5,594,679)	(2,706,207)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	14,548	(40,580)	26,028	(7,518)

Comprehensive loss	$(3,109,909)	$(1,809,758)	$(5,568,651)	$(2,713,725)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding - basic	186,510,046	133,018,400	184,722,154	126,741,569

Weighted average shares outstanding - diluted	212,623,091	158,650,032	211,456,726	152,460,939

The accompanying notes form an integral part of these consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
Cash flows used for operating activities:
Net loss	$(5,594,679)	$(2,706,207)
Minority interest in net loss of subsidiary	(13,712)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Amortization of discount on note	-	24,727
Gain on disposal of fixed assets	-	(2,223)
Depreciation and amortization	394,168	305,153
Warrants issued pursant to jointventure agreement		259,311
Non-cash compensation	2,566,590	1,012,068

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	134,236	(190,664)
Inventory	(550,196)	(119,387)
Employee loan	-	(35,000)
Long term deposits and prepaid rent	(29,416)
Other current assets	20,137	(44,970)
Increase (decrease) in liabilities

Accounts payable and accrued expenses	20,843	(46,680)

Cash advance to company by employee	109,861	-
Payment of accrued salary to officers	61,423	(230,000)

Total adjustments	2,713,934	932,335

Net cash used by operating activities	(2,880,745)	(1,773,872)

Cash flows provided by (used for) investing activities:
Purchase of fixed assets	(80,440)	(34,671)
Cash from sale of fixed assets	-	2,223
Purchase of software and capitalized software cost	(300,306)	(318,410)
Investment in PLC, net of cash acquired	(177,787)	-
Net cash used by investing activities	(558,533)	(350,858)
Cash flows provided by (used for) financing activities:
Proceeds from sale of common stock	1,900,000	1,000,000
Commissions for sale of common stock	(190,000)
Proceeds from exercise of stock options/warrants	52,500	57,178
Proceeds from (repayments to) related parties	-	(144,394)
Payments to related parties for advances	-	1,212,493

Net cash provided by financing activities	1,762,500	2,125,277

Net increase (decrease) in cash and cash equivalents	(1,676,778)	547

Foreign currency translation adjustments	30,014	(5,831)

Cash and cash equivalents, beginning of period	2,972,135	632,678
Cash and cash equivalents, end of period	$1,325,370	$627,394

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$7,961	$-

Shares of common stock issued for services	$876,500	$996,800

Adjustment of deferred compensation for the period	$1,086,673	$551,635

Shares of common stock issued for subscriptions receivable	$-	$400,000

Cancellation of shares of common stock	$(158,000)	$263,349

Non-cash compensation for exercise price of stock options	$-	$1,500

Fair value of options issued to consultants and employees	$761,417	$828,758

Imputed interest on note issued for legal settlement	$-	$24,727

Value of term extension of warrants and options to consultants	$-	$259,035

Shares of common stock issued for prepaid rent	$75,600	$-

Stock options exercised, cash not received	$75,000	$-

Shares of common stock issued for subscriptions payable	$352,500	$-

Shares of common stock issued to acquire interest in subsidiary	$800,000	$-

Acquisition of PLC Partners, LTD:

Accounts receivable	$273,740	$-
Property and equipment	2,381	-
Customer relationships and contracts	982,045	-
Current liabilities	(262,423)	-
Minority interest	(17,956)	-

Net assets	$977,787	$-

Common stock issued	$800,000	$-
Cash paid	200,000	-
Cash balances upon acquisition	(22,213)	-
Net assets	$977,787	$-

The accompanying notes form an integral part of these consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2006. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of December 31, 2006, and the results of operations and cash flows for the six months ended December 31, 2006 and 2005. The results of operations for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain amounts in the prior period on the Statements of Cash Flows have been changed to conform to the current period presentation.

Nature Of Business Operations

The Company (formerly Freestar Technologies) was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Dublin, Ireland; the Company also has offices in Helsinki, Finland; Stockholm, Sweden; Geneva, Switzerland; and Santo Domingo, the Dominican Republic.

The Company intends to derive revenues from its core payment processing products, which include: (1) Authorization: transaction fees derived from processing point of sale terminal transactions; (2) Dynamic Currency Conversion support services: fees for facilitating real-time currency conversion and transaction authorization and settlement services for merchants and acquiring banks; (3) Consulting and Software Development Fees: consulting services and customized software development provided to financial institutions and merchants; (4) Sale of Point of Sale solutions: sales of point of sale terminals; (5) Internet Payment Gateway: transaction fees from processing internet transactions through its Internet Payment Gateway; and (6) Private Label Cards: transaction management services provided for a private label card issuer. Our revenue for the three months ended December 31, 2006 was primarily generated from transaction fees and consulting fees through our Finland operations, though the began shipping point of sales terminals during the three months ended December 31, 2006.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $3,124,457 for the three months ended December 31, 2006 and $13,999,773 for the year ended June 30, 2006, and had an accumulated deficit of $63,708,394 as of December 31, 2006.

Historically, the Company’s revenues from operations have been inadequate to satisfy its ongoing capital requirements. Management believes that revenues from operations will continue to be inadequate to satisfy its ongoing capital requirements for at least the next 12 months. Management's belief is based on the Company's operating plan, which in turn is based on assumptions that may prove to be incorrect. The Company anticipates that it will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for growth, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

A summary of option activity under the 2002 Stock Incentive Plan as of December 31, 2006, and changes during the period then ended are presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2006	625,000	$0.34

Granted	500,000	$0.14
Unvested	(479,167)	$0.14
Exercised	(50,000)	$0.15
Cancelled / Expired	-	-

Options exercisable at December 31, 2006	595,833	$0.35

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $118,250. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.37 as of December 31, 2006, and the exercise price multiplied by the number of options outstanding. As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $135,568. The total fair value of options vested was $5,679 and $0 for the three-month periods ended December 31, 2006 and 2005, respectively. The total fair value of options vested was $5,679 and $0 for the six-month periods ended December 31, 2006 and 2005, respectively.

The modified transition method of SFAS 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS 123R regarding net loss an net loss per share as if we had accounted for our stock plans under the fair value method of SFAS 123R. For pro forma purposes, the fair value of stock options was estimated using the Black-Scholes option valuation model and amortizing on a straight-line basis. The pro forma amounts for the three and six months ended December 31, 2005 are as follows:

	Three months ended December 31, 2005		Six months ended December 31, 2005
Net loss, as reported		$(1,769,178)	$(2,706,207)
Compensation recognized under APB No. 25		34,500	34,500
Compensation recognized under SFAS No. 123		(34,500)	(34,500)
(Pro forma net loss)		$(1,769,178)	$(2,706,207)
Pro forma loss per share	$	$ (0.01)	$(0.02)

 Disclosure for the period ended December 31, 2006 was not presented because the amounts are recognized in the consolidated financial statements.

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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the three and six months ended December 31, 2006, the Company placed into service and began $0 of software. The total net book value of software in service at December 31, 2006 is approximately $881,289. The total net book value of software under development at December 31, 2006 is approximately $ 1,192,579. During the six months ended December 31, 2006, the Company has capitalized software totaling $300,306. At December 31, 2006, total software capitalized at under SFAS No. 86 is $2,951,712 net of accumulated amortization of $877,845.

Software costs also include the Enhanced Transactions Secured Software ("ETSS"), which was originally contributed by the founder and president of ePayLatina, S.A., Paul Egan, who is also president of the Company. This software is essential for the use of the Company's ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three to six years. These costs have been substantially amortized as of December 31, 2006.

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

 Accounting for Servicing of Financial Assets, In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140” (“ SFAS No. 156”), which amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The Board concluded that fair value is the most relevant measurement attribute for the initial recognition of all servicing assets and servicing liabilities, because it represents the best measure of future cash flows. This Statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement of its servicing assets and servicing liabilities by class, thus simplifying its accounting and providing for income statement recognition of the potential offsetting changes in fair value of the servicing assets, servicing liabilities, and related derivative instruments. An entity that elects to subsequently measure servicing assets and servicing liabilities at fair value is expected to recognize declines in fair value of the servicing assets and servicing liabilities more consistently than by reporting other-than-temporary impairments. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company has not yet determined the impact the Company's condensed consolidated financial position or results of operations.

Accounting for Fair Value Measurements, In September 2006, the FASB issued SFAS No. 157,“Fair Value Measurements” (“SFAS No. 157”), to define fair value and establish a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and to expand disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. Prior to this Statement, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. A single definition of fair value, together with a framework for measuring fair value, should result in increased consistency and comparability in fair value measurements. The expanded disclosures about the use of fair value to measure assets and liabilities should provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Early adoption is permitted.  The Company has not yet determined the impact the Company's condensed consolidated financial position or results of operations.

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

2. ACQUISITION OF PROJECT LIFE CYCLE PARTNERS, LTD.

Effective November 21, 2006, the Company has acquired 50% of the outstanding capital stock of Project Life Cycle Partners, Ltd. (“PLC Partners”), a technology consulting firm located in Dublin, Ireland.  PLC Partners is a niche project consulting firm specializing in the management and implementation of information systems projects.  PLC Partners has international experience within the financial services sector.

The acquisition of PLC Partners was accounting for using the purchase method in accordance with SFAS 141, “business Combinations”. Total consideration for the transaction was $1,000,000, consisting of $200,000 cash and 2,222,222 shares of the Company’s common stock, valued at $0.36 per share based upon a 30-day average closing price per share. The Company also assumed 50%, or approximately $132,000, of PLC’s liabilities at the date of acquisition. The Company may be required to issue additional shares, capped at a maximum of an additional 50%, if, on the one-year anniversary of the acquisition, the 30-day average closing price per share of the Company’s stock is less than $0.36.

The PLC Partners acquisition is not a significant acquisition pursuant to Rule 3-01 of regulation S-X of the Securities and Exchange Commission, and the Company is not required to submit pro forma financial statements under Item 9.01(b).

The results of operations for PLC Partners have been included in the Consolidated Statements of Operations since the date of acquisition. The components of the purchase price were as follows:

Common stock	$800,000
Cash	200,000
Total	$1,000,000

In accordance with Financial Accounting Standard (SFAS) No. 141, Business Combinations, the total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed. The fair value of the assets acquired was based on management's best estimates. The purchase price was allocated to the fair value of assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$22,213
Accounts receivable	273,740
Equipment and other assets	2,381
Customer relationships and contracts	982,045
Subtotal	1,280,379
Current liabilities	(262,423)
Minority interest	(17,956)
Total	$1,000,000

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the Company and PLC Partners businesses as if the combination had occurred at the beginning of the periods presented compared with the actual results of operations of the Company for the same period. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies' combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of the Company's future results.

	Three months Ended December 31,
	Proforma 2006	Proforma 2005
Revenue
Freestar	$598,457	$577,946
PLC	239,009	115,313
Combined	837,466	693,259

Net (loss)	$(3,140,801)	$(1,730,669)
Basic and diluted (loss) per share	$(0.02)	$(0.01)

	Six months Ended December 31,
	Proforma 2006	Proforma 2005
Revenue
Freestar	$1,060,317	$1,180,694
PLC	348,065	216,677
Combined	1,408,382	1,397,371

Net (loss)	$(5,635,975)	$(2,695,673)
Basic and diluted (loss) per share	$(0.03)	$(0.02)

3. ACCOUNTS RECEIVABLE

At December 31, 2006, accounts receivable consists of:

Amounts receivable from customers	$489,726
Less: Reserve for doubtful accounts	(21,200)
Accounts receivable, net	$468,526

4. INVENTORY

Inventory at December 31, 2006 consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories as of December 31, 2006 are as follows:

Finished goods	$655,976
Total	$655,976

5. OTHER ASSETS

Other current assets at December 31, 2006 consist of the following:

Prepayments to vendors	$151,806
Receivables from employees	37,366
Other receivables	1,236
$190,408

Other long-term assets at December 31, 2006 consist of the following:

Prepaid rent	$25,200
Deposits	4,216
Total	$29,416

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at December 31, 2006 is as follows:

Computer equipment	$147,601
Furniture and office equipment	133,195
280,796
Less accumulated depreciation and amortization	(105,192)
Property and equipment, net	$175,604

Total depreciation and amortization expense for property and equipment amounted to $26,004 and $18,675 for the six months ended December 31, 2006 and 2005, respectively.

7. ACQUISITION OF INTANGIBLE ASSETS

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

The identifiable intangible assets acquired and their carrying values at December 31, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residul Value	Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$2,951,712	$877,844	$2,073,868	$0	4.6
Customer Relationships and Contracts	$2,949,249	$693,533	$2,255,716	$0	10.0
Software Licenses	$2,261,156	$916,147	$1,345,009	$0	10.0

Total amortization expense charged to operations for the six months ended December 31, 2006 and 2005 was $368,164 and $217,178 respectively.

As a result of the PLC acquisition, the Company had allocated a the fair value to the customer relationships and contracts of $982,045 at November 21, 2006 (note 2).

Considerable management judgment is necessary to estimate the fair value of intangible assets. The Company will engage the assistance of an independent valuation consultant to determine the values of our intangible assets and goodwill as of the date of acquisition. Based on various market factors and projections used by management, actual results could vary significantly from managements' estimates.

In accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAF No. 142), an impairment test will be performed on June 30, 2007.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 are as follows:

Accounts payable	$1,381,188
Accrued payroll	10,492
Total	$1,391,680

9. EQUITY

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

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares which will be held in escrow by Carl Hessel, a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within three months thereafter. As of December 31, 2006, the Company had received cash in the net amount $6,469,924 pursuant to the March Financing, and had issued 22,850,000 shares of common stock and warrants to purchase an additional 24,836,957 shares. The Company has not yet issued the shares or warrants related to $1,900,000, and this amount is carried as common stock subscribed on the Company's balance sheet at December 31, 2006.

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

The warrants to be issued pursuant to the investors in the March Financing are as follows:

	Number of shares of Company Common Stock underlying Warrants
Exercise Price Per Share	When fully subscribed	At December 31, 2006
$1.50	14,000,000	6,954,348
$2.50	11,000,000	5,464,130
$4.50	7,000,000	3,447,174
$5.50	7,000,000	3,447,174
$6.50	7,000,000	3,447,174
$8.50	4,000,000	1,986,957
	50,000,000	24,836,957

All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

April 2006 Financing

In April 2006, the Company signed subscriptions agreements with a group of offshore investors led by Swedish Credit and Finance.AB for the sale of an aggregate of 25,000,000 shares of the Company's common stock plus warrants to purchase an additional 25,000,000 shares of common stock for the aggregate price of $10,000,000 (the “April Financing”). Subject to the receipt of funds by the Company under the April Financing, shares of common stock will be issued as follows:

Number of Shares	Price per Share	Total Price	Terms
5,000,000	$0.30	$1,500,000	90 day note at 12% due August 9, 2006
10,000,000	$0.55	$5,500,000	One year note at 12% due May 11, 2007
10,000,000	$0.30	$3,000,000	Cash due 30 days, or June 10, 2006
25,000,000		$10,000,000

These shares and warrants are being held in escrow by Margaux Investment Management Group, S.A., a Company controlled by a board member, Carl Hessel, and are not deemed to be issued and outstanding as of the date of the financial statements .

At December 31, 2006, the Company has not recognized interest income on these notes as the transactions are not yet deemed consummated as the Company has not received any of the proceeds of the April Financing.

Upon receipt of the funds from the April Financing, warrants will be issued as follows:

Exercise Price Per Share	Number of shares of Company Common Stock underlying Warrants
$ 1.50	10,000,000
$ 2.00	7,500,000
$ 2.50	5,000,000
$ 3.00	2,500,000

All warrants will have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the investors in connection with the April Financing and the shares and warrants issued in the April Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

Sales Of Securities

During the six months ended December 31, 2006, the Company issued the following shares of common stock:

The Company issued 750,000 shares of common stock with a fair value of $352,500 previously subscribed to an employee for services to be performed through July 2007, during the three months ended September 30, 2006.

The Company issued 450,000 shares of common stock with a fair value of $209,000 to a consultant for services to be performed through July 2007, during the three months ended September 30, 2006.

The Company issued 180,000 shares of common stock with a fair value of $75,600 as prepaid rent through August, 2008, during the three months ended September 30, 2006.

The Company issued 350,000 shares of common stock to a consultant pursuant to the exercise of options for $52,500 cash, during the three months ended September 30, 2006.

The Company issued 50,000 shares of common stock to an employee for the exercise of options; the exercise price of $7,500 has not yet been received, and this amount is carried as subscription receivable on the Company's balance sheet at December 31, 2006.

The Company issued 650,000 shares of common stock with a fair value of $240,000 to a consultant for services to be performed by the consultant through December 31, 2006. The consultant is a director of PLC Partners, Ltd., a subsidiary of the Company. The Company charged the fair value of $240,000 to operations during the three months ended December 31, 2006.

The Company issued 1,000,000 shares of common stock with a fair value of $330,000 to a consultant for services through November 2007. The Company charged the amount of $63,311 to operations and $176,689 to deferred compensation during the three months ended December 31, 2006.

The Company cancelled 142,858 shares of common stock originally issued to a consultant in a prior period. These shares had a fair market value of $158,000 which was charged to operations at the time of issuance. During the three months ended December 31, 2006, the Company credited to operations the amount of $158,000.

The Company issued an aggregate 2,222,220 shares of common stock with a fair value of $800,000 pursuant to the acquisition of PLC Partners.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	Number of shares exercisable	Weighted average exercise price of options
$0.15	166,666	8.7	$0.15	166,666	$0.15

$0.20	1,500,000	9.8	$0.20	1,500,000	$0.20

$0.49	756,303	6.2	$0.49	756,303	$0.49

$0.70	756,303	6.2	$0.70	756,303	$0.70

	3,179,272	8.0	$0.54	3,179,272	$0.39

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2006	1,679,272	$0.54

Granted	350,000	0.150
Exercised	(350,000)	(0.150)
Cancelled / Expired	-	-

Options exercisable at
September 30, 2006	1,697,272	$0.54

Granted	1,500,000	0.20
Exercised	-	-
Cancelled / Expired	-	-
Options exercisable at December 31, 2006	3,179,272	$0.39

During the six months ended December 31, 2006, the Company issued options to purchase 350,000 shares of the Company's common stock at $0.15 per share to a consultant. The Company valued these options using the Black-Scholes valuation model, and charged the fair value of $127,689 to operations during the three months ended September 30, 2006.

Also during the six months ended December 31, 2006, the Company issued options to purchase 1,500,000 shares of the Company’s common stock at $0.20 per share to three consultants. The Company valued these options using the Black-Scholes valuation model, and charged the fair value of $498,171 to operations during the three months ended December 31, 2006.

The estimated value of non-employee stock options vested during the six months ended December 31, 2006 were determined using the Black-Scholes options pricing model and the following assumptions: expected option life of to 120 months, a risk free interest rate of 4.75%, a dividend yield of 0%, and expected volatility of 108% to 111%.

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company's common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	Number of shares exercisable	Weighted average exercise price of exercisable options
$0.14	500,000	10.7	$0.14	500,000	$0.14
0.15	200,000	9.4	0.15	200,000	0.15
0.47	375,000	9.3	$0.47	375,000	0.47
	1,075,000	10.0	$0.26	1,075,000	$0.26

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2006	625,000	$0.34

Granted	-	-
Exercised	(50,000)	0.150
Cancelled / Expired	-	-
Options exercisable at September 30, 2006	575,000	0.36

Granted	500,000	0.14
Exercised	-	-
Cancelled / Expired	-	-
Options exercisable at December 31, 2006	1,075,000	$0.26

The weighted-average fair value of stock options granted to employees during the three months ended December 31, 2006 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

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

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company's common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of shares exercisable	Weighted average exercise price of exercisable options
$0.20 - 0.2143	1,204,786	0.9	$0.2143	1,204,786	$0.20-.2143

$0.75	750,000	1.4	$0.75	750,000	$0.75

$0.98-1.00	13,392,857	2.8	$0.98-1.00	13,392,857	$0.98-1.00

$1.50	7,954,348	0.8	$1.50	7,954,348	$1.50

$2.50	5,464,130	1.3	$2.50	5,464,130	$2.50

$4.50	3,477,174	1.4	$4.50	3,477,174	$4.50

$5.50	3,477,174	1.2	$5.50	3,477,174	$5.50

$6.50	3,477,174	1.2	$6.50	3,477,174	$6.50

$8.50	1,986,957	1.2	$8.50	1,986,957	$8.50

$2.77	41,184,600	1.75	$2.77	41,184,600	$2.77

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants exercisable at June 30, 2006	41,184,600	$2.77
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at September 30, 2006	41,184,600	2.77
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants exercisable at December 31, 2006	41,184,600	$2.77

10. SEGMENT INFORMATION

The Company currently operates three business segments: (1) the sale of its secure transaction processing system ePayPad and related service (Paysafe), and (2) transaction processing fees generated through its wholly owned subsidiary, Rahaxi Processing Oy; and (3) consulting services offered through its 50% owned subsidiary PLC Partners, LTD Intercompany receivable and payable are subtracted from the total assets and liabilities for the segments, that are eliminated in consolidation and therefore, do not themselves impact consolidated results.

The following table summarizes segment asset and operating balances by reportable segment:

	Three months ended December 31		Six months ended December 31
	2006	2005	2006	2005
Sales to external customers:
Corporate	-	-		-
PaySafe	-	-		-
Rahaxi	598,457	577,946	1,060,317	1,180,694
PLC	213,445	-	213,445	-
Total sales to external customers:	811,902	577,946	1,273,762	1,180,694

Depreciation and amortization:
Corporate	1,230	-	2,460	-
PaySafe		6,405	4,605	19,555
Rahaxi	194,513	152,222	381,488	285,598
PLC	5,615	-	-	-
Total depreciation and amortization:	201,358	158,627	394,168	305,153

General and administrative expense:
(not including depreciation and amortization)
Corporate	2,017,989	1,365,587	3,925,434	2,122,149
PaySafe	192,463	63,174	274,388	115,939
Rahaxi	673,392	392,537	971,293	545,885
PLC	58,769	-	58,769	-
Total general and administrative expense	2,942,613	1,821,298	5,229,884	2,783,973

Capital expenditures:
Corporate	-	-	-	-
Paysafe	24,317	-	24,317	-
Rahaxi	176,237	322,301	356,429	353,081
PLC	177,787	-	177,787	-
Total capital expenditures	378,341	322,301	558,533	353,081

Operating income (loss):
Corporate	(2,017,989)	(1,607,575)	(3,925,434)	(2,359,797)
Paysafe	(187,856)	(49,533)	(274,388)	(115,939)
Rahaxi	(904.110)	(93,814)	(1,380,367)	(195,448)
PLC	(19,463)	-	(19,463)	-
Total operating income (loss)	(3,129,418)	(1,750,922)	(5,599,652)	(2,671,184)

Segment assets:
Corporate	1,048,140	537,979	1,048,140	537,979
Paysafe	159,031	44,774	159,031	44,774
Rahaxi	5,860,783	5,181,940	5,860,782	5,181,940
PLC	1,451,940	-	1,451,940	-
Total segment assets	8,519,893	5,764,693	8,519,893	5,764,693

11. RELATED PARTY TRANSACTIONS

Amounts due to related parties at December 31, 2006 consist of the following:

Accrued Salaries - Officers

The Company's president, Paul Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. At December 31, 2006, the amount of $21,403 in accrued salary is due to Paul Egan.

The Company's chief financial officer, Ciaran Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. At December 31, 2006, the amount of $40,020 in accrued salary is due to Ciaran Egan.

The Company’s 50% owned subsidiary PLC Partners, Ltd. was advanced the amount of 109,861 by one of principal employees.

12. SUBSEQUENT EVENTS

Subsequent to December 31, 2006, the Company sold 4,000,000 shares its common stock for $600,000 cash.

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

Our products and services are primarily focused on facilitating electronic card payment transactions. These products and services are used principally by financial institutions, retailers, and payment processors, in international markets.

We intend to increase revenue from our core payment processing products, which include: (1) Authorization: transaction fees derived from processing point of sale terminal transactions, including EMV-compliant transactions; (2) Dynamic Currency Conversion support services: fees for facilitating real-time currency conversion and transaction authorization and settlement services for merchants and acquiring banks; (3) Consulting and Software Development Fees: consulting services and customized software development provided to financial institutions and merchants; (4) Sale of Point of Sale solutions: sales of point of sale terminals; (5) Internet Payment Gateway: transaction fees from processing internet transactions through our Internet Payment Gateway; and (6) Private Label Cards: transaction management services provided for a private label card issuer. Our revenue for the quarter ended December 31, 2006 was primarily generated from transaction fees through our Finland operations.

We are continuously reviewing our product and service offerings to ensure that we maintain our competitive position in our target markets. Subsequent to our systems upgrade in December 2003 to the latest Hewlett-Packard NonStop servers and BASE24 e-payment processing software, the company has continued to invest heavily in its technical infrastructure in order to meet the highest industry standards. The company believes that this continued investment in our technical infrastructure would enhance our position in the market place ensuring that our product offerings are attractive to both our existing and potentially new clients alike.

Our business is continually evolving. Market conditions may require us to react quickly to problems and opportunities as they arise, and we may incur costs that we do not currently anticipate. Our business strategy to maximize growth and shareholder value may include future strategic acquisitions where we believe such acquisitions will help us quickly move forward in achieving our goals.

Management believes that our primary short-term growth opportunities will be derived from the European marketplace and a significant portion of our resources, both financial and personnel, will be directed towards developing those opportunities. We believe that our anticipated growth and ultimate profitability will depend in large part on the ability to promote our services, gain clients and expand our relationship with current clients. Accordingly, we intend to invest in marketing, strategic relationships, and development of our client base.

The Company's revenue for the three months ended December 31, 2006 was primarily generated from the transaction processing fees through our Finland operations. During the three months ended December 31, 2006, the Company also began recognizing consulting revenue from its interest in Project Life Cycle Partners, Ltd. (“PLC Partners”). The Company acquired a 50% interest in PLC Partners during the three months ended December 31, 2006. PLC Partners is a technology consulting firm located in Dublin, Ireland, and provides niche project consulting services in the management and implementation of information systems projects.  PLC Partners has international experience within the financial services sector. Also during the three months ended December 31, 2006, the Company began generating revenue from the sale of Point of Sale transaction processing terminals shipped from our warehouse in Finland.

The Company's principal offices are in Dublin, Ireland. The Company also has offices in Helsinki, Finland; Stockholm, Sweden; Geneva, Switzerland; and Santo Domingo, the Dominican Republic. While the Company's offices in Finland, Sweden, and Switzerland will primarily focus on the European market, the Company's office in the Dominican Republic will continue to pursue opportunities in the Caribbean and Latin America. Management believes that these emerging markets could offer favorable opportunities in the longer term. The Company has achieved certification to become a third party services provider for China Union Pay.

Results Of Operations

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

(a) REVENUE

The Company had revenue of $811,902 for the three months ended December 31, 2006 compared to $577,946 for the three months ended December 31, 2005, an increase of $233,956 or approximately 40%. The increase was due primarily to revenue derived from the Company’s acquisition of a 50% interest in PLC Partners. The Company also began selling its transaction processing terminals during the three months ended December 31, 2006. The Company's anticipates increased shipments of its terminals throughout the remainder of fiscal 2007.

For the three months ended December 31, 2006, the Company processed 4,827,103 transactions, an increase of 529,415 or approximately 9.6%, over the 4,827,103 transactions that were processed in the corresponding period ended December 31, 2005.

The Company expects the trend of increased processing fees to continue throughout the remainder of fiscal 2007 with the addition of new clients and a continued increase in consumers' preference to use credit and debit cards as against cash, will result in increased transactional volume. The Company expects revenue levels to increase throughout the next twelve months as it continues to introduce its service offerings, such as EMV compliant transaction processing. In addition, the Company believes that it will derive further revenue from the sale of Point Of Sale terminals through its relationships with Hypercom, Global Refunds and Thyron. The Company has placed orders for in excess of 1,500 point of sale terminals from vendors such as Hypercom and Thyron, and the Company expects to sell these terminals to its clients and resellers during the remainder of fiscal 2007. There can be no guarantee that the Company's products will be accepted in the marketplace or that its sales efforts will be successful. Please see "Factors That May Affect Operating Results."

A significant percentage of the Company's revenue for the three months ended December 31, 2006 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 55% of the Company's total revenues were attributable to its ten largest customers. The future loss of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that this customer concentration will continue for the remainder of fiscal 2007, but will gradually start to be diluted beginning at the end of the second half of fiscal 2007 and into fiscal 2008 as it continues to pursue operations outside of Finland. The Company is currently pursuing opportunities in several European countries through our relationship with Global Refunds. Initial pilot terminals have been deployed in Spain. The pilot program has been successful and the Company expects to deploy additional terminals in Spain and other countries through the remainder of fiscal 2007. Through our relationship with Hypercom, we have also identified opportunities for terminal deployment in the Dominican Republic and Sweden. The Company is also vigorously active in establishing relationships with acquiring banks in Europe after achieving certification of its payment gateway from China Union Pay. The certification means European bank acquirers will be able to process CUP transactions at their merchant terminals and at their ATMs. This allows Chinese visitors to use their CUP credit and debit cards during their visits to Europe.

All of Company's revenues for the three months ended December 31, 2006 have been generated by our operations outside of the United States, and our future growth rate is dependent on continued growth in international markets. The Company expects all of our revenue to continue to be generated outside of the U.S. through the remainder of fiscal year 2007.

(b) COST OF REVENUE

Cost of revenue was $887,309 for the three months ended December 31, 2006, compared to $444,816 for the three months ended December 31, 2005, an increase of $442,493 or approximately 99%. The increase in cost of revenue is due primarily to increased sales, as well as continued investment in the Company's technical infrastructure and hiring of additional staff.

Cost of revenue can be expected to increase in the coming twelve months if the Company continues our current trend of increasing the number of transactions processed. The Company also intends to expand our service offering and its business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $ 3,054,011 for the three months ended December 31, 2006 compared to $1,884,052 for the three months ended December 31, 2005, an increase of $1,169,959 or approximately 62%. During the three months ended December 31, 2006, the primary components of selling, general, and administrative expenses were: consulting fees of $1,552,352 of which $1, 218,794 were non-cash costs; payroll and related costs of $819,113; facility costs, such as rent, telephone, and utilities, of $214,345; travel and entertainment costs of $128,580; legal and accounting fees of $106,466; depreciation and amortization of $86,331; and professional services of $49,271. The components of selling, general and administrative costs that increased most significantly during the quarter ended December 31, 2006, compared to the quarter ended December, 31, 2005 were consulting fees, which increased by $638,180 or 70% and payroll and related costs, which increased by $452,939 or 124%.

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

(d) INTEREST EXPENSE

The Company had net interest income of $791 during the three months ended December 31, 2006 compared to net interest expense of $18,475 for the three months ended December 31, 2005, a decrease of $17,684. Lower interest expense was due to a decrease in the company's debt.

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

(e) INCOME TAXES

The Company recognized income taxes expense of $7,961during the three months ended December 31, 2006, compared to income tax expense of $0 during the prior year. The increase was due to income taxes paid in Ireland by the Company’s new subsidiary, PLC Partners.

(f) MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

The Company recorded the minority interest in the net loss of its subsidiary PLC Partners, Ltd. of $13,712 during the three months ended December 31, 2006. There was no such comparable minority interest during the prior year period.

(g) NET LOSS

For the reasons stated above, the Company recorded a net loss of $3,124,457 for the three months ended December 31, 2006 compared to $1,769,178 for the three months ended December 31, 2005, an increase of $1,355,279 or approximately 77%. The increased loss is primarily due to the increase in sales, general, and administrative expenses for the period, as well as the decreased margins on sales. The Company may continue to incur losses on both a quarterly and annual basis, and anticipates continued losses for at least the next 12 months. In addition, the Company expects to continue to incur significant costs of services and substantial operating expenses. Therefore, the Company will need to significantly increase revenues to achieve profitability and a positive cash flow. The Company may not be able to generate sufficient revenues to achieve profitability. The Company expects losses to continue for at least the next twelve months.

The Company will attempt to continue to fund its operations primarily through equity financing, and possibly debt financing, until it achieves profitability, of which there is no guarantee. The Company expects these concerns regarding its perceived viability to continue throughout fiscal year 2007.

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED SIX MONTHS ENDED DECEMBER 31, 2005

(a) REVENUE

The Company had revenue of $1,273,762 for the six months ended December 31, 2006 compared to $1,180,694 for the six months ended December 31, 2005, an increase of $93,068 or approximately 7%. The increase was due primarily to sales derived from the Company’s acquisition of a 50% interest in PLC Partners. The Company also began selling its transaction processing terminals during the three months ended December 31, 2006. The Company's anticipates increased shipments of its terminals throughout the remainder of fiscal 2007.

For the six months ended December 31, 2006, the Company processed 10,210,002 transactions, an increase of 994,361 or approximately 10.8%, over the 9,215,641 transactions that were processed in the corresponding period ended December 31, 2005.

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

A significant percentage of the Company's revenue for the six months ended December 31, 2006 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 55% of the Company's total revenues were attributable to its ten largest customers. The future loss of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that this customer concentration will continue for the remainder of fiscal 2007, but will gradually start to be diluted beginning at the end of the second half of fiscal 2007 and into fiscal 2008 as it continues to pursue operations outside of Finland. The Company is currently pursuing opportunities in several European countries through our relationship with Global Refunds. Initial pilot terminals have been deployed in Spain. The pilot program has been successful and the Company expects to deploy additional terminals in Spain and other countries through the remainder of fiscal 2007. Through our relationship with Hypercom, we have also identified opportunities for terminal deployment in the Dominican Republic and Sweden. The Company is also vigorously active in establishing relationships with acquiring banks in Europe after achieving certification of its payment gateway from China Union Pay.

All of the Company's revenues for the six months ended December 31, 2006 have been generated by our operations outside of the United States, and our future growth rate is dependent on continued growth in international markets. The Company expects all of our revenue to continue to be generated outside of the U.S. through the remainder of fiscal year 2007.

(b) COST OF REVENUE

Cost of revenue was $1,421,287 for the six months ended December 31, 2006, compared to $943,372 for the six months ended December 31, 2005, an increase of $477,915 or approximately 51%. The increase in cost of revenue is due in primarily to increased sales, as well as continued investment in the Company's technical infrastructure and hiring of additional staff.

Cost of revenue can be expected to increase in the coming twelve months if the Company continues our current trend of increasing the number of transactions processed. The Company also intends to expand our service offering and its business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $5,452,127 for the six months ended December 31, 2006 compared to $2,908,506 for the six months ended December 31, 2005, an increase of $2,543,621 or approximately 88%. During the six months ended December 31, 2006, the primary components of selling, general, and administrative expenses were: consulting fees of $2,753,844, of which $2,553,693 were non-cash costs; payroll and related costs of $1,316,606; facility costs, such as rent, telephone, and utilities, of $356,781; legal and accounting fees of $286,060; travel and entertainment costs of $282,194; professional services of $128,049; and depreciation and amortization of $167,744; marketing costs of $63,505; investor relations costs of $39,000; and recruiting costs of $36,284. The components of selling, general and administrative costs that increased most significantly during the six months ended December 31, 2006, compared to the six months ended December, 31, 2005 were consulting fees, which increased by $1,190,797 or 76% and payroll and related costs, which increased by $692,122 or 111%,.
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

(d) INTEREST EXPENSE

The Company had net interest income of $779 during the six months ended December 31, 2006 compared to net interest expense of $37,246 for the six months ended December 31, 2005, a decrease of $36,467. Lower interest expense was due to a decrease in the company's debt.

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

(e) INCOME TAXES

The Company recognized income taxes expense of $7,961 during the six months ended December 31, 2006, compared to income tax expense of $0 during the prior year. The increase was due to income taxes paid in Ireland by the Company’s new subsidiary, PLC Partners.

(f) MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

The Company recorded the minority interest in the net loss of its subsidiary PLC Partners, Ltd. of $13,712 during the three months ended December 31, 2006. There was no such comparable minority interest during the prior year period.

(g) NET LOSS

For the reasons stated above, the Company recorded a net loss of $5,594,679 for the six months ended December 31, 2006 compared to $2,706,207 for the six months ended December 31, 2005, an increase of $2,888,472 or approximately 107%. The increased loss is primarily due to the decrease in sales, general, and administrative expenses for the period. The Company may continue to incur losses on both a quarterly and annual basis, and anticipates continued losses for at least the next 12 months. In addition, the Company expects to continue to incur significant costs of services and substantial operating expenses. Therefore, the Company will need to significantly increase revenues to achieve profitability and a positive cash flow. The Company may not be able to generate sufficient revenues to achieve profitability. The Company expects losses to continue for at least the next twelve months.
The Company will attempt to continue to fund its operations primarily through equity financing, and possibly debt financing, until it achieves profitability, of which there is no guarantee. The Company expects these concerns regarding its perceived viability to continue throughout the fiscal year 2007.

OPERATING ACTIVITIES

The net cash used in operating activities was $2,880,745 for the six months ended December31, 2006 compared to $1,773,872 for the six months ended December 31, 2005, an increase of $1,106,873 or approximately 62%. Cash used in operating activities during the six months ended December 31, 2006 is attributable primarily to the net loss of $5,594,679 partially offset by non-cash charges of $2,566,590 and $394,168 of depreciation and amortization. During the six months ended December 31, 2006, cash used in operating activities of $233,112 was due to changes in the components of working capital. During the six months ended December 31, 2005, cash used in operating activities of $666,701 was due to changes in the components of working capital
INVESTING ACTIVITIES

Net cash used in investing activities was $558,533 for the six months ended December 31, 2006, compared to cash used in investing activities of $350,858 during the six months ended December 31, 2005. This increase was primarily due to increased investing by the Company in software and capitalized software costs, and the cash component of the PLC Partners acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Company had total current assets of $ 2,640,280 and total current liabilities of $1,562,965 resulting in working capital of $1,077,315. The Company had cash and cash equivalents of $1,323,370 at December 31, 2006. As of December 31, 2006, the Company had an accumulated deficit of $63,708,394. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The independent auditors report on our June 30, 2006 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

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

In March 2006, a group of European investors, lead by Olympia Holding AS, informed the Company that they were willing to invest on the same terms and conditions that were negotiated for the now-terminated January Financing, and the Company agreed to this financing transaction with these investors (the "March Financing").

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The Company intends to issue these shares in two tranches of 23,000,000 shares each. The shares which will be held in escrow by Carl Hessel, a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within three months thereafter. As of December 31, 2006, the Company had received cash in the net amount $6,469,924 pursuant to the March Financing, and had issued 22,850,000 shares of common stock and warrants to purchase an additional 24,836,957 shares.

Of the $6,469,924 collected as of December 31, 2006, the Company received $1,600,000 under the March Financing during the three months ended September 30, 2006, and $300,000 and during the three months ended December 31, 2006. The Company has not yet issued the shares or warrants related to this $1,900,000. The 23,000,000 shares of common stock issuable under the second tranche of the March Financing have been issued by the Company's transfer agent, and are being held in escrow pending receipt of the proceeds of the March Financing by the Company. The amount of $1,900,000 is shown as common stock subscribed on the Company's balance sheet at December 31, 2006.

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

In April 2006, the Company signed subscriptions agreements with a group of offshore investors led by Swedish Credit and Finance .AB for the sale of an aggregate of 25,000,000 shares of the Company's common stock plus warrants to purchase an additional 25,000,000 shares of common stock for the aggregate price of $10,000,000 (the “April Financing”). Subject to the receipt of funds by the Company under the April Financing, shares of common stock will be issued as follows:

Number of Shares	Price per Share	Total Price	Terms
5,000,000	$0.30	$1,500,000	90 day note at 12% due August 9, 2006
10,000,000	$0.55	$5,500,000	One year note at 12% due May 11, 2007
10,000,000	$0.30	$3,000,000	Cash due 30 days, or June 10, 2006
25,000,000		$10,000,000

These shares and warrants are being held in escrow by Margaux Investment Management Group, S.A., a Company controlled by a board member, Carl Hessel and are not deemed to be issued and outstanding as of the date of the financial statements .

At December 31, 2006, the Company has not recognized interest income on these notes as the transactions are not yet deemed consummated as the Company has not received any of the proceeds of the April Financing.

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

  curtail operations significantly;
  sell significant assets;
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

The Company has been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $1,762,500 during the six months ended December 31, 2006 compared to $2,125,277 for the six months ended December 31, 2005, a decrease of $362,777 or approximately 17%. During the six months ended December 31, 2006, the Company received $1,710,000 in cash from the sale of common stock, net of commissions of $190,000; and $52,500 from the exercise of stock options.

ACCRUED SALARIES

The Company's president, Paul Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. December 31, 2006, the amount of $21,403 in accrued salary is due to Paul Egan.

The Company's chief financial officer, Ciaran Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. At December 31, 2006, the amount of $40,020 in accrued salary is due to Ciaran Egan.

EXCHANGE RATES

The Company's operations are principally in Helsinki, Finland under the name of Rahaxi Processing Oy., operated in its local currency, the Euro, and in Dominican Republic under the name ePayLatina S.A., operated in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in Other - comprehensive income (loss). The accumulated foreign currency translation adjustment was $(83,335) at December 31, 2006.

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

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of capital resources, need and ability to obtain additional financing, the features and benefits of our services, our operating losses and negative cash flow, and our critical accounting policies.

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

  market acceptance of and changes in demand for products and services;

  a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

  gain or loss of clients or strategic relationships;

  announcement or introduction of new services and products by the Company or by its competitors;

  price competition;

  the ability to upgrade and develop systems and infrastructure to accommodate growth;

  the ability to introduce and market products and services in accordance with market demand;

  changes in governmental regulation; and

  reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

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

(k) LITIGATION

As described under Legal Proceedings in our Form 10K-SB for the fiscal year ended June 30, 2006, and updated under Legal Proceeding in this Quarterly Report, the Company is subject to one lawsuit. From time to time, the Company is involved in a variety of claims, suits, investigations and proceedings arising from the operation of the Company’s business. It is possible that such a matter could arise in the future and be resolved in a manner that ultimately would have a material adverse impact on the Company's business, and could negatively impact its revenues, operating margins, and net income.

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

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there have been no material changes to the legal proceeding or investigations reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-KSB filed with the SEC on September 29, 2006 (the "Prior 10-K"). Other than as set forth in the Prior 10-K, the Company is not a party to any material pending legal proceeding.

Securities and Exchange Commission Investigation

In January 2003, we were advised by the Staff of the Denver office of the SEC that it had initiated an informal, non-public inquiry. In January 2007, we were informed by the Staff that the investigation has been terminated and that no enforcement action was recommended by the Staff to the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on September 30, 2006 (not previously reported in a Form 8-K):

On December 14, 2006, the Company issued 250,000 shares of common stock with a fair value of $97,500 to an employee for services through September 2007.

On December 1, 2006, the Company issued 1,000,000 shares of common stock with a fair value of $330,000 to a consultant for services through November 2007.

No commissions were paid in connection with any of these sales. We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. Except as otherwise noted above, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D or Regulation S promulgated by the Securities and Exchange Commission as transactions by an issuer not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

SUBSEQUENT EVENTS

ITEM 6. EXHIBITS.

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).
32	Section 1350 Certification of Paul Egan and Ciaran Egan (furnished herewith).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTAR TECHNOLOGY CORPORATION

Date: February 20, 2007	By:	/s/ Paul Egan
Chief Executive Officer

Date: February 20, 2007	By:	/s/ Ciaran Egan
Secretary/Treasurer/ Chief Financial Officer

 EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).
32	Section 1350 Certification of Paul Egan and Ciaran Egan (furnished herewith).