Form 10QSB
period 2007-03-31
FREESTAR TECHNOLOGY CORP
filed 2007-05-18
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

As of May 17, 2007, the Company had 269,320,122 shares of common stock issued and 221,320,122 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No  ☒

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2007
(UNAUDITED)

ASSETS

2007
Current assets:
Cash and cash equivalents	$258,680
Accounts receivable, net of allowance for doubtful
accounts of $87,881 (note 3)	341,908
Other current assets (note 5)	214,603
Inventory (note 4)	1,250,594

Total current assets	2,065,785

Property, plant and equipment, net of accumulated depreciation and
amortization of $132,877 (note 6)	215,224
Software license, net of accumulated amortization of $971,802 (note 7)	1,289,354
Customer relationships and contracts, net of accumulated amortization of $771,013 (note 7)	2,178,236
Software, net of accumulated amortization of $1,097,826 (note 7)	2,389,077
Other long-term assets (note 5)	19,966

Total assets	$8,157,642

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 8)	$2,227,851
Loan payable to employee (note 11)	192,821
Due to related parties (note 11)	82,138

Total current liabilities	2,502,810

Commitments and contingencies (note 12)

Minority interest in accumulated earnings of subsidiaries	-
Stockholders' Equity:
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000
Convertible preferred stock, series B, $0.001 par value,
4,000,000 shares authorized, issued and outstanding	2,000
Additional paid-in capital - preferred stock	2,890,058
Common stock, $0.001 par value, 500,000,000 shares authorized;
255,326,789 shares issued and 207,326,789 outstanding (note 9)	207,326
Additional paid-in capital - common stock	67,721,459
Common stock subscriptions receivable	(783,292)
Common stock subscribed, 514,286 shares	3,000,014
Deferred compensation	(1,135,117)
Accumulated deficit	(66,327,438)
Accumulated other comprehensive gain (loss)	78,822

Total stockholders' equity	5,654,832

Total liabilities and stockholders' equity	$8,157,642

The accompanying notes form an integral part of these unaudited consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
		(restated)		(restated)
Revenue	$1,125,634	$494,296	$2,399,396	$1,674,990

Cost of revenue	1,219,366	363,793	2,640,653	1,307,165

Gross profit	(93,732)	130,503	(241,257)	367,825

Selling, general and administrative expenses	2,528,718	2,336,463	7,980,845	5,244,969

Loss from operations	(2,622,450)	(2,205,960)	(8,222,102)	(4,877,144)

Other income (expenses):
Gain on disposal of assets	-	-	-	2,223
Interest income/(expense)	(838)	(10,736)	(1,617)	(47,982)

Loss before income taxes and minority interest in subsidiaries	(2,623,288)	(2,216,696)	(8,223,719)	(4,922,903)

Income taxes	-	-	7,961	-

Minority interest in net loss of subsidiaries	(4,244)	-	(17,956)	-

Net Loss	(2,619,044)	(2,216,696)	(8,213,724)	(4,922,903)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	162,157	(5,831)	188,185	(13,349)

Comprehensive loss	$(2,456,887)	$(2,222,527)	$(8,025,539)	$(4,936,252)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.03)

Weighted average shares outstanding - basic	196,712,900	179,804,800	189,118,243	144,171,217

Weighted average shares outstanding - diluted	217,419,006	204,311,787	214,926,890	168,678,204

The accompanying notes form an integral part of these unaudited consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months	Nine Months
Ended	Ended
March 31,	March 31,
2007	2006
Cash flows used for operating activities:
Net loss	$(8,213,724)	$(4,922,903)
Minority interest in net loss of subsidiary	(17,956)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Amortization of discount on note	-	37,189
Increase in reserve for bad debts	33,403	-
Gain on disposal of fixed assets	-	(2,223)
Depreciation and amortization	622,201	464,195
Warrants issued pursuant to joint venture agreement	-	259,305
Non-cash compensation	3,245,625	2,397,997

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	227,452	(193,678)
Inventory	(1,144,814)	(121,750)
Employee loan	-	(35,000)
Long term deposits and prepaid rent	(19,966)	-
Other current assets	(2,157)	(32,782)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	818,766	(453,140)
Due to employees	182,837	-
Payment of accrued salary to officers	92,122	(263,553)

Total adjustments	4,037,513	2,056,560

Net cash used by operating activities	(4,176,211)	(2,866,343)

Cash flows provided by (used for) investing activities:
Purchase of fixed assets	(130,392)	(56,281)
Cash from sale of fixed assets	-	2,223
Purchase of software and capitalized software cost	(542,447)	(457,455)
Investment in PLC, net of cash acquired	(177,737)	-

Net cash used by investing activities	(850,576)	(511,513)
Cash flows provided by (used for) financing activities:
Proceeds from sale of common stock	2,400,000	5,770,000
Commissions for sale of common stock	(240,000)	-
Proceeds from exercise of stock options/warrants	82,500	1,437,492
Proceeds from (repayments to) related parties	-	57,178
Payments to related parties for advances	-	(189,954)

Net cash provided by financing activities	2,242,500	7,074,716

Net increase (decrease) in cash and cash equivalents	(2,784,287)	3,696,860

Foreign currency translation adjustments	70,832	(29,503)

Cash and cash equivalents, beginning of period	2,972,135	632,678
Cash and cash equivalents, end of period	$258,680	$4,300,035

The accompanying notes form an integral part of these unaudited consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Nine Months	Nine Months
Ended	Ended
March 31,	March 31,
2007	2006
Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$7,961	$-

Shares of common stock issued for services	$985,000	$996,800

Adjustment of deferred compensation for the period	$1,657,208	$528,762

Shares of common stock issued for subscriptions receivable	$600,000	$400,000

Cancellation of shares of common stock	$(158,000)	$641,923

Write-off of stock options receivable	$-	$1,500

Fair value of options issued to consultants and employees	$761,417	$828,758

Imputed interest on note issued for legal settlement	$-	$24,727

Value of term extension of warrants and options to consultants	$-	$259,305

Issuance of 4,600,000 shares of stock in advance	$-	$4,600

Issuance of 2,238,857 shares of common stock to consultants
for services	$-	$1,330,556

Issuance of 1,100,000 shares of restricted stock to consultants
for services	$-	$473,000

Issuance of 500,000 shares of restricted stock to employees for
services	$-	$382,500

Issuance of 46,000,000 shares of common stock in a financing
transaction, to be cancelled	$-	$46,000

Shares of common stock issued for prepaid rent	$75,600	$-

Stock options exercised, cash not received	$75,000	$-

Shares of common stock issued for subscriptions payable	$352,500	$-

Shares of common stock issued to acquire interest in subsidiary	$800,000	$-

Conversion of preferred stock to common stock	$13,700	$-

Acquisition of PLC Partners, LTD:

Accounts receivable	$273,740	$-
Property and equipment	2,381	-
Customer relationships and contracts	982,045	-
Current liabilities	(262,423)	-
Minority interest	(17,956)	-
Net assets	$977,787	$-

Common stock issued	$800,000	$-
Cash paid	200,000	-
Cash balances upon acquisition	(22,213)	-
Net assets	$977,787	$-

The accompany notes form an integral part of these unaudited consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2006. In the opinion of management, these condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2007, and the results of operations and cash flows for the nine months ended March 31, 2007 and 2006. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year. Certain amounts in the prior period on the Statements of Cash Flows have been changed to conform to the current period presentation.

Nature Of Business Operations

The Company (formerly Freestar Technologies) was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Dublin, Ireland; the Company also has offices in Helsinki, Finland; Stockholm, Sweden; Geneva, Switzerland; and Santo Domingo, the Dominican Republic.

The Company intends to derive revenues from its core payment processing products, which include: (1) Authorization: transaction fees derived from processing point of sale terminal transactions; (2) Dynamic Currency Conversion support services: fees for facilitating real-time currency conversion and transaction authorization and settlement services for merchants and acquiring banks; (3) Consulting and Software Development Fees: consulting services and customized software development provided to financial institutions and merchants; (4) Sale of Point of Sale solutions: sales of point of sale terminals; (5) Internet Payment Gateway: transaction fees from processing internet transactions through its Internet Payment Gateway; and (6) Private Label Cards: transaction management services provided for a private label card issuer. Our revenue for the three months ended March 31, 2007 was primarily generated from transaction fees and hardware sales through our Finland operations.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $2,619,044 for the three months ended March 31, 2007 and $13,999,773 for the year ended June 30, 2006, and had an accumulated deficit of $66,327,438 as of March 31, 2007.

Historically, the Company's revenues from operations have been inadequate to satisfy its ongoing capital requirements. Management believes that revenues from operations will continue to be inadequate to satisfy its ongoing capital requirements for at least the next 12 months. Management's belief is based on the Company's operating plan, which in turn is based on assumptions that may prove to be incorrect. The Company anticipates that it will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In any of these events, the Company may be unable to implement its current plans for growth, repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

A summary of option activity and changes during the period then ended are presented below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at June 30, 2006	625,000	$0.34

Granted	500,000	0.14
Unvested	(458,334)	(0.14)
Exercised	(50,000)	(0.15)
Cancelled / Expired	-	-

Options exercisable at March 31, 2007	616,666	$0.34

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2007 was $96,000 and $31,833, respectively. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.28 as of March 31, 2007, and the exercise price multiplied by the number of options outstanding. As of March 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $101,676. The total fair value of options vested was $20,833 and $0 for the three-month periods ended March 31, 2007 and 2006, respectively.

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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the three and nine months ended March 31, 2007, the Company placed into service and began amortizing $1,184 of software. The total net book value of software in service at March 31, 2007 is approximately $897,926. The total net book value of software under development at March 31, 2007 is approximately $1,491,151. During the nine months ended March 31, 2007, the Company has capitalized software totaling $541,263. At March 31, 2007, total software capitalized at under SFAS No. 86 is $2,389,077 net of accumulated amortization of $1,097,286.

Software costs also include the Enhanced Transactions Secured Software ("ETSS"), which was originally contributed by the founder and president of ePayLatina, S.A., Paul Egan, who is also president of the Company. This software is essential for the use of the Company's ePayPad. Software costs also include the development costs related to adding enhancements to this software consisting primarily of labor cost. Software costs are amortized on a straight-line basis over a period of three to six years. These costs have been substantially amortized as of March 31, 2007.

Inventories

Inventory is stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of equipment held for resale (see Note 4).

New Accounting Pronouncements

Certain Hybrid Instruments, On February 16, 2006 the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows as it currently does not have any hybrid instruments outstanding at March 31, 2007.

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

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that this FASB will have any material impact on our financial condition or results of operations.

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

SFAS 158. In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

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

The acquisition of PLC Partners was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations”. Total consideration for the transaction was $1,000,000, consisting of $200,000 cash and 2,222,222 shares of the Company's common stock, valued at $0.36 per share based upon a 30-day average closing price per share. The Company also assumed 50%, or approximately $132,000, of PLC's liabilities at the date of acquisition. The Company may be required to issue additional shares, capped at a maximum of an additional 50%, if, on the one-year anniversary of the acquisition, the 30-day average closing price per share of the Company's stock is less than $0.36.

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

	Three months Ended March 31,
	Proforma 2007	Proforma 2006
Revenue:
Freestar	$674,753	$494,296
PLC	245,011	188,054
Combined	919,764	682,350

Net (loss)	$(2,724,504)	$(2,172,964)
Basic and diluted (loss) per share	$(0.01)	$(0.01)

	Nine months Ended March 31,
	Proforma 2007	Proforma 2006
Revenue:
Freestar	$1,735,070	$1,674,990
PLC	593,076	404,731
Combined	$2,328,146	$2,079,721

Net (loss)	$(8,360,479)	$(4,868,637)
Basic and diluted (loss) per share	$(0.05)	$(0.03)

3. ACCOUNTS RECEIVABLE

At March 31, 2007, accounts receivable consists of:

Amounts receivable from customers	$429,789
Less: Reserve for doubtful accounts	(87,881)
Accounts receivable, net	$341,908

4. INVENTORY

Inventory at March 31, 2007 consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories as of March 31, 2007 are as follows:

Finished goods	$1,250,594
Total	$1,250,594

5. OTHER ASSETS

Other current assets at March 31, 2007 consist of the following:

Prepaid expenses	$134,818
Vendor deposits	42,454
Receivables from employees	37,331
$214,603

Other long-term assets at March 31, 2007 consist of the following:

Prepaid rent	$15,750
Deposits	4,216
Total	$19,966

 6. PROPERTY AND EQUIPMENT

A summary of property and equipment at March 31, 2007 is as follows:

Computer equipment	$164,028
Furniture and office equipment	184,073
348,101
Less accumulated depreciation and amortization	(132,877)
Property and equipment, net	$215,224

Total depreciation and amortization expense for property and equipment amounted to $42,457 and $29,430 for the nine months ended March 31, 2007 and 2006, respectively.

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

The identifiable intangible assets acquired and their carrying values at March 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$3,486,903	$1,097,826	$2,389,077	$0	4.6
Customer Relationships and Contracts	$2,949,249	$771,013	$2,178,236	$0	10.0
Software Licenses	$2,261,156	$971,802	$1,289,354	$0	10.0

Total amortization expense charged to operations for the nine months ended March 31, 2007 and 2006 was $579,743 and $434,765 respectively.

As a result of the PLC acquisition, the Company had allocated the fair value to the customer relationships and contracts of $982,045 at November 21, 2006 (note 2).

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

In accordance with SFAS 142, Goodwill and Other Intangible Assets (SFAF No. 142), an impairment test will be performed on June 30, 2007.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2007 are as follows:

Accounts payable	$2,080,171
Accrued payroll	147,680
Total	$2,227,851

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

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares will be held in escrow by Carl Hessel, a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within three months thereafter. As of March 31, 2007, the Company had received cash in the amount $6,969,924 pursuant to the March Financing, and had issued 22,850,000 shares of common stock and warrants to purchase an additional 24,836,957 shares. The Company has not yet released from escrow the shares or warrants related to $2,400,000, and this amount is carried as common stock subscribed on the Company's balance sheet at March 31, 2007.

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

The warrants to be issued pursuant to the investors in the March Financing are as follows:

	Number of shares of Company Common Stock underlying Warrants
Exercise Price Per Share	When fully subscribed	At March 31, 2007
$1.50	14,000,000	6,954,348
$2.50	11,000,000	5,464,130
$4.50	7,000,000	3,477,174
$5.50	7,000,000	3,477,174
$6.50	7,000,000	3,477,174
$8.50	4,000,000	1,986,957
	50,000,000	24,836,957

All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

April 2006 Financing

In April 2006, the Company signed subscriptions agreements with a group of offshore investors led by K2 Svensk Kredit Finans, AB, dba Svensk, Kredit and Finans for the sale of an aggregate of 25,000,000 shares of the Company's common stock plus warrants to purchase an additional 25,000,000 shares of common stock for the aggregate price of $10,000,000 (the “April Financing”). The Company has terminated the April Financing due to non-payment and has initiated litigation against the investors, as set forth below and in Part II, Item 1, “Legal Proceedings”. These shares and warrants are not deemed to be issued and outstanding as of the date of the financial statements.

These 25,000,000 shares have come into the possession of certain individuals outside the Company’s control, and on March 14, 2007, the Company, through its counsel Corrigan & Morris LLP, initiated legal action in the Federal District Court in Nevada. Named as defendants are K2 Svensk Kredit Finans, AB, dba Svensk, Kredit and Finans, Soren Moberg, Moberge Group, Magnus Erneving, and First American Stock Transfer, Inc. FreeStar is asserting claims against those individuals and entities, except First American Stock Transfer, for fraud, conversion, unjust enrichment and negligent misrepresentation. It is seeking unspecified damages and $5 million in punitive damages.

On April 2, 2007, the Court ruled that these shares cannot be sold, assigned, transferred or otherwise disposed of in any way pending the outcome of the case. The shares are represented by 50 stock certificates for 500,000 shares each, numbered 2840 through 2889 in the name of Svensk Kredit & Finans AB issued on May 5, 2006. This ruling follows a similar order brought down by the court on March 20, 2007 also preventing the defendants from disposing of those same shares.

 Sales Of Securities

During the nine months ended March 31, 2007, the Company issued the following shares of common stock:

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

The Company issued an aggregate 2,222,220 shares of common stock with a fair value of $800,000 pursuant to the acquisition of PLC Partners during the three months ended December 31, 2006.

The Company sold 4,000,000 shares of common stock for subscriptions receivable in the amount of $600,000 during the three months ended March 31, 2007.

The Company issued 13,700,000 shares of common stock and is obligated to issue an additional 14,286 shares of common stock pursuant to the conversion of 2,000,000 shares of Series B preferred stock by the Company’s President and Chief Executive Officer during the three months ended March 31, 2007.

The Company issued 150,000 shares of common stock to a consultant and an employee pursuant to the exercise of options for $30,000 cash during the three months ended March 31, 2007.

The Company issued 350,000 shares of common stock with a fair value of $108,500 to a consultant for services rendered during the three months ended March 31, 2007.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	Number of shares exercisable	Weighted average exercise price of options
$ 0.15	166,666	8.4	$0.15	166,666	$0.15

0.20	1,350,000	9.6	0.20	1,350,000	0.20

0.49	756,303	5.9	0.49	756,303	0.49

0.70	756,303	5.9	0.70	756,303	0.70

	3,029,272	7.7	$0.39	3,029,272	$0.39

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2006	1,679,272	$0.54

Granted	350,000	0.15
Exercised	(350,000)	(0.15)
Cancelled / Expired	-	-
Options exercisable at September 30, 2006	1,697,272	$0.54

Granted	1,500,000	0.20
Exercised	-	-
Cancelled / Expired	-	-
Options exercisable at December 31, 2006	3,179,272	$0.39

Granted	-	-
Exercised	(150,000)	(0.20)
Cancelled / Expired	-	-
Options exercisable at March 31, 2007	3,029,272	$0.39

During the nine months ended March 31, 2007, the Company issued options to purchase 350,000 shares of the Company's common stock at $0.15 per share to a consultant. The Company valued these options using the Black-Scholes valuation model, and charged the fair value of $127,689 to operations during the nine months ended March 31, 2007..

Also during the nine months ended March 31, 2007, the Company issued options to purchase 1,500,000 shares of the Company's common stock at $0.20 per share to three consultants. The Company valued these options using the Black-Scholes valuation model, and charged the fair value of $498,171 to operations during the nine months ended March 31, 2007..

The estimated value of non-employee stock options vested during the nine months ended March 31, 2007 were determined using the Black-Scholes options pricing model and the following assumptions: expected option life of to 120 months, a risk free interest rate of 4.75%, a dividend yield of 0%, and expected volatility of 108% to 111%.

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company's common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	Number of shares exercisable	Weighted average exercise price of exercisable options
$0.14	500,000	10.5	$0.14	41,666	$0.14
0.15	200,000	9.1	0.15	200,000	0.15
0.47	375,000	9.0	0.47	375,000	0.47
	1,075,000	9.7	$0.26	616,666	$0.34

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2006	625,000	$0.34

Granted	500,000	0.14
Exercised	(50,000)	(0.15)
Cancelled / Expired	-	-
Options outstanding at March 31, 2007	1,075,000	$0.26

Non-vested at March 31, 2007	458,334	$0.14
Exercisable at March 31, 2007	616,666	$0.34

The weighted-average fair value of stock options granted to employees during the three months ended March 31, 2007 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2007
Risk-free interest rate at grant date	4.5%
Expected stock price volatility	105-115%
Expected dividend payout	0
Expected option life (in years)	10.0

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company's common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments).

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of shares exercisable	Weighted average exercise price of exercisable options
$0.20 - 0.2143	1,204,786	0.6	$0.2143	1,204,786	$0.20-.2143

0.75	750,000	1.1	0.75	750,000	0.75

0.98-1.00	13,392,857	2.6	0.98-1.00	13,392,857	0.98-1.00

1.50	7,954,348	0.7	1.50	7,954,348	1.50

2.50	5,464,130	1.1	2.50	5,464,130	2.50

4.50	3,477,174	1.0	4.50	3,477,174	4.50

5.50	3,477,174	1.0	5.50	3,477,174	5.50

6.50	3,477,174	1.0	6.50	3,477,174	6.50

8.50	1,986,957	1.0	8.50	1,986,957	8.50

$2.77	41,184,600	1.75	$2.77	41,184,600	$2.77

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants exercisable at June 30, 2006	41,184,600	$2.77
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at September 30, 2006	41,184,600	$2.77
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at December 31, 2006	41,184,600	$2.77
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at March 31, 2007	41,184,600	$2.77

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

The following table summarizes segment asset and operating balances by reportable segment:

	Three months ended		Nine months ended
	March 31		March 31
	2007	2006	2007	2006
Sales to external customers:
Corporate	23,286	-	23,286	-
PaySafe	-	-	-	-
Rahaxi	651,467	494,296	1,711,784	1,674,990
PLC	450,881	-	664,326	-
Total sales to external customers:	1,125,634	494,296	2,399,396	1,674,990

Depreciation and amortization:
Corporate	4,652	-	7,112	-
PaySafe	8,818	9,875	13,423	29,430
Rahaxi	189,928	149,167	571,416	434,765
PLC	24,635	-	30,250	-
Total depreciation and amortization:	228,033	159,042	622,201	464,195

General and administrative expense:
(not including depreciation and amortization)
Corporate	1,900,638	1,904,772	5,821,111	4,026,921
PaySafe	175,397	51,587	449,785	167,526
Rahaxi	107,103	316,420	1,078,396	862,305
PLC	117,547	-	176,316	-
Total general and administrative expense	2,300,685	2,272,779	7,525,608	5,056,752

Capital expenditures:
Corporate	-	-	47,161	-
Paysafe	2,240	-	26,557	-
Rahaxi	237,837	160,655	594,266	513,736
PLC	4,805	-	182,592	-
Total capital expenditures	244,882	160,655	850,576	513,736

Operating income (loss):
Corporate	(1,879,503)	(1,904,772)	(5,804,937)	(4,026,921)
Paysafe	(188,820)	(61,462)	(463,208)	(196,956)
Rahaxi	(419,954)	(239,726)	(1,800,321)	(653,267)
PLC	(134,173)	-	(153,636)	-
Total operating income (loss)	(2,622,450)	(2,205,960)	(8,222,102)	(4,877,144)

Segment assets:
Corporate	3,593,489	4,011,339	3,593,489	4,011,339
Paysafe	146,771	37,774	146,771	37,774
Rahaxi	4,193,937	5,401,407	4,193,937	5,401,407
PLC	223,445	-	223,445	-
Total segment assets	8,157,642	9,450,520	8,157,642	9,450,520

11. RELATED PARTY TRANSACTIONS

Amounts due to related parties at March 31, 2007 consist of the following:

Accrued Salaries - Officers

The Company's chief executive officer, Paul Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. At March 31, 2007, the amount of $31,601 in accrued salary is due to Paul Egan.

The Company's chief financial officer, Ciaran Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. At March 31, 2007, the amount of $50,537 in accrued salary is due to Ciaran Egan.

Advances by related parties

The Company's 50% owned subsidiary PLC Partners, Ltd. was advanced the amount of $152,255 by one of PLC’s directors and shareholders.

The Company’s chief execituve officer, Paul Egan, who is also a shareholder, has advanced the amount of $9,984 to the Company’s subsidiary Freestar Dominicans. This amount bears interest at the rate of 6% per annum. During the three months ended March 31, 2007, the Company accrued interest in the amount of $93 on this advance.

The Company’s chief financial officer, Ciaran Egan, who is also a shareholder, has advanced the amount of $30,152 to the Company. This amount bears interest at the rate of 6% per annum. During the three months ended March 31, 2007, the Company accrued interest in the amount of $430 on this advance.

Conversion of preferred stock

The Company issued 13,700,000 shares of common stock and is obligated to issue an additional 14,286 shares of common stock pursuant to the conversion of 2,000,000 shares of Series B preferred stock by the Company’s President and Chief Executive Officer during the three months ended March 31, 2007.

12. COMMITMENTS AND CONTINGENCIES

In April 2006, the Company signed subscriptions agreements with a group of offshore investors led by K2 Svensk Kredit Finans, AB, dba Svensk, Kredit and Finans, for the sale of an aggregate of 25,000,000 shares of the Company’s common stock plus warrants to purchase an additional 25,000,000 shares of common stock for the aggregate price of $10,000,000 (the “April Financing”). The Company has terminated the April Financing due to non-payment and has initiated litigation against the investors, as set forth below and in Part II, Item 1, “Legal Proceedings”. These shares and warrants are not deemed to be issued and outstanding as of the date of the financial statements.

These 25,000,000 shares have come into the possession of certain individuals outside the Company’s control, and on March 14, 2007, the Company, through its counsel Corrigan & Morris LLP, initiated legal action in the Federal District Court in Nevada. Named as defendants are K2 Svensk Kredit Finans, AB, dba Svensk, Kredit and Finans, Soren Moberg, Moberge Group, Magnus Erneving, and First American Stock Transfer, Inc. FreeStar is asserting claims against those individuals and entities, except First American Stock Transfer, for fraud, conversion, unjust enrichment and negligent misrepresentation. It is seeking unspecified damages and $5 million in punitive damages.

On April 2, 2007, the Court ruled these shares cannot be sold, assigned, transferred or otherwise disposed of in any way pending the outcome of the case. The shares are represented by 50 stock certificates for 500,000 shares each, numbered 2840 through 2889 in the name of Svensk Kredit & Finans AB issued on May 5, 2006. This ruling follows a similar order brought down by the court on March 20, 2007, also preventing the defendants from disposing of those same shares.

13. SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company has issued a total of 13,933,333 shares of common stock:

A total of 2,883,333 shares of common stock were issued to consultants for services;
A total of 3,000,000 shares of common stock were subscribed for cash sale;
A total of 610,000 shares of common stock were issued to employees for bonuses;
A total of 6,000,000 shares of common stock were issued pursuant to the converson of Series B Preferred stock;
A total of 1,500,000 shares of common stock were sold pursuant to the exercise of stock options.

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

The Company's revenue for the three months ended March 31, 2007 was primarily generated from the transaction processing fees through our Finland operations and from consulting revenue from our interest in Project Life Cycle Partners, Ltd. (“PLC Partners”). The Company acquired a 50% interest in PLC Partners during the three months ended December 31, 2006. PLC Partners is a technology consulting firm located in Dublin, Ireland, and provides niche project consulting services in the management and implementation of information systems projects.  PLC Partners has international experience within the financial services sector. Also during the three months ended March 31, 2007, the Company began generating revenue from the sale of Point of Sale transaction processing terminals shipped from our warehouse in Finland.

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
.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

(a) REVENUE

The Company had revenue of $1,125,634 for the three months ended March 31, 2007 compared to $494,296 for the three months ended March 31, 2006, an increase of $631,338 or approximately 128%. The increase was due primarily to revenue derived from the Company's acquisition of a 50% interest in PLC Partners and to revenue from the sale of transaction processing terminals. The Company had neither of these revenue streams during the three months ended March 31, 2006. The Company's anticipates increased shipments of its terminals throughout the remainder of fiscal 2007.

For the three months ended March 31, 2007, the Company processed 4,512,036 transactions, an increase of 440,129 or approximately 10.8%, over the 4,071,907 transactions that were processed in the corresponding period ended March 31, 2006.

The Company expects the trend of increased processing fees to continue throughout the remainder of fiscal 2007 with the addition of new clients and a continued increase in consumers' preference to use credit and debit cards as against cash, resulting in increased transactional volume. The Company expects revenue levels to increase throughout the next twelve months as it continues to introduce its service offerings, such as EMV compliant transaction processing. In addition, the Company believes that it will derive further revenue from the sale of Point Of Sale terminals through its relationships with Hypercom, Global Refunds and Thyron. The Company has placed orders for in excess of 2,000 point of sale terminals from vendors such as Hypercom and Thyron, and the Company expects to sell these terminals to its clients and resellers during the remainder of fiscal 2007. There can be no guarantee that the Company's products will be accepted in the marketplace or that its sales efforts will be successful. Please see "Factors That May Affect Operating Results."

A significant percentage of the Company's revenue for the three months ended March 31, 2007 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 63% of the Company's total revenues were attributable to its ten largest customers. The future loss of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that this customer concentration will continue for the remainder of fiscal 2007, but will gradually start to be diluted beginning at the end of the second half of fiscal 2007 and into fiscal 2008 as it continues to pursue operations outside of Finland. The Company is currently pursuing opportunities in several European countries through our relationship with Global Refunds. Initial pilot terminals have been deployed in Spain. The pilot program has been successful and the Company expects to deploy additional terminals in Spain and other countries through the remainder of fiscal 2007. Through our relationship with Hypercom, we have also identified opportunities for terminal deployment in the Dominican Republic and Sweden. The Company is also vigorously active in establishing relationships with acquiring banks in Europe after achieving certification of its payment gateway from China Union Pay. The certification means European bank acquirers will be able to process CUP transactions at their merchant terminals and at their ATMs. This allows Chinese visitors to use their CUP credit and debit cards during their visits to Europe.

All of Company's revenues for the three months ended March 31, 2007 have been generated by our operations outside of the United States, and our future growth rate is dependent on continued growth in international markets. The Company expects all of our revenue to continue to be generated outside of the U.S. through the remainder of fiscal year 2007.

(b) COST OF REVENUE

Cost of revenue was $1,219,366 for the three months ended March 31, 2007, compared to $363,793 for the three months ended March 31, 2006, an increase of $855,573 or approximately 235%. The increase in cost of revenue is due primarily to increased sales, as well as continued investment in the Company's technical infrastructure and hiring of additional staff.

Cost of revenue can be expected to increase in the coming twelve months if we continue our current trend of increasing the number of transactions processed. We also intend to expand our service offering and our business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $2,528,718 for the three months ended March 31, 2007 compared to $2,336,463 for the three months ended March 31, 2006, an increase of $192,255 or approximately 8%. During the three months ended March 31, 2007, the primary components of selling, general, and administrative expenses were: payroll and related costs of $943,214; consulting fees of $852,842 of which $679,036 were non-cash costs; facility costs, such as rent, telephone, and utilities, of $247,227; travel and entertainment costs of $211,666; legal and accounting fees of $126,622; and depreciation and amortization of $93,355. The components of selling, general and administrative costs that increased most significantly during the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006 were payroll and related costs, which increased by $714,942 or 313%, and facility costs, which increased by $99,579 or 67%.

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

(d) INTEREST EXPENSE

The Company had net interest expense of $838 during the three months ended March 31, 2007 compared to net interest expense of $10,736 for the three months ended March 31, 2006, a decrease of $9,898. Lower interest expense was due to a decrease in the company's debt.

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

(e) MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

The Company recorded the minority interest in the net loss of its subsidiary PLC Partners, Ltd. of $4,244 during the three months ended March 31, 2007. There was no such comparable minority interest during the prior year period.

(f) NET LOSS

For the reasons stated above, the Company recorded a net loss of $2,619,044 for the three months ended March 31, 2007 compared to $2,216,696 for the three months ended March 31, 2006, an increase of $402,348 or approximately 18%. The increased loss is primarily due to the cost of revenue, as well as the increase in sales, general, and administrative expenses for the period. The Company may continue to incur losses on both a quarterly and annual basis, and anticipates continued losses for at least the next 12 months. In addition, the Company expects to continue to incur significant costs of services and substantial operating expenses. Therefore, the Company will need to significantly increase revenues to achieve profitability and a positive cash flow. The Company may not be able to generate sufficient revenues to achieve profitability. The Company expects losses to continue for at least the next twelve months.

The Company will attempt to continue to fund its operations primarily through equity financing, and possibly debt financing, until it achieves profitability, of which there is no guarantee. The Company expects these concerns regarding its perceived viability to continue throughout fiscal year 2007.

NINE MONTHS ENDED MARCH 31, 2007 COMPARED NINE MONTHS ENDED MARCH 31, 2006

(a) REVENUE

The Company had revenue of $2,399,396 for the nine months ended March 31, 2007 compared to $1,674,990 for the nine months ended March 31, 2006, an increase of $724,406 or approximately 43%. The increase was due primarily to sales derived from the Company's acquisition of a 50% interest in PLC Partners and to sales of the Company’s transaction processing terminals during the three months ended March 31, 2007. The Company had neither of these revenue streams during the nine months ended March 31, 2006. The Company's anticipates increased shipments of its terminals throughout the remainder of fiscal 2007.

For the nine months ended March 31, 2007, the Company processed 14,722,038 transactions, an increase of 1,434,490 or approximately 10.8%, over the 13,287,548 transactions that were processed in the corresponding period ended March 31, 2006.

The Company expects the trend of increased processing fees to continue throughout the remainder of fiscal 2007 with the addition of new clients and a continued increase in consumers' preference to use credit and debit cards as against cash, resulting in increased transactional volume. The Company expects revenue levels to increase throughout the next twelve months as it continues to introduce its service offerings, such as EMV transaction processing and its Internet Payment Gateway. In addition, the Company believes that it will derive further revenue from the sale of Point Of Sale terminals through its relationships with Hypercom , Global Refunds and Thyron. The Company has placed orders for in excess of 2000 point of sale terminals from vendors such as Hypercom and Thyron, and the Company expects to sell these terminals to its clients during the remainder of fiscal 2007.There can be no guarantee that the Company's products will be accepted in the marketplace or that its sales efforts will be successful. Please see "Factors That May Affect Operating Results."

A significant percentage of the Company's revenue for the nine months ended March 31, 2007 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 55% of the Company's total revenues were attributable to its ten largest customers. The future loss of any major customer could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that this customer concentration will continue for the remainder of fiscal 2007, but will gradually start to be diluted beginning at the end of the second half of fiscal 2007 and into fiscal 2008 as it continues to pursue operations outside of Finland. The Company is currently pursuing opportunities in several European countries through our relationship with Global Refunds. Initial pilot terminals have been deployed in Spain. The pilot program has been successful and the Company expects to deploy additional terminals in Spain and other countries through the remainder of fiscal 2007. Through our relationship with Hypercom, we have also identified opportunities for terminal deployment in the Dominican Republic and Sweden. The Company is also vigorously active in establishing relationships with acquiring banks in Europe after achieving certification of its payment gateway from China Union Pay. The certification means European bank acquirers will be able to process CUP transactions at their merchant terminals and at their ATMs. This allows Chinese visitors to use their CUP credit and debit cards during their visits to Europe.

All of the Company's revenues for the nine months ended March 31, 2007 have been generated by our operations outside of the United States, and our future growth rate is dependent on continued growth in international markets. The Company expects all of our revenue to continue to be generated outside of the U.S. through the remainder of fiscal year 2007.

(b) COST OF REVENUE

Cost of revenue was $2,640,653 for the nine months ended March 31, 2007, compared to $1,307,165 for the nine months ended March 31, 2006, an increase of $1,333,488 or approximately 102%. The increase in cost of revenue is due in primarily to increased sales, as well as continued investment in the Company's technical infrastructure and hiring of additional staff.

Cost of revenue can be expected to increase in the coming twelve months if we continue our current trend of increasing the number of transactions processed. We also intend to expand our service offering and our business mix will necessarily change, so that gross margin as a percent of sales may not remain constant.

(c) SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $7,980,845 for the nine months ended March 31, 2007 compared to $5,244,969 for the nine months ended March 31, 2006, an increase of $2,735,876 or approximately 53%. During the nine months ended March 31, 2007, the primary components of selling, general, and administrative expenses were: consulting fees of $3,431,792, of which $3,245,637 were non-cash costs; payroll and related costs of $2,259,820; facility costs, such as rent, telephone, and utilities, of $604,008; travel and entertainment costs of $493,860; legal and accounting fees of $412,682; and depreciation and amortization of $232,943; professional services of $202,138; and investor relations costs of $137,219. The components of selling, general and administrative costs that increased most significantly during the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006 were consulting fees, which increased by $959,349 or 39% and payroll and related costs, which increased by $1,407,064 or 165%.

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

(d) INTEREST EXPENSE

The Company had net interest expense of $1,617 during the nine months ended March 31, 2007 compared to net interest expense of $47,982 for the nine months ended March 31, 2006, a decrease of $46,365 or approximately 96%. Lower interest expense was due to a decrease in the Company's debt.

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

(e) INCOME TAXES

The Company recognized income taxes expense of $7,961 during the nine months ended March 31, 2007, compared to income tax expense of $0 during the prior year. The increase was due to income taxes paid in Ireland by the Company's new subsidiary, PLC Partners.

(f) MINORITY INTEREST IN NET LOSS OF SUBSIDIARY

The Company recorded the minority interest in the net loss of its subsidiary PLC Partners, Ltd. of $17,956 during the nine months ended March 31, 2007. There was no such comparable minority interest during the prior year period.

(g) NET LOSS

For the reasons stated above, the Company recorded a net loss of $8,213,724 for the nine months ended March 31, 2007 compared to $4,922,903 for the nine months ended March 31, 2006, an increase of $3,290,821 or approximately 67%. The increased loss is primarily due to the increases in cost of revenue, as well as sales, general, and administrative expenses for the period. The Company may continue to incur losses on both a quarterly and annual basis, and anticipates continued losses for at least the next 12 months. In addition, the Company expects to continue to incur significant costs of services and substantial operating expenses. Therefore, the Company will need to significantly increase revenues to achieve profitability and a positive cash flow. The Company may not be able to generate sufficient revenues to achieve profitability. The Company expects losses to continue for at least the next twelve months.

The Company will attempt to continue to fund its operations primarily through equity financing, and possibly debt financing, until it achieves profitability, of which there is no guarantee. The Company expects these concerns regarding its perceived viability to continue throughout the fiscal year 2007.

OPERATING ACTIVITIES

The net cash used in operating activities was $4,176,211 for the nine months ended March 31, 2007 compared to $2,866,343 for the nine months ended March 31, 2006, an increase of $1,309,868 or approximately 46%. Cash used in operating activities during the nine months ended March 31, 2007 is attributable primarily to the net loss of $8,213,724 partially offset by non-cash charges of $3,245,625 and $622,201 of depreciation and amortization. During the nine months ended March 31, 2007, cash increased by $154,240 due to changes in the components of working capital. During the nine months ended March 31, 2006, cash decreased by $1,099,903 due to changes in the components of working capital

INVESTING ACTIVITIES

Net cash used in investing activities was $850,576 for the nine months ended March 31, 2007, compared to cash used in investing activities of $511,513 during the nine months ended March 31, 2006. This increase was primarily due to increased investing by the Company in software and capitalized software costs, and the cash component of the PLC Partners acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company had total current assets of $2,065,785 and total current liabilities of $2,502,810 resulting in working capital deficit of $437,025. The Company had cash and cash equivalents of $258,680 at March 31, 2007. As of March 31, 2007, the Company had an accumulated deficit of $66,327,438. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The independent auditors report on our June 30, 2006 financial statements included in the Form 10-KSB states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

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

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The Company intends to issue these shares in two tranches of 23,000,000 shares each. The shares will be held in escrow by Carl Hessel, a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within three months thereafter. As of March 31, 2007, the Company had received cash in the amount $6,969,924 pursuant to the March Financing, and had issued 22,850,000 shares of common stock and warrants to purchase an additional 24,836,957 shares.

Of the $6,969,924 collected as of March 31, 2007, the Company received $6,469,924 under the March Financing during the six months ended December 31, 2006, and $500,000 during the three months ended March 31, 2007. The Company has not yet authorized the escrow agent to release the shares or warrants related to $2,400,000. The 23,000,000 shares of common stock issuable under the second tranche of the March Financing have been issued by the Company's transfer agent, and are being held in escrow pending receipt of the remaining proceeds of the March Financing by the Company. The amount of $2,400,000 is shown as common stock subscribed on the Company's balance sheet at March 31, 2007.

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

 In April 2006, the Company signed subscriptions agreements with a group of offshore investors led by .K2 Svensk Kredit Finans, AB, dba Svensk, Kredit and Finans for the sale of an aggregate of 25,000,000 shares of the Company's common stock plus warrants to purchase an additional 25,000,000 shares of common stock for the aggregate price of $10,000,000 (the “April Financing”).

 The Company has terminated the April Financing due to non-payment and has initiated litigation against the investors. These shares and warrants are not deemed to be issued and outstanding as of the date of the financial statements .

Also during the three months ended March 31, 2007, we issued 4,000,000 shares of common stock at a price of $0.15 per share. We have not received payment for these shares at March 31, 2007, and the amount of $600,000 is shown as subscriptions receivable on our balance sheet at March 31, 2007.

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

The Company has been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $2,242,500 during the nine months ended March 31, 2007 compared to $7,074,716 for the nine months ended March 31, 2006, a decrease of $4,832,216 or approximately 68%. During the nine months ended March 31, 2007, the Company received $2,400,000 in cash from the sale of common stock, net of commissions of $240,000; and $82,500 from the exercise of stock options.

ACCRUED SALARIES

The Company's president, Paul Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. At March 31, 2007, the amount of $31,601 in accrued salary is due to Paul Egan.

The Company's chief financial officer, Ciaran Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company's cash. At March 31, 2007, the amount of $50,537 in accrued salary is due to Ciaran Egan.

EXCHANGE RATES

The Company's operations are principally in Helsinki, Finland under the name of Rahaxi Processing Oy., operated in its local currency, the Euro, and in Dominican Republic under the name ePayLatina S.A., operated in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in Other - comprehensive income (loss). The accumulated foreign currency translation adjustment was $78,822 at March 31, 2007.

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

(j) LITIGATION

As described under Legal Proceedings in our Form 10-KSB for the fiscal year ended June 30, 2006, and updated under Legal Proceeding in this Quarterly Report, the Company is subject to one lawsuit. From time to time, the Company is involved in a variety of claims, suits, investigations and proceedings arising from the operation of the Company's business. It is possible that such a matter could arise in the future and be resolved in a manner that ultimately would have a material adverse impact on the Company's business, and could negatively impact its revenues, operating margins, and net income.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Please see the subsection “Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls” below.

Changes in internal controls

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our disclosure controls and procedures as of March 31, 2007, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls

We have determined there were errors in accounting for the status of certain shares of the Company’s common stock which had been issued pursuant to a financing agreement. The Company previously reported that these shares of stock had been held in escrow, when in fact these shares were improperly in the possession of third parties.

The Company is currently continuing its review in order to design enhanced controls and procedures to remedy this deficiency. We intend to complete our review and implement our enhanced controls and procedures during the three months ending June 30, 2007. The Company is not aware of any other deficiencies in its system of disclosure controls and procedures. The Company has initiated legal action regarding such shares. See Part II, Item 1, “Legal Proceedings” below for additional details.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as set forth below, there have been no material changes to the legal proceeding or investigations reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-KSB filed with the SEC on September 29, 2006 (the "Prior 10-K"). Other than as set forth below orin the Prior 10-K, the Company is not a party to any material pending legal proceeding.

April Financing

In April 2006, the Company signed subscriptions agreements with a group of offshore investors led by K2 Svensk Kredit Finans, AB, dba Svensk, Kredit and Finans (“K2”) for the sale of an aggregate of 25,000,000 shares of the Company's common stock plus warrants to purchase an additional 25,000,000 shares of common stock for the aggregate price of $10,000,000 (the “April Financing”).

The terms of the April Financing provided that the shares and warrants would be issued in exchange for a combination of cash payable within 30 days and promissory notes with terms of three months and twelve months.  Pursuant to the April Financing, the Company instructed its transfer agent, First American Stock Transfer (the “Transfer Agent”) to issue stock certificates for 25 million shares of FreeStar Common Stock (the “Shares”). The Shares were issued in the form of 50 stock certificates (the “Stock Certificates”), for 500,000 shares each, numbered 2810 through 2889 in the name of “Svensk Kredit & Finans AB” and are dated May 5, 2006.

No funds were ever received by the Company under the promissory notes issued by K2 in connection with the April Financing. Consequently, the Company sought either return of the Stock Certificates or immediate payment in full of the amounts required pursuant to the April Financing. K2 verbally acknowledged termination of the April Financing and agreed in February 2007 to return the Stock Certificates. However, K2 later informed the Company that K2 was controlled by Soren Moberg and that Mr. Moberg personally, not K2, was now in possession of the Stock Certificates. Subsequently, the Company reported to the Securities Information Center that the Stock Certificates were stolen.

On March 14, 2007, the Company, through its counsel Corrigan & Morris LLP, initiated legal action in the Federal District Court in Nevada. Named as defendants are K2, Soren Moberg, Moberge Group, Magnus Erneving, and the Transfer Agent. The Company is asserting claims against those individuals and entities, except the Transfer Agent, for fraud, conversion, unjust enrichment and negligent misrepresentation. It is seeking unspecified damages and $5 million in punitive damages.

On April 2, 2007, the Court ruled that the Shares cannot be sold, assigned, transferred or otherwise disposed of in any way pending the outcome of the Court case initiated by the Company. This ruling follows a similar order brought down by the Court on March 20, 2007, also preventing the defendants from disposing of the Shares. The Court also ordered that the Shares not be counted as issued and outstanding.

Securities and Exchange Commission Investigation

In January 2003, we were advised by the Staff of the Denver office of the SEC that it had initiated an informal, non-public inquiry. In January 2007, we were informed by the Staff that the investigation has been terminated and that no enforcement action was recommended by the Staff to the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on March 31, 2007 (not previously reported in a Form 8-K):

In January 2007, the Company sold 4,000,000 shares of common stock for cash of $600,000. Payment for these shares had not been received at March 31, 2007.

In March 2007, the Company issued 13,700,000 shares of common stock pursuant to the conversion of 2,000,000 of Series B Preferred Stock by the Company’s President and Chief Executive Officer. The Company is also committed to issue an additional 14,286 shares of common stock pursuant to this conversion.

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

FREESTAR TECHNOLOGY CORPORATION

Date: May 18, 2007	By:	/s/ Paul Egan
Chief Executive Officer

Date: May 18, 2007	By:	/s/ Ciaran Egan
Secretary/Treasurer/ Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).
32	Section 1350 Certification of Paul Egan and Ciaran Egan (furnished herewith).