Form 10KSB
period 2007-06-30
FREESTAR TECHNOLOGY CORP
filed 2007-09-28
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________TO ____________________

COMMISSION FILE NUMBER: 0-28749

FREESTAR TECHNOLOGY CORPORATION
(Name of small business issuer in its charter)

Nevada	88-0446457
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

31 Mespil Road, Ballsbridge, Dublin 2 Ireland
(Address of Principal Executive Offices)

Issuer's telephone number:  353 1 6185 060

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒.

State issuer’s revenues for its most recent fiscal year: $3,780,335 for the fiscal year ended June 30, 2007.

As of September 21, 2007,  aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant was  $37,020,982.

267,615,595 shares of our common stock were issued and outstanding as of September 21, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒.

ii

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We are a provider of electronic payment processing services, including credit and debit card transaction processing, point-of-sale related software applications and other value-added services. We currently process on average approximately 1,620,000 transactions per month and serve in excess of 1,100 merchant locations. We provide transaction processing support for all major credit cards, including Visa, MasterCard, American Express, Diners Club and JCB, and all bank-issued Finnish debit cards. We enable merchants and financial institutions to accept, and their consumers to utilize, electronic payments using credit and debit cards to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We provide merchants with various transaction processing services, including authorizing card transactions at the merchant’s retail location (also known as the point-of-sale), and capturing and transmitting transaction data. Through agreements with Hypercom Corporation, the world's second largest manufacturer of payment terminals , Spectra Technologies, a leading Chinese electronic payment solution provider and Thyron Systems, we also offer our customers point-of-sale terminals, which are integrated with our software products to provide merchants with a complete solution for credit and debit card transaction processing.

Our role in a transaction is to serve as a link between the merchant and the merchant's bank, known as the acquiring bank, and the bank that issued the consumer’s credit or debit card, known as the issuing bank. The electronic authorization process for a credit card transaction begins when the merchant "swipes" or inserts the card into its point-of-sale terminal and enters the amount of the purchase. After capturing the data, the point-of-sale terminal transmits the authorization request through our switching center, where the data is routed to the issuing bank (typically via the Interchange Network, a telecommunication network operated by international card corporations) for authorization. The issuing bank confirms that the credit card is authentic and whether a transaction will cause the cardholder to exceed defined limits. The approval or disapproval of the transaction is transmitted back to our switching center, where it is routed to the appropriate merchant’s acquiring bank. As described below, we also provide an Internet Payment Gateway for online or internet transactions in which there is no point-of-sale terminal and the card is not physically present at the merchant location.

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

PLC  Acquisition

Effective November 21, 2006, the Company has acquired 50% of the outstanding capital stock of Project Life Cycle Partners, Ltd. (“PLC”), a consulting firm located in Dublin, Ireland.  PLC Partners is a niche project consulting firm specializing in the management and implementation of information systems projects.  PLC Partners has international experience within the financial services and telecommunications sectors.

Proposed Name Change

On July 10, 2007, we issued a press release announcing that our Board of Directors had approved a proposed amendment to the Company’s Articles of Incorporation to change our name to Rahaxi, Inc.  The Board of Directors has recommended that the name change amendment be adopted by the shareholders of the Company and directed the Company to take appropriate action to obtain shareholder approval of the name change amendment.  At this time, shareholder approval has not been obtained and we have no immediate plans to pursue the name change, although the Board of Directors may revisit this issue at a later date.

Business Description

Our switching and transaction processing platform is operated by our wholly-owned subsidiary, Rahaxi, which is located in Finland. We are one of the leading players in the Finnish transaction processing market, serving approximately 1,100 merchants each day and processing on average approximately 1,620,000 transactions per month.

Until recently, our primary source of revenue was from transaction fees we receive from processing credit and debit card transactions through point-of-sale terminals at a merchant’s retail location. In 2006, we also began generating revenue from sales of point-of-sale terminals as well as consulting fees, which include customization of software applications for merchants and other customers. Other anticipated revenue streams include additional processing fees from processing dynamic currency conversion through our agreement with Global Refund Group and Monex.  In fiscal year 2007, the period from July 1, 2006 through June 30, 2007, transaction fees from point-of-sale terminal transactions were primarily from merchants and customers based in Finland. We also derived revenue from transaction fees from clients in Estonia, Spain and Iceland. In addition, we derived revenue from consulting and development fees from our customers in Finland, Sweden, the United Kingdom, Dominican Republic and in Ireland through our subsidiary, Project Life Cycle Partners Limited.

Products and Services

Our main product and service offering includes:

(1)                 Authorization.

Transaction fees from processing point-of-sale terminal transactions make up the bulk of our total revenues. Our card processing payment engine captures, configures and routes credit, debit, charge, and private label card transactions to the applicable banks and card issuers for authorization and settlement.

We provide transaction processing support for Visa, MasterCard, American Express, Diners Club, JCB and all bank-issued Finnish debit cards. Our network currently supports approximately 5,000 point-of-sale appliances, including integrated cash registers and stand-alone/desk terminals. Our authorization and transaction fees are primarily priced based on a specified amount per transaction.

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

(2)                 EMV Compliant Point-of-Sale Solutions

EMVCo, LLC, a consortium formed by Europay, MasterCard and Visa, has designated new standards to increase transaction processing security. The EMV standard utilizes integrated circuit card technology, also known as chip cards or chip and PIN based technology, to replace the magnetic stripe on credit cards. The purpose and goal of the EMV standard is to allow secure interoperation between EMV compliant cards and EMV compliant credit card payment point-of-sale terminals. The major benefit to moving to EMV based credit card payment systems is improved security and associated fraud reduction.

EMV financial transactions are more secure against fraud than traditional credit card payments, which use the magnetic stripe data encoded on the back of a credit card. This is due to the use of encryption algorithms to provide authentication of the card, the processing terminal and the transaction processing center.

Although not the only possible method, the majority of implementations of EMV cards and terminals confirm the identity of the cardholder by requiring the entry of a PIN (Personal Identification Number) rather than signing a paper receipt. The increased protection from fraud has allowed banks and credit card issuers to push through a “liability shift” such that merchants in the Nordic region and other countries in Europe are now liable (as of January 2005) for any fraud that results from non-EMV transactions on their systems. In light of this incentive, we believe that the majority of merchants will begin to migrate their systems in Europe to EMV-compliant systems.

We have developed an EMV compliant processing platform to provide merchants with this enhanced fraud protection for European credit card transactions.  We are currently EMV-certified in Finland and are seeking certification in Sweden. We intend to offer end-to-end merchant processing solutions. Through our strategic relationships with Thyron and Hypercom, we offer high performance, integrated/hybrid point-of-sale terminals that are able to process both magnetic stripe cards and chip cards operating under the EMV standard. These terminals are ideal for retailers that desire speed, security, compliance with the most recent specifications, and acceptance of all leading payment cards in one easy to use device.

Our strategic relationships allow us to assist merchants in various categories and sizes with advanced and proven point-of-sale terminals from globally recognized manufacturers, integrated with our robust transaction processing and switching. We are not a “one-size-fits-all” organization, but instead aim to provide suitable solutions for establishments across verticals.

(3)                 "Partners in Business" Philosophy

We strive to form relationships with important market participants with the aim of providing our customers with the best products and services in the market. This “Partners in Business Philosophy” includes relationships with both manufacturers of payment devices and financial institutions, as well as our customers.

For example, we entered into an agreement with Global Refund Group pursuant to which we developed a software system that allows multiple applications at the point-of-sale terminal, such as Value Added Tax (VAT) refund services and dynamic currency conversion services, in addition to payment services. The software and terminal will be sold and marketed by Global Refund Group, and deployed and maintained by us through our payment hardware suppliers.

We have agreements with Hypercom , Thyron Systems and  Spectra Technologies to deploy fully EMV compliant terminals in the Finnish market. These point-of-sale terminal offerings, core competencies and transaction processing expertise allow us to support all major credit-charge-debit cards, as well as private label cards. We offer our solutions and services to small, medium, and large retailers across retailing segments. The Company began deriving revenue from the sale of point-of-sale terminals in fiscal 2007, and we expect an increasing percentage of our revenues to be derived from point-of-sale terminal sales in fiscal 2008.

(4)                 Dynamic Currency Conversion

We entered into a contract with First Currency Choice, or FCC, and Global Refund Holdings, which have a client base of over 200,000 merchants. In an effort to enhance FCC’s and Global Refund’s offering to the existing merchant base and to their partner acquiring banks, FCC and Global Refund are bringing a product to market that allows the cardholder to conduct the transaction in the currency of origin. In order to provide real time, dynamic currency conversion quotes, the point-of-sale terminal must send a currency transaction request to the client's host. FCC and Global Refund have engaged us to be the processor for all transactions conducted in currency of origin. For example, if a point-of-sale device sitting at a merchant location in Spain is conducting a transaction for a cardholder with a card issued in the U.S., that cardholder may request the transaction to be conducted in U.S. currency. At that time the terminal will switch to our network and servers, and we will provide the currency conversion data that we retrieve from the client's host.

Once the rates are presented to the customer through the point-of-sale terminal and accepted, the authorization request is then routed to us to be switched to the appropriate issuing and acquiring banks. We will provide transaction gateway services and settlement with the participating banking institutions. This relationship with FCC and Global Refunds has the potential to significantly expand our terminal base and increase transaction volumes when fully implemented. FCC and Global Refund have begun the initial product roll-out with dynamic currency conversion in Spain, and has recently expanded into Iceland and Denmark, with plans to expand to France, Germany and the Netherlands in 2008 and then into Italy, the UK, and Switzerland. We began deriving limited processing revenue from our relationship with FCC and Global Refund in fiscal 2007, and expect to continue to receive revenue in fiscal 2008 from this strategic relationship.

(5)                 Software Development / Consulting Fees

We also offer consulting and development services to financial institutions and merchants.  The development of the software system for FCC and Global Refund described earlier is one example of a consulting assignment carried out by us that involved the development sophisticated, custom software applications.

Through our acquisition of fifty percent of the capital stock of Project Life Cycle Partners Limited (PLC) in fiscal 2007, we have increased our consulting and development revenues.  PLC is a project consultant firm that manages and implements information systems projects for banking and financial services institutions, with most of its revenues derived from customers in Ireland.

PLC helps their clients to fast-track critical projects, partnering closely with them to ensure that all stakeholders share a vision for the project and are working towards common goals. By taking a holistic view of each project and by understanding the perspective of all affected by it PLC aim to maximize the human as well as the economic benefits for their clients. PLC consider the full life cycle of every project they manage, taking into account the impact the project will have on the client organization, its customers and its stakeholders both during the project and after it is completed.

By creating positive benefits in terms of employee morale, customer loyalty, team-development and ultimately profitability, the PLC approach adds value to every project. Key to its success is the emphasis PLC place on communications, keeping key players informed, on track and enthused is a critical factor in any project. PLC are experienced team-builders, accomplished negotiators and skilled in coaching and mentoring.

PLC manages projects of any size and complexity, from a single project to a portfolio of projects. PLC undertakes project work both in Ireland and internationally, and is comfortable working with organizations of all sizes.

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

Once the consumer has presented his card to the merchant at the point of sale, or point-of-sale, the merchant's bank, also known as the acquiring bank, must make contact with the consumer’s bank, also known as the issuing bank, in order to verify the authenticity of the card and to confirm that the consumer can pay for the merchant’s product or service. The contact between the acquiring bank and the issuing bank, which includes authorization and transaction data, is facilitated by the Interchange Network. The Interchange Network is a worldwide computer and telecommunication network operated by international card corporations, such as Visa, MasterCard and Amex. Once the acquiring bank has received authorization from the issuing bank, the merchant is authorized at the point-of-sale to proceed with the purchase.

Our role in this payment process is to serve as the link between the merchant and its acquiring bank and the issuing bank (typically via the Interchange Network). Our customer is usually the merchant, to whom we provide a total payment processing solution so that the merchant can accept credit cards as a method of payment. Our services include providing the merchant with necessary point-of-sale terminals and software and switching and processing of point-of-sale terminal transactions.

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

Changed Liability Rules

In the Nordic region and other European countries, from January 1, 2005, liability rules have changed to provide greater protection against fraud to merchants who have deployed EMV compliant point-of-sale terminals. In practical terms, liability shift refers to a transaction authorized at the point of sale by a merchant fulfilling its obligations by honoring a chip payment card with an EMV-enabled and certified device. If the merchant uses an EMV compatible and certified point-of-sale terminal for end-to-end processing, the transaction cannot be charged-back. If the EMV authorized transaction is later determined to be fraudulent or the card was lost or stolen at the time of transaction authorization, the merchant faces no liability for the loss and keeps the funds for the transaction. However, if a merchant's payment processing device is not EMV compatible on or after January 1, 2005, then the merchant must absorb the transaction loss due to fraud plus any ancillary charges, such as chargeback penalty fees assessed by its acquiring bank.

PCI-DSS Compliance

In June 2005, American Express, Discover Financial Services, JCB, MasterCard Worldwide and Visa International founded the PCI Security Council. These requirements are based on an internationally recognized standard for information security practices.  The main tasks of the PCI council are:

•	Creating, owning and managing PCI for credit card data

•	Classifying a common audit requirement to certify compliance

•	Overseeing a certification process for security assessors and network scanning vendors

•	Instituting minimum qualification requirements

•	Retaining and publishing a list of certified assessors and vendors

Under the Payment Card Industry Data Security (PCI DSS) standards, a business or organization should be able to assure their customers that its credit card data/account information and transaction information is safe from hackers or any malicious system intrusion.

Rahaxi’s payment card processing systems and procedures are PCI-DSS compliant, which we believe provides us with a competitive advantage over other processing companies that are not PCI-DSS compliant.

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

Competition

The market for electronic payment systems and point-of-sale systems is intensely competitive and we expect competition to continue to increase. Our competitors for point-of-sale systems include VeriFone and Ingenico amongst others, and companies such as Global Payments, First Data and Euroconnex for our electronic payment software. In Finland, we face competition from companies such as Point, which is the largest terminal vendor in the Finnish market, as well as companies such as Screenway and Altdata, which are point-of-sale software vendors. In addition, the companies with whom we have strategic relationships could develop products or services that compete with our products or services.

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

Our objective is to provide solutions and services that enable secure and real-time movement of financial transactions incorporating hardware and software to enable credit, debit and ATM cards with PIN transactions. The key elements of our strategy are to:

(1)                 Increase Market Share in the Nordics, Scandinavia, Baltics, Dominican Republic and expand into Eastern Europe

We believe we are well placed to capitalize on the transformation sweeping the payment industry. We are targeting  countries in the Finnish region, other European countries and Dominican Republic markets to broaden our customer base.

We also intend to expand our operations into the rest of Europe, exploiting our competitive edge with EMV compatibility and cross-boarder capabilities. Further, in line with our "Partners in Business Philosophy", we seek to grow our merchant base through strategic partnerships with global blue chip players such as Global Refund, Spectra Technologies and Hypercom.

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

(3)                 Capitalize on High Growth Opportunities in Emerging Markets

We intend to capitalize on high growth opportunities in emerging markets. The credit and debit card market in China, for example, has expanded dramatically in recent years as the country races to adopt and integrate global standards and technologies.

In August 2006, we entered into an agreement to become a Third Party Services Provider for China Unionpay Co., LTD., Shanghai, P.C., which we refer to as China Unionpay. Under this agreement, we have an opportunity to provide transaction processing services to China Unionpay credit card holders traveling in Europe. We have also entered into memorandums of understanding  arrangements with several major European financial institutions in countries such as The Netherlands, France, Ireland, Italy and Greece in order to provide the transaction processing services for China Unionpay customers in Europe.

(4)                 Secure Relationships with Additional European Merchant Banks

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

Sales

We sell both directly to merchants as well as indirectly through resellers. Our internal sales force is targeting three segments:

·     Large merchants such as retail chains

·     Point-of-sale providers, meaning any companies providing transaction processing related hardware or services, but requiring switching, authorization or other processing services to complete their offerings.

·     Payment terminal vendors

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

Point-of-Sale Providers

While big merchants carefully select their providers of payment services, small merchants tend to choose the payment provider that is recommended by the point-of-sale provider(s) they use. As a consequence, we are focusing to develop business relations with key point-of-sale providers who have their own customer base. This is done through a reseller program, which offers monetary compensation to resellers and explores common marketing strategies. We are constantly marketing to this fragmented segment in order to locate cooperation possibilities.

Point-of-Sale Terminal Vendors

We are working with several vendors, both in marketing and technology sharing fields. We are aiming to take our vendor relationships to a strategic level, which means similar re-seller programs that we have in place with point-of-sale vendors, but also a deeper cooperation around terminal technical roadmaps.

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

Our board of directors believes that we are well positioned to take advantage of the many opportunities for growth in the market and that we can achieve long-term profitability. We are active in a growth market and we enjoy certain competitive advantages. Even though we are still in a pre-profitable stage of our development, our transaction volume, as well as transaction revenues, are growing. During fiscal 2007, we generated on average approximately 1,620,000 transactions per month, a growth rate of approximately 8% compared to the average monthly transaction volume in fiscal 2006.  Management estimates that, due to new business wins and new service offerings, the average monthly transaction volume will amount to 2 million transactions by the end of calendar year 2006 and as much as 5 million by the end of fiscal 2007.

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

 These systems have enabled us to meet the latest Visa and MasterCard standards and have paved the way for EMV compliance certification.[ In April 2006 we received EMV-certification for Visa®, MasterCard® and all domestic Finnish cards used with its Rahaxi-OTI(TM) Point Of Sale (point-of-sale) middleware solution from Luottokunta in Finland. In addition in late June 2006 we  received the Finnish EMV certification required to sell Hypercom's Optimum T2100 card payment terminal in Finland.

We will also be capable of supporting the latest Visa 3D secure payment technology. Management believes that with our investment in the upgraded NonStop systems running the newest ACI software, we can meet our projected increasing capacity needs. We are currently licensed to process 8,000,000 transaction per month and can increase this capacity with the addition of further licenses.

Research and Development

Our long-term growth strategy requires continued development of new processing products. We believe that the timely development of new applications and enhancements is essential to maintain our competitive position in the market. We work closely with our customers to design systems and processes that meet their planned technical and production requirements. Our product development efforts focus on new products and improved versions of existing products. We do not conduct any pure research, and we purchase much of our software in off-the-shelf form from a third party software vendor. We invested in excess of $973,000 for fiscal 2007 and approximately $1,620,000 for fiscal 2006, which includes software costs which were expensed as incurred and costs which have been capitalized. Key development activities during fiscal 2006 included:

·     Introduction of card payment technology that detects VAT refund eligibility and converts currency in real time in connection with Global Refund and Hypercom at the Cartes 2005;
·     Introduced OTI, Open terminal interface, a turnkey solution for point-of-sale equipment
·     Introduced Rahaxi-oti(tm) (open terminal interface), an in-house developed and managed middleware solution for point of sale equipment vendors
·     Finnish EMV certifications of its in-house developed point-of-sale middleware software solution Rahaxi-OTI and the Hypercom T2100 Point-of-Sale payment terminal;
·     EMV certification with its long-term partner, leading Finnish Electronic Cash Register vendor CPU Oy; and
·     EMV certification from MasterCard for MasterCard Securecode online payment processing.

Customers

We have approximately 1,100 customers. Our clients  include Ikea, Global Refunds, Finnair and Stockman. A significant percentage of our revenue is still being derived from a limited number of our customers, primarily Finnish customers for our transaction processing products.  The Company had one customer that accounted for approximately 45% of sales for the year ended June 30, 2007. The Company's two largest customers accounted for approximately 50% of its sales for the year ended June 30, 2007.

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

ACI Worldwide - BASE24 Software License
Altamedius - GSM and eWallet Enhancements
Fujitsu - Multi-Banking Link Software
HP Invent - Hardware Systems
Hypercom - point-of-sale Manufacturer
InterMart Corporation - Hybrid Card Based Solutions
Sonera - X.25 and Telecom Lines
TietoEnator - Hardware Housing
                   Thyron –point –of- sale manufacturer

Acquiring and Issuing Banks

We are switching and processing electronic payment transactions for all the leading banks in Finland and have a contract with SEB/Euroline in Sweden. We intend to link our customers to more banks in Europe during the course of fiscal 2008. We currently have links (electronic communications) in place with the following acquiring banks:

Luottokunta
Handelsbanken
SEB/Euroline
CEKAB
Nordea
Oko
Sampo
Alandsbanken
Samlink
PKK

Employees

As of June 30, 2007, we had 51 full-time employees, as well as several consultants in various specialties. Of the total, four are senior management, four in finance and accounting, 10 in software development, two in project management, eight in office administration, eleven in sales and marketing, two in legal, two in business development, seven in customer support and one in Investor relations.

Miscellaneous

There is no need for any government approval of our principal products and services in the markets we serve. There are no existing or, to our knowledge, probable governmental regulations on our business. We are not aware of any compliance issues with any environmental laws in connection with our business.

RISK FACTORS

Technological and Market Changes

The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that our existing products will continue to be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, we are focusing on upgrading and introducing new products and entering new geographic markets.  There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the electronic payments industry increases, it may become increasingly difficult for us to be competitive.

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

The financial statements included in this report have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred accumulated losses of $74,418,911 as of June 30, 2007. We do not expect to generate sufficient revenue to meet our cash requirements for the next twelve months. We will need to raise additional capital to continue meeting operational expenses. Our independent auditors have added an explanatory paragraph to their report of our financial statements for the year ended June 30, 2007 stating that our net losses, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. If we are not successful in raising sufficient additional capital, we may we may not be able to continue as a going concern, our stockholders may lose their entire investment in us.

Protection of Proprietary Rights

Our success and ability to compete will be dependent in part on the protection of our, trademarks, trade names, service marks and other proprietary rights. We intend to rely on trade secret and copyright laws to protect the intellectual property that we plan to develop, but there can be no assurance that such laws will provide sufficient protection, that others will not develop a service that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our proprietary information without authorization. In addition, certain of our know-how and proprietary technology may not be patentable.

We rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of our business plan. In particular, our licenses for BASE24 software are critical to our operations. There can be no assurance that these third party licenses will be available or will continue to be available to us on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or operating results.

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

Dependence on Suppliers

We depend upon a number of suppliers for point of sale terminals. There is an inherent risk that such termianls will be unavailable for prompt delivery or, in some cases, discontinued. We only have limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain terminals be compromised, it could materially adversely affect our business, results from operations, and financial condition.

Key Personnel

Our success is largely dependent on the personal efforts and abilities of our senior management. The loss of certain members of our senior management, including our chief executive officer, or chief financial officer, could have a material adverse effect on our business and prospects.

We will likely need to recruit additional employees who are skilled in payment processing, funds management, payment reconciliation, software programming and development of other technologies. The failure to recruit these key personnel could have a material adverse effect on our business. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

We May Experience Problems Related to Our Growth

Our future growth, if any, may cause a significant strain on our management, operational, financial and other resources. Our ability to manage our growth effectively will require us to implement and improve our operational, financial, manufacturing and management information systems and to expand, train, manage and motivate our employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to research, product development and marketing and sales efforts without a corresponding increase in our operational, financial, and management information systems could have a material adverse effect on our business, financial condition, and results of operations.

Control by Our Officers and Directors May Override Wishes of Other Stockholders

Our officers and directors currently own common stock equal to approximately 25.3% of the outstanding shares of our common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to our management will be made exclusively by our officers and directors. Investors will only have rights associated with stockholders to make decisions that affect us. Accordingly, it could be difficult for the investors hereunder to effectuate control over our affairs.

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

In addition, the National Association of Securities Dealers, Inc. that operates the OTCBB, recently adopted a change to its Eligibility Rule, in a filing with the SEC. The change makes those OTCBB issuers that are cited for filing delinquency in its Form 10-KSB's/Form 10-QSB's three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) would not be considered late. This rule does not apply to a company's Current Reports on Form 8-K.

If we fail to comply with these rules, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting.  This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending June 30, 2008.  In addition, commencing with our annual report for the fiscal year ending June 30, 2009 our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

We have not yet developed a Section 404 implementation plan.  We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.  How companies should be implementing these new requirements including internal control reforms to comply with Section 404’s requirements and how independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404.  We can not assure you that we will be able to complete a Section 404 plan on a timely basis.  Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

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

We lease 5,527 square feet of office space in Helsinki, Finland for $9,838 per month. This lease expires in February 2012. The lease contains provisions to increase the monthly lease amount to $11,456 effective March 1, 2009; $11,725 on March 1, 2010; and $11,995 on March 1, 2011.

We lease a 6,081 square foot office in Santo Domingo, Dominican Republic. This lease is for five years and expires in September 2011. The current rent is $7,000 per month.

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

Furniture and Equipment, Leasehold Improvements, and Computers

The furniture and equipment, leasehold improvements and computers owned by us are recorded at their acquisition cost, and are depreciated using the straight-line and declining methods. This equipment, which is required for the day-to-day operation of our business in our Finland, Dominican Republic, Ireland and Sweden offices, is currently valued at $187,323 and $122,539, respectively, as of June 30, 2007 and 2006.

We lease a telephone switchboard for our Helsinki offices; the cost is $3,200 per year, and can be terminated at any time.

ITEM 3. LEGAL PROCEEDINGS

Other than as set forth below, we are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action has been threatened against us.

FreeStar Technology Corporation v. K2 Svensk Credit Och Finans, AB, et al

In April 2006, the Company signed subscriptions agreements with a group of offshore investors led by K2 Svensk Kredit Finans, AB, dba Svensk, Kredit and Finans (“K2”) for the sale of an aggregate of 25,000,000 shares of the Company's common stock plus warrants to purchase an additional 25,000,000 shares of common stock for the aggregate price of $10,000,000 (the “April Financing”).

The terms of the April Financing provided that the shares and warrants would be issued in exchange for a combination of cash payable within 30 days and promissory notes with terms of three months and twelve months.  Pursuant to the April Financing, the Company instructed its transfer agent, First American Stock Transfer (the “Transfer Agent”) to issue stock certificates for 25 million shares of FreeStar Common Stock (the “Shares”). The Shares were issued in the form of 50 stock certificates (the “Stock Certificates”), for 500,000 shares each, numbered 2840 through 2889 in the name of “Svensk Kredit & Finans AB” and are dated May 5, 2006.

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

On April 12, 2007, the Court ruled that the Shares cannot be sold, assigned, transferred or otherwise disposed of in any way pending the outcome of the Court case initiated by the Company. This ruling follows a similar order brought down by the Court on March 20, 2007, also preventing the defendants from disposing of the Shares. The Court also ordered that the Shares not be counted as issued and outstanding.

On August 14, 2007, the Court issued a final judgment in favor of FreeStar and against K2, ordering that the entire 25 million shares, represented by certificates numbered 2840 through 2889, issued to K2 be cancelled.  The Court also held that K2 was never a shareholder of FreeStar and that the entire 25 million shares should not be counted as ever having been issued and outstanding.

FreeStar has remaining claims against Soren Moberg, Moberge Group and Magnus Erneving, asserting claims for fraud, conversion, unjust enrichment and negligent misrepresentation seeking unspecified damages and $5 million in punitive damages.

Diamond Club of America, Inc. v. FreeStar Technology Corporation

On April 6, 2004, Diamond Club of America, Inc. filed a complaint against us in the Suffolk County New York Supreme Court. The complaint alleges, among other things, that we owe Diamond Club $35,410.45 pursuant to an agreement between Diamond Club and TransAxis, Inc. or a predecessor company of TransAxis, Inc.

We have filed an answer to the complaint in which we affirmatively defend this action on the grounds that as a minority stockholder in TransAxis, we are not responsible for the debts of TransAxis. This action is still pending, but the plaintiff has made no efforts to move this case forward, and we have had no contact with plaintiff during the past 36 months.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 2007	High	Low

Quarter Ended June 30, 2007	$0.31	$0.14
Quarter Ended March 31, 2007	$0.42	$0.23
Quarter Ended December 31, 2006	$0.44	$0.27
Quarter Ended September 30, 2006	$0.55	$0.35

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended June 30, 2006	High	Low

Quarter Ended June 30, 2006	$0.67	$0.33
Quarter Ended March 31, 2006	$1.22	$0.31
Quarter Ended December 31, 2005	$0.34	$0.20
Quarter Ended September 30, 2005	$0.32	$0.20

Holders of Common Equity

As of September 21, 2007, we had approximately 285 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Information

We have not declared or paid a cash dividend to stockholders since we were incorporated. The board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Sales of Unregistered Securities

We made the following issuances of unregistered (restricted) securities during the fourth quarter of the fiscal year ended on June 30, 2007:

In April 2007, we issued 3,000,000 shares of common stock to an offshore investor for cash of $600,000.  The cash was received from the investor in May 2006, although the certificate for the shares was not issued until April 2007 due to a failure by the investor to provide timely vesting and delivery instructions for the certificate to our transfer agent.  In fiscal 2006 (the year the funds were received) we paid a fee of $60,000 to Margaux Investment Management Group, S.A., which is controlled by Carl Hessel, a member of our board as a fee for services rendered in connection with this issuance. See our report on Form 10-KSB for the year ended June 30, 2006 for additional information regarding compensation to Mr. Hessel during fiscal 2006.

In April 2007, we issued 150,000 shares of common stock with a fair value of $43,500 to a consultant for services

In April 2007, we issued 150,000 shares of common stock with a fair value of $40,500 to a consultant for services.

In June 2007, we issued 1,930,000 shares of common stock with an aggregate fair value of $347,100 to employees of our Freestar Dominicana subsidiary as compensation.

Except as noted above, we did not pay any cash commissions on the above listed issuances.  We did not employ any form of general solicitation or advertising in connection with the offer and sale of the securities described below. Except as otherwise noted above, the offer and sale of the securities listed below were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act Regulation D promulgated by the Securities and Exchange Commission as transactions by an issuer not involving any public offering or Regulation S relating to offshore offerings.

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

The  Company  intends  to  derive  revenues  from  its core  payment  processing products,  which include:  (1) Authorization / Transaction Fees:  transaction fees it receives from processing point of sale terminal transactions;  (2) Hardware Sales / Point of Sale Terminals: sales of “Point of Sale” terminals and related maintenance and service initiation fees; (3) Dynamic  Currency  Conversion:  in addition to transaction authorization, the Company offers certain clients real-time, dynamic currency conversion, allowing a customer to pay for a product or service with their credit card in their local currency;  (4) Private Label Cards:  transaction  management services provided for a private label card issuer;  and (5)  Consulting  Fees:  consulting  services  provided to financial institutions  and  merchants.  Our revenue for the year ended June 30, 2007 was primarily generated from transaction fees, sales of point of sale terminals through our Finland operations and consulting fees through PLC Irish operations.

Effective November 21, 2006, the Company has acquired 50% of the outstanding capital stock of Project Life Cycle Partners, Ltd. (“PLC”), a technology consulting firm located in Dublin, Ireland.  PLC is a niche project consulting firm specialising in the management and implementation of information systems projects.  PLC has international experience within the financial services and telecommunication  sectors.

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

Results of Operations

Revenue

Transaction processing and related revenue

Transaction processing and related revenue was $1,945,512 for the year ended June 30, 2007, compared to $2,097,749 during the prior year,  a decrease of $152,237 or approximately 7%.  During the year ended June 30, 2007, the Company generated transaction processing fees of $1,945,512, compared to transaction processing fees of $1,778,437 for the prior year, an increase of $167,075 or 9.4%. The Company processed a total of 19,443,999 transactions during the year ended June 30, 2007, an increase of 1,589,839 or 8.9% compared to  17,854,160 transactions processed during the prior year.  We expect this trend to continue throughout fiscal 2008 as we continue to expand our customer base.

During the year ended June 30, 2006, the Company reported   revenue in the amount of $319,312 related to customization of its software for its client’s use; there was no such revenue during the current year.

Consulting services revenue

Consulting services revenue was $1,349,963 for the year ended June 30, 2007, compared to $0 during the prior year. Consulting services revenue is primarily generated by the  Company’s subsidiary PLC.   The Company did not own PLC during the prior year.  We expect to report increased revenue from consulting services in the fiscal year ending June 30, 2008.

Hardware and related  revenue

Hardware and related revenue was $484,860 during the year ended June 30, 2007, compared to $0 during the prior year. The Company began selling point-of-sale processing terminals and related equipment  in December 2006.  We expect to report increased hardware and related sales in the year ending June 30, 2008 as we not only increase actual hardware sales to our expanding customer base, but began to recognize revenue from annual  maintenance fees and service initiation fees, which we have not begun to recognize at June 30, 2007.

For the reasons above, total revenue for the  year ended June 30, 2007 was $3,780,335 compared to $2,097,749 for the year ended June 30, 2006, an increase of $1,682,586 or approximately 80%.

We expect revenue levels to increase throughout the next twelve months as we continue to increase our client base and introduce service offerings, such as EMV transaction processing, dynamic currency conversion, sales of point of sale terminals and consulting fees. However, there can be no guarantee that our products will be accepted in the marketplace or that its sales efforts will be successful.

All of our revenue for the year ended June 30, 2007 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 67% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of fiscal 2008. We believe that this customer concentration will be diluted in the latter half of fiscal 2008 as we pursues operations outside of Finland. All of our revenues for the twelve months ended June 30, 2007 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this trend to continue through fiscal year 2008.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $2,330,561 for the year ended June 30, 2007, compared to $2,078,696 for the prior year ended June 30, 2006, an increase of $251,865 or 12.1%. The reason for the increase is our continued investment in our processing infrastructure, as we further build out our processing capabilities and service offerings. Though we capitalize the acquisition and installation costs of certain software components purchased from third party suppliers, we expense all costs associated with maintaining, and many of the costs of improving, our processing and customer support capabilities. These costs do not always change in direct relation to sales, and in fact often increase in advance of any potential increase in sales which they may support.

Cost of consulting services

Cost of consulting services revenue was $816,122 for the year ended June 30, 2007, compared to $0 for the prior year ended June 30, 2006.  Consulting services revenue is primarily generated by our subsidiary company PLC Partners, Ltd. which we did not own during the prior year.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $589,472 during the year ended June 30, 2007, compared to $0 during the prior year. The Company began selling processing terminals and related equipment in December 2006.  Included in cost of hardware revenue are terminals shipped to customers as test and demonstration units, as well as items replaced or returned.

For the reasons above, total cost of revenue was $3,736,155 for the year ended June 30, 2007, compared to $2,078,696 for the year ended June 30, 2006, an increase of $1,657,459 or approximately 80%.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16,251,713 for the year ended June 30, 2007 compared to $13,913,969 for the year ended June 30, 2006, an increase of $2,337,744 or approximately 17%. The primary components of selling, general, and administrative expenses for the year ended June 30, 2007 were: consulting fees of $9,593,577 to service providers for financial consulting and other professional services; $8,913,918  of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants. Other components of selling, general, and administrative expenses for fiscal year 2007 included payroll and related costs of $3,260,176;  facilities expense (rent, telephone, utilities, and maintenance) of $823,378; travel and entertainment costs of $664,012; legal and accounting fees of $517,747; depreciation and amortization of $347,200; other professional services of $262,425; $175,792 for write-off of subscriptions receivable, $156,348 for investor relations, $146,440 for advertising and marketing, and  $105,718 for employee relocation,

The amount of future selling, general, and administrative expenses will largely depend on the pace of our growth in the market for payment processing products and upon the cost of outside services and professional fees, including legal fees relating to litigation and acquisitions. We fully expect these costs to increase as we continues our expected rollout of product offerings. We also intend to continue to build out our infrastructure, which may include adding support staff and branch offices. Selling expenses may also continue to increase due to increased focus on obtaining new customers. We intends to focus additional resources in the areas of sales personnel salaries, trade show participation, and other promotional expenses. In addition, we may pursue further acquisitions in order to facilitate our growth and exploit market opportunities, which would further drive up legal and accounting fees, payroll, and travel costs.

Cost of Legal Settlement

Cost of legal settlements was $53,261 for the year ended June 30, 2006 representing the cost of settling a legal dispute; this amount consists of 108,695 shares of common stock. There was no such cost during the current year.

Interest Expense

Interest income (expense) net was ($3,018) for the year ended June 30, 2007, compared to ($53,807)  for the year ended June 30, 2006, a decrease of ($50,789) or approximately 94.4%. The decrease is due primarily to the amortization of a discount on a note payable which was in place during the prior year.

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

Minority Interest in Net Income of Subsidiary

The Company recorded the minority interest in the net income of its subsidiary PLC of $62,991 during the year ended June 30, 2007. There was no such comparable minority interest during the prior year.

Net Loss

For the reasons stated above, we recorded a net loss of $16,305,197 for the year ended June 30, 2007 compared to $13,999,773 for the year ended June 30, 2006, an  increase of $2,305,424 or approximately 16.5%.

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

Commitments

Our total commitments under non-cancelable operating leases at June 30, 2007 are as follows:

Years ending June 30,
2008	$387,362
2009	$381,831
2010	$359,847
2011	$323,872
2012	$122,457
Total	$1,575,369

Operating Activities

The net cash used in operating activities was $5,689,037 for the year ended June 30, 2007 compared to $4,112,304 for the year ended June 30, 2006, an increase of $1,576,733 or approximately 38%. The primary reason for the increase in cash used in operating activities an increase in cash used for general and administrative expenses, primarily payroll and facilities costs.  The primary components of cash used in operating activities during the current period are the net loss of ($16,305,197), partially offset by the non-cash charges of non-cash compensation of $8,913,918; depreciation and amortization of $863,412; the write-off of subscriptions receivable of $175,792; and bad debt expense of $33,403.

Investing Activities

Net cash used in investing activities was $1,289,457 during the year ended June 30, 2007 compared to $996,511 for the year ended June 30, 2006, an increase of $292,946 or approximately 29%. This change was primarily due to our increased investing in software enhancement to our transaction processing system, and the acquisition of PLC.

Financing Activities

Net cash provided by financing activities was $4,353,061 for the year ended June 30, 2007, compared to $7,461,852 for the year ended June 30, 2006, a decrease of $3,108,791 or approximately 42%.  The reason for the decrease was a decrease in cash sales of common stock from $6,064,000 in the prior year to $2,600,000 (less commissions of $240,000) during the current year.

Liquidity and Capital Resources

As of June 30, 2007, we had total current assets of $2,466,845 and total current liabilities of $2,765,510, resulting in a working capital deficiency of $(298,665). We had cash and cash equivalents of $466,408 at June 30, 2007, and an accumulated deficit of $74,418,911.

The independent auditors report on our June 30, 2007 financial statements included in this Form 10-KSB states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, our ability to continue as a going concern will be dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability.

Recent Financings

We have been successful in obtaining cash resources through private placements. Equity issuances (including option excercises) provided cash of $4,353,061 during the year ended June 30, 2007 compared to $7,461,852 for the year ended June 30, 2006, a decrease of $3,108,791 or approximately 42%.

January Financing
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

In March 2006, a group of European investors, lead by Olympia Holding AS, informed us that they were willing to invest on the same terms and conditions that were negotiated for the now-terminated January Financing, and we agreed to this financing transaction with these investors (the "March Financing").

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

The Company also issued to consultants 4,600,000 shares of unregistered common stock and warrants to purchase an additional 13,000,000 shares of common stock at a price of $0.20 per share as a commission for work performed on the March Financing.

The  warrants to be issued  pursuant to the investors in the  March  Financing  are as follows:

	Number of shares of Company Common Stock underlying Warrants
Exercise Price
Per Share	When fully subscribed	At June 30, 2007
$1.50	14,000,000	6,954,348
$2.50	11,000,000	5,464,130
$4.50	7,000,000	3,477,174
$5.50	7,000,000	3,477,174
$6.50	7,000,000	3,477,174
$8.50	4,000,000	1,986,957
	50,000,000	24,836,957

All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the March Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

As of June 30, 2006, the first tranche of $4.6 million had been received and the Company released 22,850,000 shares and warrants to purchase an additional 24,836,957 shares.  During the fiscal year ended June 30, 2007, $2.6 million of the $4.6 million due in the second tranche had been received, but the Company had not released (or deemed as issued) any of the shares due in the second tranche pending completion of payment in full of the remainder due for the second tranche.  As of September 21, 2007, the Company had received a total of $2.8 million of the $4.6 million due in the second tranche.  In consideration of an oral commitment from the investors to complete funding of the second tranche, the Company released an additional 14,000,000  shares and 15,217,391 warrants to the investors, which represents a pro rata portion of the securities that had been paid for in the second tranche as of such date.

Terminated April Financing

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

These 25,000,000 shares have come into the possession of certain individuals outside the Company’s control, and on March 14, 2007, the Company, through its counsel Corrigan & Morris LLP, initiated legal action in the Federal District Court in Nevada. Named as defendants are K2 Svensk Kredit Finans, AB, dba Svensk, Kredit and Finans, Soren Moberg, Moberge Group, Magnus Erneving, and First American Stock Transfer, Inc. FreeStar is asserting claims against those individuals and entities, except First American Stock Transfer, for fraud, conversion, unjust enrichment and negligent misrepresentation. The Company is seeking unspecified damages and $5 million in punitive damages.

On April 2, 2007, the Court ruled that these shares cannot be sold, assigned, transferred or otherwise disposed of in any way pending the outcome of the case. The shares are represented by 50 stock certificates for 500,000 shares each, numbered 2840 through 2889 in the name of Svensk Kredit & Finans AB issued on May 5, 2006. This ruling follows a similar order brought down by the court on March 20, 2007 also preventing the defendants from disposing of those same shares.  These shares were cancelled in September, 2007.

PLC Acquisition

Effective November 21, 2006, the Company has acquired 50% of the outstanding capital stock of Project Life Cycle Partners, Ltd. (“PLC”), a technology consulting firm located in Dublin, Ireland. Total consideration for the transaction was $1,000,000, consisting of $200,000 cash and 2,222,220 shares of the Company’s common stock, valued at $0.36 per share based upon a 30-day average closing price per share. The Company may be required to issue additional shares, capped at a maximum of an additional 50%, if, on the one-year anniversary of the acquisition, the 30-day average closing price per share of the Company’s stock is less than $0.36.

Additional Financing Required

Management plans to continue raising additional capital through a variety of fund raising methods during fiscal 2008 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Although we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

•	curtail operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale.

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

Certain Indebtedness

Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve our cash. At June 30, 2007, $49,901 and $81,649 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.  At June 30, 2006, $19,730 and $20,444 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Paul Egan has also advanced the funds to the Company. These advances accrue interest at the rate of 7% per annum.  At June 30, 2007, the Company owned the amount of $56,126 to Paul  Egan for advances, plus $264 of accrued interest.

Pursuant to Paul Egan’s and Ciaran Egan’s employment agreements, the Company provides the officers a car allowance. These allowance have not been paid during the year ended June 30, 2007. At June 30, 2007, the Company has accrued the amount of $2,022 to Paul Egan and $2,022 to Ciaran Egan for car allowances.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name ePayLatina S.A., and Freestar Dominicana, Inc. operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $200,758 for the year ended June 30, 2007.

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

•	gain or loss of clients or strategic relationships;

•	announcement or introduction of new services and products by us or by our competitors;

•	price competition;

•	the ability to upgrade and develop systems and infrastructure to accommodate growth;

•	the ability to introduce and market products and services in accordance with market demand;

•	changes in governmental regulation; and

•	reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated financial statements as of and for the fiscal year ended June 30, 2007 and for the fiscal year ended June 30, 2006 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is not accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Please see the subsection “Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls” below.

Changes in internal controls

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our disclosure controls and procedures as of June 30, 2007, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

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

The Company is currently continuing its review in order to design enhanced controls and procedures to remedy this deficiency. We intend to complete our review and implement our enhanced controls and procedures during the three months ending December 31, 2007. The Company is not aware of any other deficiencies in its system of disclosure controls and procedures. The Company has initiated legal action regarding such shares. See Part II, Item 1, “Legal Proceedings” below for additional details.

ITEM 8B. OTHER INFORMATION

None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Paul Egan, President/Chief Executive Officer/Director

Mr. Egan, age 44, has served as our Chief Executive Officer and President since August 2001. Mr. Egan founded ePayLatina S.A., which developed the PaySafeNow system and was acquired by FreeStar in August 2001. Before founding ePayLatina, Mr. Egan was the vice-president of Inter-Leisure, S. A. Mr. Egan also worked with the South African firm ENGEN to oversee the new project division after their acquisition of Mobil Oil South Africa and to implement their construction projects and corporate identity. He studied construction management in Birmingham, England and worked for Trafalger House Construction Division on major projects in London Banking Districts. Mr. Egan attended Teenier College Dublin.

Ciaran Egan, Secretary/Treasurer/Chief Financial Officer/Director

Mr. Egan, age 43, has served as our Chief Financial Officer since August 2001. Mr. Egan joined ePayLatina S.A. in May 2001 where he took the position of vice president. From 1994 to 2001, he was employed by Midiron International Recruitment based in Johannesburg, South Africa, as managing director, with the central focus on establishing new markets in the Middle East, United Kingdom and Ireland. He was successful in obtaining and completing contracts with the Ministry of Defense and Aviation in Saudi Arabia and the United Arab Emirates. He also implemented contracts with the National Health Services in the United Kingdom as well as several private institutions in Ireland. Prior to that, Mr. Egan was the National Sales Director for Sellrange Ltd (Ireland). Mr. Egan graduated from Terenure College Dublin in 1982.

Fionn Stakelum, Director

Mr. Stakelum, age 37, was appointed to our board of directors in October 2002. Since 2003, he has also served as our Director of European Operations. Mr. Stakelum is an Irish national who holds a Bachelor of Commerce Degree (Hons) with a major in Systems Analysis obtained from University College Galway in 1990. His experience includes a position as a technical support engineer for the Corel Corporation, which he held from 1994 to 1996. Mr. Stakelum's experience also includes the position of localization software engineer, also for the Corel Corporation, for the period 1996 to 1997. He moved to Lotus Inc. in 1997 and remained there until 1999, when he joined Microsoft Inc. as a lead software development engineer (a position he held until the latter part of 2001). From that time to the present, Mr. Stakelum has functioned as an independent consultant. He was previously involved in the localization of MSOffice 2000 and XP in over 20 languages.

Carl M. Hessel, Director

Mr. Hessel, age 44, was appointed to our board of directors in April 2004. He founded Margaux Investment Management Group in 2001, which focuses on brokerage advisory and proprietary management services to international high-net-worth investors and their intermediaries. Prior to that, Bear Stearns employed Mr. Hessel from 1997 to 2001. He was employed as a vice president at Merrill Lynch from 1996 to 1997, where he was responsible for creating a global high-net-worth wealth management platform. Mr. Hessel began his career at Goldman Sachs International in 1993 and was employed there until 1996, where he was responsible for expanding its Scandinavian ultra high-net-worth market. Mr. Hessel received his MBA from Wharton Business School, University of Pennsylvania, with a degree in Finance and Management. He has also been awarded the Marcus Wallenberg Foundation Scholarship.

Key Employees

Jose Enrique Perez - Chief Technical Officer

Mr. Perez, age 47, joined FreeStar as Chief Technical Officer in September 2006. His responsibilities are as head of our technology development and deployments, and will be in charge of developing new products and services. Previously, Mr. Perez was senior vice president, chief of global offshore development, and general manager of SIA Hypercom Latvia. Hypercom Corp. is a global leader in electronic payment products and services, headquartered in Phoenix. Mr. Perez was responsible for driving Hypercom's global offshore software strategy, delivering competitive software products worldwide, managing its development centers in Latvia and Russia and managing the SIA Hypercom Latvia operations. Prior to his 14 years in technology development and management at Hypercom, Mr. Perez was an Adjunct Professor at the Florida Computer and Business School. He is currently completing a Ph.D. in International Business at Kennedy-Western University, Agoura Hills, California. Mr. Perez is fluent in English, Russian, Spanish and Portuguese.

Family Relationships

Mr. Stakelum is the brother-in-law of Paul Egan and Ciaran Egan. Paul Egan and Ciaran Egan are brothers.

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

To our knowledge, based solely on the review of copies of such reports furnished to us during the year ended June 30, 2007, we are not aware of any reports which were not timely filed except for a Form 5 filed late on September 27, 2007 by Paul Egan reporting the conversion of Series B Preferred Stock into shares of Common Stock.. All of these documents have been prepared and filed with the SEC. Other than these, we are not aware of any other required reports that were not timely filed with regard to the fiscal year ended June 30, 2007.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and senior officers, including our principal executive, financial and accounting officers. A copy of the Code of Ethics is available on our website at www.freestartech.com. We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Ethics described in Item 406(b) of Regulation S-B.

Committees of the Board Of Directors

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for an audit committee.

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

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the three fiscal years ended June 30, 2007, of our Chief Executive Officer and our other executive officers whose annual compensation exceeded $100,000 in the fiscal year ended June 30, 2007, if any. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Egan CEO / President / Director (1)	2007	$276,301	$-	$-	$-	$-	$-	$2,022	$278,323
Ciaran Egan Secretary / Treasurer / CFO / Director (2)	2007	$254,405	$-	$-	$-	$-	$-	$-	$254,405
Fionn Stakelum Director/Director of European Operations	2007	$84,967	$-	$-	$-	$-	$-	$2,022	$86,989

(1)
Paul Egan assumed the position of President on September 15, 2001.  2007 amounts include the following: Salary consists of $262,004 from Mr. Egan’s role as Chief Executive Officer of FreeStar Technology, and $14,297 from Mr. Egan’s position as Chief Executive Officer of our recently formed subsidiary FreeStar Dominicana.  During the year ended June 30, 2007, Paul Egan converted a total of 2,000,000 shares of preferred stock into a total of 13,700,000 shares of common stock.  There was no expense to the Company or income to Paul Egan as a result of these conversions.

(2)
Ciaran Egan assumed the position of Chief Financial Officer on June 28, 2001; he later took on the additional position of Secretary/Treasurer on September 15, 2001. 2007 amounts include the following: Salary consists of $240,107 salary from Mr. Egan’s role as Chief Financial Officer of FreeStar Technology, and $14,298 from Mr. Egan’s position as Chief Financial Officer of our recently formed subsidiary FreeStar Dominicana.

Grants of Plan Based Awards

During the fiscal year ended June 30, 2007, none of our named executive officers were granted any stock or other equity awards.

Outstanding Equity Awards at Fiscal Year End

As of June 30, 2007, none of our named executive officers had any outstanding, unexercised options or any unvested stock awards.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Egan	$-	$-	$-	$-	$-	$-	$-
Ciaran Egan	$-	$-	$-	$-	$-	$-	$-
Fionn Stakelum	$-	$-	$-	$-	$-	$-	$-
Carl Hessel (1)	$-	$-	$-	$-	$-	$240,000	$240,000

(1) In fiscal 2007, we paid the amount of $240,000 in cash to Margaux Consulting Group as commission for services rendered in connection with offshore fundraising activities.  Margaux Consulting Group is  an entity beneficially controlled by Mr. Hessel.

All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees. Under our Non-Employee Directors and Consultants Retainer Stock Plan, our directors are eligible for grants of stock of stock options for their service as directors. However, currently, we do not have set compensation package for directors and equity grants for service as directors are only made when and if determined by the Board of Directors. No equity or cash compensation was granted to any of our directors, for their service as directors, in fiscal year 2007.

Each of our directors also provides services as an employee or consultant. See “Summary Compensation Table” above in this Item 10, along with “Employment Agreements” below and Item 12 “Certain Relationships and Related Transactions” for a description of compensation granted to our directors in their capacities as employees and/or consultants.

Employment Agreements

On May 29, 2007, we entered into new employment agreements with each of Paul Egan and Ciaran Egan, which replace their prior employment agreements with the Company.

Chief Executive Officer

In August 2001, we entered into an employment agreement with Paul Egan, our President and Chief  Executive  Officer.  Under the terms of the agreement, Mr. Egan was entitled to a minimum annual salary of $150,000 per year. In addition, Mr. Egan received an automobile allowance not to exceed $1,500 per month.  This  employment  agreement  expired  in August  2004,  at which time an addendum to this  employment  contract was executed which (i) extended all terms and conditions of this employment  contract to April 9, 2007, and (ii) provided that a review of Paul Egan’s remuneration take place on or before December 31, 2004.  Effective January 1, 2006, Paul Egan’s salary was increased to $264,000 per year.

On May 29, 2007, we entered into new employment agreement with Paul Egan that replaces his prior employment agreement with the Company. Paul Egan’s employment agreement has a five year term. Under the agreement, Paul Egan will continue to serve in his current role of President and Chief Executive Officer of the Company, reporting to the Board of Directors.  The Company will pay Paul Egan €300,000 (approximately US$403,000, based on current exchange rates at the time the agreement was executed) per year in base salary, plus an automobile allowance of €1,500 (approximately US$2,000 based on current exchange rates at the time the agreement was executed) per month and other benefits.  The Board of Directors will review the annual base salary each year, but may not reduce it below the initial base salary level.  Paul Egan will be eligible for bonuses to be paid in stock or stock options, with such bonuses to be determined by the Board of Directors.  If Mr. Egan’s employment is terminated by the Company Without Cause (as defined in the employment agreement) or by Mr. Egan for Good Reason (as defined in the employment agreement), then Mr. Egan shall be entitled to a lump sum payment equal to one year’s annual salary, plus any applicable bonuses.

Effective March 1, 2006, Paul Egan began to draw a salary of $25,000 per year for his position as Chief Executive Officer of our subsidiary, Freestar Dominicana.

At June 30, 2007, we owed Paul Egan the amount of $49,901 in accrued salary and $2,022 in accrued automobile allowance.

Chief Financial Officer

In August 2001, we entered into an employment agreement with Ciaran Egan, our President and Chief Executive Officer.  Under the terms of the agreement, we Mr. Egan was entitled to receive a minimum annual salary of $120,000 per year. In addition, Mr. Egan received an automobile allowance not to exceed $1,500 per month.  This  employment  agreement  expired  in August  2004,  at which time an addendum to this  employment  contract was executed which (i) extended all terms and conditions of this  employment  contract to April 9, 2007, and (ii) provided that a review of Ciaran Egan’s  remuneration  take place on or before December 31, 2004.  Effective January 1, 2006, Ciaran Egan’s salary was increased to $240,000 per year.

On May 29, 2007, we entered into new employment agreement with Ciaran Egan that replaces his prior employment agreement with the Company. Ciaran Egan’s employment agreement has a five year term. Under the agreement, Ciaran Egan will continue to serve in his current role as Chief Executive Officer of the Company, reporting to the President. The Company will pay Ciaran Egan €300,000 (approximately US$403,000, based on current exchange rates at the time the agreement was executed) per year in base salary, plus an automobile allowance of €1,500 (approximately US$2,000 based on current exchange rates at the time the agreement was executed) per month and other benefits.  The Board of Directors will review the annual base salary each year, but may not reduce it below the initial base salary level.  Ciaran Egan will be eligible for bonuses to be paid in stock or stock options, with such bonuses to be determined by the Board of Directors.  If Mr. Egan’s employment is terminated by the Company Without Cause (as defined in the employment agreement) or by Mr. Egan for Good Reason (as defined in the employment agreement), then Mr. Egan shall be entitled to a lump sum payment equal to one year’s annual salary, plus any applicable bonuses.

Effective March 1, 2006, Ciaran Egan began to draw a salary of $25,000 per year for his position as Chief Financial Officer of our subsidiary, Freestar Dominicana.

At June 30, 2007, we owed Ciaran Egan the amount of $81,649 in accrued salary and $2,022 in accrued automobile allowance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding the beneficial ownership of shares of our Common Stock, Series A Preferred Stock and Series B Preferred Stock by (i) all stockholders known to the us to be beneficial owners of more than 5% of the outstanding stock; and (ii) all directors, executive officers, and our key employees, individually and as a group.  As of September 21, 2007 there were 267,615,595 shares of Common Stock issued and outstanding; 1,000,000 shares of Series A  preferred stock outstanding, each share of which is convertible into 1.71 shares of common stock upon the attainment of certain financial goals by the Company (which have not occurred); and 1,500,000 shares of Series B preferred stock, 1,000,000 of which are currently convertible into 1.71 shares of common stock each,  and 500,000 of which are convertible into 12 shares of common stock each.

	Class of
Name	Security	Shares (1)	% of class (2)

Paul Egan (3)	Common	29,158,093	10.9%
Ave. Sarasota, La Julia
Santo Domingo, Dominican Republic

Ciaran Egan (4)	Common	20,554,080	7.5%
Ave. Sarasota, La Julia
Santo Domingo, Dominican Republic

Carl M. Hessel (5)	Common	17,588,442	6.6%
31 Mespil Road, Ballsbridge
Dublin 2 Ireland

Fionn Stakelum (6)	Common	2,357,143	0.9%
31 Mespil Road, Ballsbridge
Dublin 2 Ireland

All Directors & officers	Common	69,657,758	25.3%
as a group (4 persons)

(1) Other than as set forth below, none of these security holders has the right to acquire any amount of common stock within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(2) The percentage amounts for Ciaran Egan and Fionn Stakelum are calculated by adding the conversion amount of the Series B preferred shares owned by them to the issued and outstanding shares as of September 13, 2007.

(3) Out of the total shares owned, 1,000,000 Series A preferred stock are not included since they are not convertible until the Company attains certain financial goals, which have not been achieved.

(4) Out of the total shares owned, 7,714,286 consist of shares which would result from the conversion of 1,500,000 shares of Series B preferred stock, which Mr. Egan has the right to acquire within 60 days.

(5) 3,597,544 of the shares are held in the name of Margaux Investment Management Group, S.A., which is controlled by Mr. Hessel, its president. 428,475 of the shares are held in the name of Isabella Hessel, Mr. Hessel’s daughter. 7,300,000 of the shares are held in the name of Donna Hessel, Mr. Hessel’s wife.

(6) Out of the total shares owned, 857,143 consist of shares which would result from the conversion of 500,000 shares of Series B preferred stock, which Mr. Stakelum has the right to acquire within 60 days.

As of September 21, 2007, Preferred Series A shares outstanding were as follows:
	Class of
Name	Security	Shares	% of class

Paul Egan	Preferred	1,000,000	100.0%
Ave. Sarasota, La Julie Santo Domingo, Dominican Republic	Series A

Ciaran Egan	Preferred	-	0.0%
Ave. Sarasota, La Julie Santo Domingo, Dominican Republic	Series A

Fionn Stakelum	Preferred	-	0.0%
31 Mespil Road, Ballsbridge	Series A
Dublin 2 Ireland

Carl M. Hessel	Preferred	-	0.0%
31 Mespil Road, Ballsbridge	Series A
Dublin 2 Ireland

All Directors and officers	Preferred	1,000,000	100.0%
as a group (4 persons)	Series A

As of September 21, 2007, Preferred Series B shares outstanding were as follows:

	Class of
Name	Security	Shares	% of class

Paul Egan	Preferred	-	0.0%
Ave. Sarasota, La Julie Santo Domingo, Dominican Republic	Series B

Ciaran Egan	Preferred	1,500,000	75.0%
Ave. Sarasota, La Julie Santo Domingo, Dominican Republic	Series B

Fionn Stakelum	Preferred	500,000	25.0%
31 Mespil Road, Ballsbridge	Series B
Dublin 2 Ireland

Carl M. Hessel	Preferred	-	0.0%
31 Mespil Road, Ballsbridge	Series B
Dublin 2 Ireland

All Directors and officers	Preferred	1,500,000	100.0%
as a group (4 persons)	Series B

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted two equity compensation plans (neither of which have been approved by our shareholders):

(a) Non-Employee Directors and Consultants Retainer Stock Plan.

On  October  25,  2001,  the  Company  adopted  a  Non-Employee   Directors  and Consultants  Retainer  Stock Plan (the Company  adopted  Amendment No. 4 to this plan on December 20,  2004).  The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants  capable of furthering the business of the Company and by aligning  their  economic  interests more closely with those of the Company’s shareholders,  by paying their  retainer or fees in the form of shares of common stock. A total of 75,000,000 shares of common stock have been registered under this plan as a result of Form S-8’s filed with the SEC.  Through  June 30, 2007, the  Company  had  issued  75,000,000  shares of common  stock  under this plan. On February 1, 2007, the Company adopted the 2007 Directors and Consultants Stock Plan, authorizing an additional 35,000,000 shares of common stock for the same purposes as the Non-Employee Directors and Consultants Retainer Stock  Plan. At June 30, 2007, a total of  6,252,007 shares were issued and an additional 1,075,000 shares were reserved for the exercise of options under the 2007 Directors and Consultants Stock Plan, leaving a total of  27,672,993 shares available for issuance under both the Non-Employee Directors and Consultants Retainer Stock  Plan and the 2007 Directors and Consultants Stock Plan. Subsequent to June 30, 2007, the Company issued an additional 9,725,000 shares under the Form S-8 filed with the SEC.

(b) Stock Incentive Plan

 On October 25, 2001,  the Company  adopted a Stock  Incentive  Plan (the company adopted  Amendment  No. 3 to this  plan on  December  20,  2004).  This  plan is intended to allow directors,  officers,  employees, and certain non-employees of the Company to receive options to purchase  company common stock. The purpose of this plan is to provide these persons with equity-based  compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the  company,  and to attract  and  retain  employees.  A total of 70,000,000  shares of common  stock have been  registered  under this plan under Form  S-8’s  filed  with the SEC.  Options  granted  under  this  plan are to be exercisable  for a period of ten years from the grant date at whatever  price is established by the board of directors,  in its sole  discretion,  on the date of the grant.  Through June 30, 2007, the Company had issued   70,000,000 shares of common  stock  under  this  plan.

On February 1, 2007, the Company adopted the 2007 Stock Incentive Plan, authorizing an additional 35,000,000 shares of common stock for the same purposes as the Stock Incentive Plan.  During the year ended June 30, 2007, the Company issued 6,760,184 shares of common stock under this plan and reserved an additional 3,029,271 shares for the exercise of options.  At June 30, 2007, there is an aggregate of  25,210,545 shares of common stock available for issuance under both the Stock Incentive Plan and the 2007 Stock Incentive Plan.

Equity Compensation Plan Information
as of June 30, 2007

Individual Option/SAR Grants in Fiscal Year Ended June 30, 2007.

Percent of total
	Number of securities	options / SARs granted	Exercise
	underlying	to employees in	or base	Expiration
Name	Options / SARs granted	fiscal year	price ($/sh)	date

None	-	-	-	-

Aggregated Option/SAR Exercises In Fiscal Year Ended June 30, 2007 and Fiscal Year-End Option/SAR Values

Number of
			securities	Value of
			underlying	unexercised
			unexercised	in-the-money
			options/SARs	options/SARs
			at FYE (#)	at FYE ($)
	Shares acquired		exercisable/	exercisable/
Name	on exercise (#)	Value realized ($)	unexercisable	unexercisable

None	-	-	-	-

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Other than as set forth below, during the fiscal year ended June 30, 2007 there have been no relationships, transactions, or proposed transactions to which we were or are to be a party, in which any of the directors, executive officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

(a) On August 23, 2003, we entered into a consulting agreement with Margaux Investment Management Group S.A., which is controlled by Carl Hessel, its president (see Exhibit 10.3). Under this consulting agreement, Margaux agreed to, among other things, provide advice and counsel regarding strategic business and marketing plans, strategy and negotiations with potential, clients/distributors, users/end-users, candidates, joint ventures, corporate partners, investors and capitalists. Under this agreement, we agreed to compensate Margaux the sum of 5,000,000 restricted shares of common stock per year for the two-year term of this agreement.  During the year ended June 30, 2007, we compensated Margaux the amount of $240,000 cash for offshore fundraising activities.

(b) The Company’s president, Paul Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company’s cash. At June 30, 2007, $49,901 of accrued salaries were owed to Paul Egan, compared to $19,730 at June 30, 2006.  The Company also owed the amount of $2,022 to Paul Egan for accrued automobile allowance.

(c) The Company’s chief financial officer, Ciaran Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company’s cash. At June 30, 2007, $81,649 of accrued salaries were owed to Ciaran Egan, compared to $20,444 at June 30, 2006.  The Company also owed the amount of $2,022 to Ciaran Egan for accrued automobile allowance.

(d) Paul Egan has advanced us funds for our operations. These amounts include advances of $56,126 and accrued interest of $264 at June 30, 2007 and advances of $0 and accrued interest of $0 at June 30, 2006.

(e) On July 10, 2007, we entered into an agreement with Donna Hessel, the spouse of one of our directors, Carl Hessel.  Mrs. Hessel has considerable experience in the areas of finance and operations and provides the Company with strategic and operational consulting services pursuant to the agreement.  In connection with this consulting agreement, we issued Mrs. Hessel options to purchase 7,000,000 shares of our common stock at an exercise price equal to the current fair market value as of the date of the issuance of the options.  Mrs. Hessel exercised those options in September, 2007.

(f) We are provided office space in Geneva, Switzerland at no cost to us by Mr. Hessel.

Policies and Procedures for Related Party Transactions

The Company conducts an appropriate review of all related party transactions that are required to be disclosed pursuant to Regulation S-K, Item 404 for potential conflict of interest situations on an ongoing basis and all such transactions must be disclosed to and approved by the entire Board of Directors of the Company.

Director Independence

Our Board of Directors is currently composed of four directors, none of whom would qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Because our common stock is traded on the NASD OTC Electronic Bulletin Board, which is not a securities exchange, we are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.

ITEM 13. EXHIBITS

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by RBSM LLP (“Accountant”)  and Stonefield Josephson, Inc. (collectively, "Accountants") for the audit of our annual financial statements, and review of financial statements included in our Form 10-QSB's: 2007: $161,262; and 2006: $210,817.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by RBSM LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees above:  2007: $18,560; and 2006: $25,600.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by RBSM LLP for tax compliance, tax advice, and tax planning: $0.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by RBSM LLP, other than the services reported above: $0.

Pre-Approval of Services by Audit Committee

Our policy is to have the audit committee pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All services performed by our independent auditors in fiscal 2007 and fiscal 2006 were approved in accordance with the audit committee’s pre-approval policies.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FreeStar Technology Corporation

Date: September 28, 2007	By:	/s/ Paul Egan
President and Chief Executive Officer

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

Date: September 28, 2007                                    /s/ Paul Egan
Paul Egan, President, Chief Executive Officer (Principal Executive
Officer), and Director

Date: September 28, 2007                                     /s/ Ciaran Egan
Chief Financial Officer, Secretary and Treasurer (Principal Financial
and Accounting Officer) and Director

Date: September 28, 2007                                    /s/ Fionn Stakelum
Fionn Stakelum, Director

Date:  September 28, 2007                                   /s/ Carl Hessel
Carl Hessel, Director

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

4.4
Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated November 15, 2002 (incorporated by reference to Exhibit 4.1 of the Form S-8 point-of-sale filed on December 11, 2002).

4.5	Amended and Restated Stock Incentive Plan, dated November 15, 2002 (incorporated by reference to Exhibit 4.2 of the Form S-8 point-of-sale filed on December 11, 2002).

4.6
Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No, 2), dated May 25, 2003 (incorporated by reference to Exhibit 4.1 of the Form S-8 point-of-sale filed on June 2, 2003).

4.7	Amended and Restated Stock Incentive Plan (Amendment No, 2), dated May 25, 2003 (incorporated by reference to Exhibit 4.2 of the Form S-8 point-of-sale filed on June 2, 2003).

4.8
Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3), dated April 7, 2004 (incorporated by reference to Exhibit 4 of the Form S-8 PSO filed on April 19, 2004).

4.9
Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 4), dated December 20, 2004 (incorporated by reference to Exhibit 4.1 of the Form S-8 point-of-sale filed on January 26, 2005).

4.10	Amended and Restated Stock Incentive Plan (Amendment No. 3), dated December 20, 2004 (incorporated by reference to Exhibit 4.2 of the Form S-8 point-of-sale filed on January 26, 2005).

4.11	Form of Option to Purchase Shares of Common Stock, dated February 21, 2005 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on May 12, 2005).

4.12	Certificate of Designation (Series A), dated June 9, 2005 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on October 20, 2005).

4.13	Certificate of Designation (Series B), dated June 9, 2005 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on October 20, 2005).

10.1	Employment Agreement between the Company and Ciaran Egan, dated August 9, 2001 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on August 14, 2001).

10.2	Employment Agreement between the Company and Paul Egan, dated August 9, 2001 (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on August 14, 2001).

10.3	Consulting Agreement between the Company and Margaux Investment Management Group S.A., dated August 23, 2003 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB/A filed on October 28, 2004).

10.4	Addendum to Employment Contract between the Company and Paul Egan, dated August 9, 2004 (incorporated by reference to Exhibit 10.4 of the Form 10-KSB/A filed on October 28, 2004).

10.5	Addendum to Employment Contract between the Company and Ciaran Egan, dated August 9, 2004 (incorporated by reference to Exhibit 10.5 of the Form 10-KSB/A filed on October 28, 2004).

10.6	Employment Agreement between the Company and Angel Pacheco, dated April 1, 2005 (incorporated by reference to Exhibit 10 of the Form 8-K filed on May 10, 2005)

10.7	Lease Agreement dated December 13, 2006 for office space in Helsinki, Finland (filed herewith)

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of attorney (included in signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (filed herewith).

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

FREESTAR TECHNOLOGY CORPORATION

FREESTAR TECHNOLOGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FreeStar Technology Corporation

We have audited the accompanying consolidated balance sheet of FreeStar Technology Corporation and subsidiaries (the "Company") as of June 30, 2007 and the related consolidated statements of losses and comprehensive loss,  stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2007, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

           /s/RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York
August 30, 2007

FREESTAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2007

ASSETS

Current assets:
Cash and cash equivalents	$466,408
Accounts receivable, net of allowance for doubtful
accounts of $54,903 (note 3)	977,502
Other current assets (note 4)	103,988
Inventory (note 5)	918,947

Total current assets	2,466,845

Property, plant and equipment, net of accumulated depreciation and
amortization of $170,804 (note 6)	187,323
Software license, net of accumulated amortization of $1,027,457 (note 7)	1,233,699
Customer relationships and contracts, net of accumulated amortization of $848,493 (note 7)	2,100,756
Software, net of accumulated amortization of $1,175,908 (note 7)	2,608,446
Other long-term assets (note 6)	19,966

Total assets	$8,617,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 8)	$2,485,629
Due to related parties (note 9)	191,984
Deferred revenue (note 10)	87,897

Total current liabilities	2,765,510

Commitments and contingencies
Minority interest	184,008
Stockholders' Equity: (notes 14, 15)
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000
Convertible preferred stock, series B, $0.001 par value,
4,000,000 shares authorized, 2,000,000 issued and outstanding	2,000
Additional paid-in capital - preferred stock	2,890,058
Common stock, $0.001 par value, 500,000,000 shares authorized;
233,783,452 shares issued outstanding (note 14)	233,783
Additional paid-in capital - common stock	75,589,649

Common stock subscriptions receivable	(600,000)
Common stock subscribed	2,600,014
Deferred compensation (note 16)	(599,770)
Unearned compensation on restricted stock	(121,701)
Accumulated deficit	(74,418,911)
Accumulated other comprehensive gain (loss)	91,395

Total stockholders' equity	5,667,517

Total liabilities and stockholders' equity	$8,617,035

.

The accompany notes form an integral part of these consolidated  financial statements

FREESTAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSS FOR THE YEARS ENDED JUNE 30,

	2007	2006
Revenue
Transaction processing and related services	$1,945,512	$2,097,749
Consulting services	1,349,963	-
Hardware and related sales	484,860	-
Total revenue	3,780,335	2,097,749

Cost of revenue
Transaction processing and related services	2,330,561	2,078,696
Consulting services	816,122	-
Hardware and related sales	589,472	-
Total cost of sales	3,736,155	2,078,696

Gross profit	44,180	19,053

Selling, general and administrative expenses	16,251,713	13,913,969

Loss from operations	(16,207,533)	(13,894,916)

Other income (expenses):
Legal settlement cost	-	(53,261)
Gain on disposal of assets	-	2,211
Interest income/(expense)	(3,018)	(53,807)

Loss before income taxes and minority interest in subsidiaries	(16,210,551)	(13,999,773)

Income taxes	31,655	-

Minority interest in net income of subsidiaries	62,991	-

Net Loss	(16,305,197)	(13,999,773)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	200,758	(25,354)

Comprehensive loss	$(16,104,439)	$(14,025,127)

Loss per share - basic and diluted	$(0.08)	$(0.09)

Weighted average shares outstanding - basic	196,749,780	163,229,950

Weighted average shares outstanding - diluted	206,241,306	188,056,642

The accompany notes form an integral part of these consolidated financial statements

FREESTAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED JUNE 30, 2007

	Preferred stock					Common stock
	Series A		Series B
	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Additional paid-in capital	Deferred compensation	Unearned restricted stock	Common Stock Subscribed	Subscription receivable	Accumulated deficit	Accumulated Other Comp Inc (Loss)	Total Shareholders Deficit
Balance at June 30, 2005	1,000,000	$1,000	2,500,000	$2,500	$2,229,558	118,677,012	$118,677	$41,906,079	$(1,247,243)	$-	$-	$-	$(44,113,942)	$(84,009)	$(1,187,380)

Preferred stock issued to officers as compensation	-	-	1,500,000	1,500	4,138,500	-	-	-	-	-	-	-	-	-	4,140,000

Common stock issued for options / warrants exercised	-	-	-	-	-	10,885,685	10,886	1,501,071	-	-	-	-	-	-	1,511,957

Common stock issued to consultants
and employees for services	-	-	-	-	-	11,228,857	11,229	4,855,700	-	-	352,500	-	-	-	5,219,429

Shares previously issued for services,
returned for cancellation	-	-	-	-	-	(378,574)	(378)	(262,972)	-	-	-	-	-	-	(263,350)

Shares issued in March 23, 2006 financing	-	-	-	-	-	22,850,000	22,850	4,041,150	-	-	-	-	-	-	4,064,000

Shares sold for cash - other financings	-	-	-	-	-	11,212,291	11,212	1,564,580	-	-	600,000	(175,792)	-	-	2,000,000

Options and warrants issued to employees and
consultants for servicex	-	-	-	-	-	-	-	1,166,863	-	-	-	-	-	-	1,166,863

Adjust deferred compensation	-	-	-	-	-	-	-	-	(1,545,082)	-	-	-	-	-	(1,545,082)

Extension of life of options and warrants
issued to consultant	-	-	-	-	-	-	-	259,305	-	-	-	-	-	-	259,305

Common stock issued as commission for equity financing	-	-	-	-	-	7,600,000	7,600	2,904,400	-	-	-	-	-	-	2,912,000

Warrants issued as commission for equity financing	-	-	-	-	-	-	-	2,360,770	-	-	-	-	-	-	2,360,770

Shares issued in legal settlement	-	-	-	-	-	108,695	108	53,152	-	-	-	-	-	-	53,260

Shares issued for conversion of note payable	-	-	-	-	-	1,183,461	1,183	648,817	-	-	-	-	-	-	650,000

Loss for the twelve months ended June 30, 2006	-	-	-	-	-	-	-	-	-	-	-	-	(13,999,773.00)	(25,354)	(14,025,127)

Balance at June 30, 2006	1,000,000	$1,000	4,000,000	$4,000	$6,368,058	183,367,427	$183,367	$60,998,915	$(2,792,326)	$-	$952,500	$(175,792)	$(58,113,714)	$(109,363)	$7,316,645

	Preferred stock					Common stock
	Series A		Series B
	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Additional paid-in capital	Deferred compensation	Unearned restricted stock	Common Stock Subscribed	Subscription receivable	Accumulated deficit	Accumulated Other Comp Inc (Loss)	Total Shareholders Deficit
Shares issued to employee for services,
previously subscribed	-	-	-	-	-	750,000	750	351,750	-	-	(352,500)	-	-	-	-

Shares issued to consultants for services to be
performed through June 2008	-	-	-	-	-	10,199,997	10,200	2,989,699	-	-	-	-	-	-	2,999,899

Shares issued for prepaid rent	-	-	-	-	-	180,000	180	75,420	-	-	-	-	-	-	75,600

Fair value of stock options issued to consultants	-	-	-	-	-	-	-	3,502,407	-	-	-	-	-	-	3,502,407

Stock options exercised by consultants and employees	-	-	-	-	-	13,716,666	13,717	1,876,283	-	-	-	-	-	-	1,890,000

Common stock subscribed under financing agreement	-	-	-	-	-	-	-	-	-	-	2,600,000	-	-	-	2,600,000

Fair value of common stock issued to employees as bonuses	-	-	-	-	-	2,180,000	2,180	442,420	-	-	-	-	-	-	444,600

Fair value of options issued to employee as compensation	-	-	-	-	-	-	-	135,558	-	-	-	-	-	-	135,558

Cancellation of shares previously issued to consultant	-	-	-	-	-	(142,858)	(143)	(157,857)	-	-	-	-	-	-	(158,000)

Shares issued for PLC acquisition	-	-	-	-	-	2,222,220	2,222	797,778	-	-	-	-	-	-	800,000

Shares sold for cash, payment not yet received	-	-	-	-	-	4,000,000	4,000	596,000	-	-	-	(600,000)	-	-	-

Shares issued, previously subscribed	-	-	-	-	-	3,000,000	3,000	597,000	-	-	(600,000)	-	-	-	-

Shares of common stock issued for conversion
of Series B preferred stock	-	-	(2,000,000.00)	(2,000.00)	(3,478,000.00)	13,700,000	13,700	3,466,286	-	-	14	-	-	-	-

Cash paid for commission on equity financing	-	-	-	-	-	-	-	(240,000)	-	-	-	-	-	-	(240,000)

Write-off subscriptions receivable	-	-	-	-	-	-	-	-	-	-	-	175,792	-	-	175,792

Restricted common stock issued	-	-	-	-	-	610,000	610	157,990	-	(158,600)	-	-	-	-	-

Adjust unearned and deferred compensation for the period	-	-	-	-	-	-	-	-	2,192,556	36,899	-	-	-	-	2,229,455

Loss for the twelve months ended June 30, 2007	-	-	-	-	-	-	-	-	-	-	-	-	(16,305,197)	200,758	(16,104,439)

Balance at June 30, 2007	1,000,000	$1,000	2,000,000	$2,000	$2,890,058	233,783,452	$233,783	$75,589,649	$(599,770)	$(121,701)	$2,600,014	$(600,000)	$(74,418,911)	$91,395	$5,667,517

The accompany notes form an integral part of these consolidated  financial statements

FREESTAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30,

	2007	2006
Cash flows used for operating activities:
Net loss	$(16,305,197)	$(13,999,773)
Minority interest in net loss of subsidiary	62,991	-
Adjustments to reconcile net loss to net cash
(used by) operating activities:
Bad debt expense	33,403	20,291
Amortization of discount on note	-	42,978
Write-off of subscriptions receivable	175,792	-
Gain on disposal of fixed assets	-	(2,211)
Depreciation and amortization	866,412	655,000
Common stock issued in legal settlement		53,260
Non-cash compensation	8,913,918	10,109,934

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	(236,586)	(150,144)
Inventory	(813,167)	(103,692)
Long term deposits and prepaid rent	(19,966)	-
Other current assets	100,211	(95,415)
Increase (decrease) in liabilities

Accounts payable and accrued expenses	1,256,271	(378,975)
Deferred revenue	87,897	-
Advances by officers	56,390	-
Payment of accrued salary to officers	135,594	(263,557)

Total adjustments	10,616,160	9,887,469

Net cash used by operating activities	(5,686,036)	(4,112,304)

Cash flows provided by (used by) investing activities:
Purchase of fixed assets	(138,348)	(71,850)
Cash from sale of fixed assets	-	2,223
Purchase of software and capitalized software cost	(973,372)	(926,884)
Investment in PLC, net of cash acquired	(177,737)	-

Net cash used by investing activities	(1,289,457)	(996,511)
Cash flows provided by (used for) financing activities:
Proceeds from sale of common stock	2,600,000	6,064,000
Commissions for sale of common stock	(240,000)	-
Proceeds from exercise of stock options/warrants	1,890,000	1,582,957
Cash contributed by officer of subsidiary	103,061	-
Payments to related parties for advances	-	(185,105)

Net cash provided by financing activities	4,353,061	7,461,852

Net increase (decrease) in cash and cash equivalents	(2,622,432)	2,353,037

Foreign currency translation adjustments	119,705	(13,580)

Cash and cash equivalents, beginning of year	2,972,135	632,678
Cash and cash equivalents, end of year	$466,408	$2,972,135

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$7,961	$-

Shares of common stock issued for services	$3,204,499	$11,918,367

Shares of restricted common stock issued as compensation	$158,600	$-

Adjustment of unearned restricted common stock for the period	$36,899	$-

Adjustment of deferred compensation for the period	2,192,555	$(1,545,081)

Shares of common stock issued for subscriptions receivable	$600,000	$175,792

Cancellation of shares of common stock	$(158,000)	$(263,350)

Shares issuable to an employee for services	$-	$352,500

Fair value of options issued to consultants and employees	$3,637,966	$-

Imputed interest on note issued for legal settlement	$-	$42,978

Common stock issued in legal settlement	$-	$53,260

Shares issued, previously subscribed for cash	$600,000	$-

Issuance of 48,000,000 shares of common stock in a financing
transaction, to be cancelled	$-	$4,140,000

Cancellation of 25,000,000 shares of common stock issued in
a financing transaction	$25,000	$-

Shares of common stock issued for prepaid rent	$75,600	$-

Shares issued, previously subscribed for services	$352,500	$-

Shares of common stock issued to acquire interest in subsidiary	$800,000	$-

Conversion of note payable to common stock	$-	$650,000

Conversion of preferred stock to common stock	$3,478,000	$-

Acquisition of PLC Partners, LTD:

Accounts receivable	$273,740	$-
Property and equipment	2,381	-
Customer relationships and contracts	982,045	-
Current liabilities	(262,423)	-
Minority interest	(17,956)	-
Net assets	$977,787	$-

Common stock issued	$800,000	$-
Cash paid	200,000	-
Cash balances upon acquisition	(22,213)	-
Net assets	$977,787	$-

The accompany notes form an integral part of these consolidated financial statements

FREESTAR TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 AND 2006

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

On July 10, 2007, FreeStar Technology Corporation (the “Company”) issued a press release announcing that the Company’s Board of Directors has approved a proposed amendment to the Company’s Articles of Incorporation to change the Company’s name to Rahaxi, Inc.  The Board of Directors has recommended that the name change amendment be adopted by the shareholders of the Company and directed the Company to take appropriate action to obtain shareholder approval of the name change amendment.

The  Company  intends  to  derive  revenues  from  its core  payment  processing products,  which include:  (1) Authorization / Transaction Fees:  transaction fees it receives from processing point of sale terminal transactions;  (2) Hardware Sales / Point of Sale Terminals: sales of “Point of Sale” terminals and related maintenance and service initiation fees; (3) Dynamic  Currency  Conversion:  in addition to transaction authorization, the Company offers certain clients real-time, dynamic currency conversion, allowing a customer to pay for a product or service with their credit card in their local currency;  (4) Private Label Cards:  transaction  management services provided for a private label card issuer;  and (5)  Consulting  Fees:  consulting  services  provided to financial institutions  and  merchants.

Going Concern

The   accompanying   consolidated   financial   statements have been  prepared in conformity with accounting  principles generally accepted in the United States of America,  which  contemplate  continuation of the Company as a going concern. However,  the Company has reported a net loss of $16,305,197 for the year ended  June 30, 2007 and  $13,999,773  for the year ended June 30, 2006, and had an accumulated deficit of $  74,418,911 as of June 30, 2007.

The Company believes that anticipated revenues from operations will be insufficient to satisfy its ongoing capital  requirements for at least the next 12 months.  If the  Company’s  financial  resources  are insufficient, the Company will require  additional  financing in order to execute its operating plan and continue as a going  concern.  The Company cannot predict whether this  additional  financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary  additional capital on a timely  basis,  on  acceptable  terms,  or at all.  In any of these events,  the Company may be unable to implement its current plans for expansion, repay  its  debt  obligations  as they  become due, or  respond  to  competitive pressures,  any of which  circumstances  would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management plans to take the following steps that it believes will be sufficient to  provide  the  Company  with the  ability  to  continue  as a going  concern. Management  intends to raise financing  through the sale of its stock in private placements to  individual  investors.  Management  may also raise funds in the public markets.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going  concern.  This will be accomplished by hiring additional  personnel and focusing sales and marketing efforts on the distribution of product through key marketing  channels currently being  developed  by the  Company.  The  Company  may also  pursue  the acquisition of certain strategic industry partners where appropriate.

Principles of Consolidation

The accompanying  consolidated  financial statements include the accounts of the Company and its wholly owned  subsidiaries  Rahaxi  Processing Oy (“Rahaxi”);   Freestar  Technologies  Ireland, Ltd. (“Freestar Ireland”) (and its wholly owned subsidiary Freestar Processing Oy. (“Freestar  Finland”)); and Sysnet Ireland, Inc. (“Sysnet Ireland”) and well as it’s 50% owned subsidiary Project Life Cycle Partners, Ltd. (”PLC”).  The consolidation of Rahaxi was effective  January 16, 2003; the consolidation of Freestar Ireland was effective April 2002; the  consolidation  of Freestar  Finland was effective October 2002; and the consolidation of PLC was effective November 15, 2006. All material  intercompany  transactions have been eliminated upon consolidation of these entities.

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

For those contracts which contain multiple  deliverables,  management must first determine whether each service, or deliverable, meets the separation criteria of EITF No. 00-21. In general, a deliverable (or a group of deliverables) meets the separation  criteria if the deliverable has standalone value to the customer and if there is objective  and reliable  evidence of the fair value of the remaining deliverables  in the  arrangement.  Each  deliverable  that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting based on the relative  fair  value  of  each  separate  unit of  accounting.  The  amount  of arrangement  consideration  that is allocated to a unit of  accounting  that has already been delivered is limited to the amount that is not contingent  upon the delivery  of  another  separate  unit  of  accounting.   After  the  arrangement consideration has been allocated to each separate unit of accounting, management applies the  appropriate  revenue  recognition  method for each separate unit of accounting as described  previously based on the nature of the arrangement.  All deliverables  that do not meet the  separation  criteria  of EITF No.  00-21 are combined into one unit of accounting,  and the appropriate  revenue  recognition method is applied under SAB No. 101. Processing fee revenue is earned based   upon the actual  number of transactions  processed  through the Company’s  processing  system.  Transaction processing  fees are  recognized  in the period that the  service is  performed. These fees are typically  charged on a per transaction  basis,  depending on the arrangement with the customer.  Maintenance fees for processing terminals are recognized over the period for which maintenance is provided.

Cash and Cash Equivalents.

Cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations. The Company places its cash with credit quality institutions. At times, such cash concentrations may be in excess of the FDIC insurance limit.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $54,903 as of June 30, 2007.

Inventories

Inventory consists of finished goods, and is stated at the lower of cost,  using the average cost method, or market.

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

Property and Equipment

Property and  equipment  are valued at cost.  Depreciation  is provided over the estimated  useful lives up to four years using the straight  line and  declining balance methods.  Leasehold improvements are depreciated on a straight-line basis over the term of the lease. The estimated service lives of property and equipment are as follows:

Computer equipment:	3 to 4 years
Furniture and office equipment:	3 to 5 years
Leasehold improvements:	3 years

Research and Development

Research,  development, and engineering costs are expensed in the year incurred. These  costs were $692,888 for the year ended June 30,  2007 and  $498,584 for the year ended June 30, 2006.

Long-Lived Assets.

In accordance with SFAS No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. During the years ended June 30, 2007 and 2006, there were no such write-offs. Goodwill and Purchased Intangible Assets.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Effective for fiscal years beginning after December 15, 2001, SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets, consisting of software licenses and customer relationships and contracts, are amortized on a straight-line basis over 10 years, representing the remaining life of the assets.

Advertising

The Company expenses advertising costs when incurred.  Advertising expense was $67,046 and $0 for the years ended June 30, 2007 and 2006, respectively.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2007 and 2006, and for the years then ended, the Company reported the foreign currency translation adjustment as other comprehensive income (loss) in the consolidated financial statements.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding warrants, options, and shares issuable upon conversion of preferred stock to common stock from the calculation of diluted net loss per share because these securities are anti-dilutive. The Company has excluded 55,574,586 and 24,826,692 of potential shares from the computation for the years ended June 30, 2007 and 2006, respectively.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $16,305,197 and of $13,999,773 for the years ended June 30, 2007 and 2006, respectively, and has an accumulated deficit of $74,418,911 as of June 30, 2007. The Company’s current liabilities exceeded its current assets by $298,665 as of June 30, 2007.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. Concentrations of credit risk with respect to trade receivables are limited to the large number of customers comprising the Company’s customer base. The Company’s customers are concentrated primarily in Europe and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $54,903 at June 30, 2007. The Company’s two largest customers accounted for approximately 50% of its sales for the year ended June 30, 2007, and 15% of its sales for the year ended June 30, 2006.

Reclassification

Certain  reclassification have been made in prior years’ financial statements to conform to classifications used in the current year.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,”  establishes  standards for reporting  information regarding operating segments in annual financial  statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segments: the sale of its secure transaction processing PaySafe System, and transaction  processing fees and transaction processing hardware sales generated by Rahaxi Processing Oy,  its  wholly-owned subsidiary.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated Other Comprehensive Income (Loss). Foreign currency transaction (losses)/gains are included in other (expense) income and totaled $200,758  and $(25,354) in fiscal years 2007 and 2006, respectively.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(r). Prior periods were not restated to reflect the impact of adopting the new standard.

A summary of option activity under the Company’s stock and option plans as of June 30, 2007, and changes during the period then ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at June 30, 2006	625,000	$0.34
Issued	500,000	0.14
Exercised	(50,000)	(0.15)
Forfeited or expired	--	--
Outstanding at June 30, 2007	1,075,000	$0.26
Non-vested at June 30, 2007	229,167	$0.14
Exercisable at June 30, 2007	845,833	$0.29

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2007 was $2,708. Aggregate intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.15 as of June 30, 2007, and the exercise price multiplied by the number of options outstanding. As of June 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $16,342. During the year ended June 30, 2007 the Company charged $119,226 to operations related to recognized stock-based compensation expense for employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period. The Company's pro forma information was as follows:

June 30, 2006
Net loss, as reported	$(13,999,773)

Compensation recognized under
under APB No. 25	34,500

Compensation expense under
SFAS No. 123	(34,500)

Pro forma net loss	$(13,999,773)

Pro forma loss per share	$(0.08)

Capitalized software development costs

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for use in our transaction processing software. These costs include (I) the purchase of off-the-shelf software modules from a third party vendor to be added to the Company’s Base24 transaction processing software, and (ii) the customization and installation of these modules. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers.  Capitalized development costs are amortized on a straight-line basis over the estimated economic lives of the products, beginning when the product is placed into service. The following software costs are expensed as incurred: (i) Research and development  costs incurred prior to establishing technological feasibility; (ii) maintenance costs paid to the provider of the off-the-shelf modules;(iii) in-house costs of software development unrelated to the Company’s Base24 transaction processing software. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the twelve months ended June 30, 2007, the Company placed into service and began amortizing approximately $13,242 of software. The total net book value of software in service at June  30, 2007 is approximately $ 851,450. During the twelve months ended June 30, 2007, the Company capitalized software totaling $973,372. The total net book value of software under development at June 30, 2007 is approximately $1,756,596. At June 30, 2007, total software capitalized under SFAS No. 86 is $3,784,354, net of accumulated amortization of $1,175,908.

Software costs also include the Enhanced Transactions Secured Software (“ETSS”), which was  originally  contributed  by the founder and president of  ePayLatina, S.A.,  Paul  Egan,  who is also  president  of the  Company.  This  software  is essential for the use of the Company’s ePayPad.  Software costs also include the development  costs related to adding  enhancements  to this software  consisting primarily of labor cost.  Software costs are amortized on a straight-line  basis over a  period  of three to six  years.  These  costs  have  been  substantially amortized as of June 30, 2007.

Significant recent accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

2.  ACQUISITION OF PROJECT LIFE CYCLE PARTNERS, LTD.

Effective November 21, 2006, the Company has acquired 50% of the outstanding capital stock of Project Life Cycle Partners, Ltd. (“PLC Partners”), technology consulting firm located in Dublin, Ireland.  PLC Partners is a niche project consulting firm specializing in the management and implementation of information systems projects.  PLC Partners has international experience within the financial services sector.

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

The following unaudited condensed combined pro forma results of operations reflect the pro forma combination of the Company and PLC Partners businesses as if the combination had occurred at the beginning of the periods presented. The unaudited pro forma condensed combined results of operations do not purport to represent what the companies' combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of the Company's future results.

	Twelve months ended
	June 30,
	2007	2006

Revenue:
Freestar	$2,430,373	$2,097,749
PLC	2,107,724	771,221
Combined	$4,538,097	$2,868,970

Net (loss)	$(16,293,810)	$(13,797,558)
Basic and diluted (loss) per share	$(0.08)	$(0.09)

3.  ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following at June 30, 2007:

Amounts receivable from customers	$1,032,405
Less: Reserve for doubtful accounts	(54,903)
Accounts receivable, net	$977,502

4.  OTHER CURRENT ASSETS

Other current assets consists of the following at June 30, 2007:

Prepaid expenses	$79,433
Employee salary advances	12,830
Deposits	11,725
Total	$103,988

5.  INVENTORIES

Inventory at June 30, 2007 consists of the Company’s Point of Sale Terminals which have  been  purchased  from  third  party  manufacturers, along with related equipment such as mounting brackets and cabling. Components of inventories as of June 30, 2007 are as follows:

Finished goods	$918,947
Total	$918,947

6.  PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2007 is as follows:

Computer equipment	$171,372
Furniture and office equipment	186,755
358,127
Less accumulated depreciation
and amortization	(170,804)
Property and equipment, net	$187,323

Depreciation  and  amortization  expense for property and equipment  amounted to $80,926 and $41,448  for the years ended June 30, 2007 and 2006, respectively.

During the year ended June 30, 2006, the Company sold fixed assets with a net book value of $0 for cash proceeds of $2,211 which resulted in a gain of $2,211 on the disposal of fixed assets.

Other Long term assets

Other long term assets of $19,966 at June 30, 2007 consists of prepaid rent.

7.  INTANGIBLE ASSETS

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

The  identifiable  intangible  assets acquired and their carrying values at June 30, 2007 are:

	Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Years
Amortizable
Intangible Assets:
Software and related development costs	$3,784,354	$1,175,908	$2,608,446	$-	4.6
Customer Relationships and Contracts	$2,949,249	$848,493	$2,100,756	$-	10.0
Software Licenses	$2,261,156	$1,027,457	$1,233,699	$-	10.0

Total  amortization  expense  charged to operations  for the year ended June 30, 2007 and 2006 was $782,486  and $613,552, respectively.

Estimated amortization expense as of June 30, 2007 is as follows:

2008	$1,290,000
2009	1,290,000
2010	1,060,000
2011 and thereafter	2,302,901
Total	$5,942,901

8.           ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2007 are as follows:

Accounts payable and accrued expenses	$2,312,643
Payroll and related expenses	172,985
$2,485,628

9.           RELATED PARTY TRANSACTIONS

The Company’s President and Chief Executive Officer (“CEO) and  the Company’s Chief Financial Officer (“CFO) occasionally forego taking their salary payments in order to conserve the Company’s cash. The Company’s CEO  has also advanced funds to the Company.

These advances accrue interest at the rate of 7% per annum. At June 30, 2007, the Company owed the following to these executives  for accrued salaries, advances, and accrued interest:

	CEO	CFO	Total
Accrued Salary	$49,901	$81,649	$131,550
Advances	56,126	-	56,126
Accrued Interest	264	-	264
Accrued car allowance	2,022	2,022	4,044
Total	$108,313	$83,671	$191,984

PLC Expenses

Prior to the acquisition of PLC Partners, (note 2), the Company had utilized the services of PLC Partners as outside consultants to the Company.   The Company issued 650,000 shares of its common stock with a fair value of $240,000 to a principal of PLC Partners in October and November, 2006 as payment for these services.  The Company charged $240,000 to operations for these services  during the twelve months ended June 30, 2007.

10. SEGMENT INFORMATION

The Company currently operates three business segments: (1) transaction processing fees and the sale of transaction processing hardware by its wholly owned subsidiary, Freestar Dominicana; (2) transaction processing fees and the sale of transaction processing hardware by its wholly owned subsidiary, Rahaxi Processing Oy; and (3) consulting services offered through its 50% owned subsidiary Project Life Cycle Partners, Limited.  Intercompany receivable and payable are subtracted from the total assets and liabilities for the segments, that are eliminated in consolidation and therefore, do not themselves impact consolidated results.

The following table summarizes segment asset and operating balances by reportable segment:

	Twelve months ended June 30,
	2007	2006
Sales to external customers:
Corporate	$33,987	$-
Freestar Dominicana	-	-
Rahaxi	2,430,373	2,097,749
PLC	1,315,976	-
Total sales to external customers:	$3,780,336	$2,097,749

Depreciation and amortization:
Corporate	$9,825	$-
Freestar Dominicana	22,520	25,461
Rahaxi	830,850	629,539
PLC	217	-
Total depreciation and amortization:	$863,412	$655,000

General and administrative expense:
(not including depreciation and amortization)
Corporate	$8,373,966	$12,106,724
Freestar Dominicana	656,674	251,796
Rahaxi	2,125,738	1,195,126
PLC	342,000	-
Total general and administrative expense	$11,498,378	$13,553,646

Capital expenditures:
Corporate	$47,670	$-
Freestar Dominicana	26,713	-
Rahaxi	841,435	998,734
PLC	373,639	-
Total capital expenditures	$1,289,457	$998,734

Operating income (loss):
Corporate	$(8,349,804)	$(12,106,724)
Freestar Dominicana	(679,194)	(277,257)
Rahaxi	(2,930,036)	(1,510,934)
PLC	157,637	-
Total operating income (loss)	$(11,801,397)	$(13,894,915)

Interest Expense, Net:
Corporate	$730	$43,400
Freestar Dominicana	118	4,818
Rahaxi	2,170	5,589
PLC	-	-
Total Interest Expense	$3,018	$53,807

Segment assets:
Corporate	$2,644,695	$3,039,276
Freestar Dominicana	108,454	777
Rahaxi	4,226,610	5,347,838
PLC	1,637,276	-
Total segment assets	$8,617,035	$8,387,891

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

At June 30, 2007, the Company has available for income tax reporting purposes a net operating loss carryforwards of approximately $25,500,000, which may be used to offset future taxable income and the majority expire in 2027, though the Ireland portion, of approximately $670,000, has no expiration period. The deferred tax asset related to the carryforward is approximately $6,600,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit because, in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited in accordance with Section 382 of the Internal Revenue Code, as amended..

Income tax expense for 2007 represents income taxes on our  Irish subsidiary.

Components of deferred tax assets as of June 30, 2007 are as follows:

Non Current:
Net operating loss carryforward	$6,600,000
Valuation allowance	(6,600,000)
Net deferred tax asset	$-

12.           EQUITY COMPENSATION PLANS

Non-Employee Directors and Consultants Retainer Stock Plan

On October 25, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 4 to this plan on December 20, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 75,000,000 shares of common stock have been registered under this plan as a result of Form S-8’s filed with the SEC. Through June 30, 2007, the Company had issued 75,000,000 shares of common stock under this plan. On February 1, 2007, the Company adopted the 2007 Directors and Consultants Stock Plan, authorizing an additional 35,000,000 shares of common stock for the same purposes as the Non-Employee Directors and Consultants Retainer Stock Plan. At June 30, 2007, a total of 6,252,007 shares were issued and an additional 1,075,000 shares were reserved for the exercise of options under the 2007 Directors and Consultants Stock Plan, leaving a total of 27,672,993 shares available for issuance under both the Non-Employee Directors and Consultants Retainer Stock Plan and the 2007 Directors and Consultants Stock Plan

Stock Incentive Plan

On October 25, 2001, the Company adopted a Stock Incentive Plan (the company adopted Amendment No. 3 to this plan on December 20, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 70,000,000 shares of common stock have been registered under this plan under Form S-8’s filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through June 30, 2007, the Company had issued 70,000,000 shares of common stock under this plan. On February 1, 2007, the Company adopted the 2007 Stock Incentive Plan, authorizing an additional 35,000,000 shares of common stock for the same purposes as the Stock Incentive Plan. During the year ended June 30, 2007, the Company issued 6,760,184 shares of common stock under this plan and reserved an additional 3,029,271 shares for the exercise of options. At June 30, 2007, there is an aggregate of 25,210,545 shares of common stock available for issuance under both the Stock Incentive Plan and the 2007 Stock Incentive Plan.

13. STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise Price		Exercise Price
Range of		Remaining	of		of
Exercise	Number	Contractual	Outstanding	Number	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$0.15	166,666	8.2	$0.15	166,666	$0.15

$0.20	1,350,000	9.3	$0.20	1,350,000	$0.20

$0.49	756,303	5.7	$0.49	756,303	$0.49

$0.70	756,302	5.7	$0.70	756,302	$0.70

	3,029,271	7.5	$0.39	3,029,271	$0.39

Transactions involving stock options issued to consultants are summarized as follows:

	Weighted Average
	Number of Shares	Exercise Price
Options exercisable at June 30, 2005	2,941,176	$0.34

Granted	8,749,996	$0.14
Exercised	(10,011,901)	$0.14
Cancelled / Expired	--	--

Options at June 30, 2006	1,679,271	$0.55

Granted	15,016,666	$0.14
Exercised	(13,666,666)	$0.14
Cancelled / Expired	--	--

Options at June 30, 2007	3,029,271	$0.39

The estimated value of the non-employee stock options vested during the years ended June 30, 2007 and 2006 were determined using the Black-Scholes option pricing model and the following assumptions: expected option life of .01 to 1 year, a risk free interest rate of 3.75 to 4.50%, a dividend yield of 0% and expected volatility of 97% to 167%. The amount of the expense charged to operations in connection with granting the options was $3,502,407 and $876,636 during the year ended June 30, 2007 and 2006, respectively.

During the twelve months ended June 30, 2006, the company extended the life of an option to purchase 1,428,571 shares of common stock granted to a consultant from 2 years to 10 years. The Company valued the increase in the term of this option at $64,616 and charged this amount to operations during the year ended June 30, 2006.

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company’s common stock options issued to employees under its non-qualified employee stock option plans (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number of shares exercisable	Weighted Average Exercise Price of Exercisable Options
$0.14	500,000	10.2	$0.14	270,833	$0.14

$0.15	200,000	8.9	$0.15	200,000	$0.15

$0.47	375,000	8.8	$0.47	375,000	$0.47

	1,075,000	9.5	$0.29	845,833	$0. 29

Transactions involving stock options issued to employees are summarized as follows:

	Weighted Average
	Number of Shares	Exercise Price
Options exercisable at June 30, 2005	500,000	$0.15

Granted	775,000	$0.28
Exercised	(650,000)	$0.12
Cancelled / Expired	--	--

Options exercisable at June 30, 2006	625,000	$0.34

Granted	500,000	$0.14
Exercised	(50,000)	$0.15
Cancelled / Expired	--	--

Options exercisable at June 30, 2007	1,075,000	$0.26
Non-vested at June 30, 2007	229,167	$0.14
Vested at June 30, 2007	845,833	$0.29

The weighted-average fair value of stock options granted to employees during the years ended June 30, 2007 and 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2007	2006
Risk-free interest rate at grant date	4.5%	3.8%
Expected stock price volatility	105-115%	176%
Expected dividend payout	0	0
Expected option life (in years)	10.0	3.6

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company’s common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Warrants	Number of Shares Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$0.2143	1,204,786	0.39	$0.2143	1,204,786	$0.2143

$0.75	750,000	0.87	$0.75	750,000	$0.75

$0.98-1.00	13,392,857	2.36	$0.99	13,392,857	$0.99

$1.50	7,954,348	0.50	$1.50	7,954,348	$1.50

$2.50	5,464,130	0.80	$2.50	5,464,130	$2.50

$4.50	3,477,174	0.75	$4.50	3,477,174	$4.50

$5.50	3,477,174	0.75	$5.50	3,477,174	$5.50

$6.50	3,477,174	0.75	$6.50	3,477,174	$6.50

$8.50	1,986,957	0.75	$8.50	1,986,957	$8.50

	41,184,600	1.25	$2.77	41,184,600	$2.77

Transactions involving warrants are summarized as follows:

	Weighted Average
	Number of Shares	Exercise Price
Warrants at June 30, 2005	3,571,428	$0.63

Granted	37,836,957	2.96
Exercised	(223,785)	0.21
Cancelled / Expired	--	--

Warrants at June 30, 2006	41,184,600	$2.77

Granted	--	--
Exercised	--	--
Cancelled / Expired	--	--

Warrants at June 30, 2007	41,184,600	$2.77

(1) Certain warrants were granted at an exercise price based on the market price at the exercise date; therefore, weighted-average exercise prices cannot be determined for those warrants.

During the twelve months ended June 30, 2006, the Company extended the life of a warrant to purchase 1,428,571 shares of common stock granted to a consultant from 2 years to 10 years. The Company valued the increase in the term of this option at $194,688 and charged this amount to operations during the year ended June 30, 2006.

14. CAPITAL STOCK

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.001 per share. The Company has designated 1,000,000 shares of its preferred stock as Series A convertible preferred stock (“Series A Preferred”) and 4,000,000 shares as Series B convertible preferred stock (“Series B Preferred”). As of June 30, 2007 the Company had 1,000,000 shares of Series A Preferred and 2,000,000 shares of Series B Preferred issued and outstanding.

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share. On November 8, 2004, the Company effected a one (1) for seven (7) reverse stock split of its authorized and outstanding shares of common stock; total authorized shares and par value remained unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company had 233,783,452 shares of common stock issued and outstanding as of June 30, 2007.

Series A Preferred Stock

The terms of the Series A Preferred Stock are as follows:

The Series A Preferred shares rank senior to the common stock and each share of the Series A preferred is convertible, under certain conditions, at the option of the holders, into 1.71 shares (post reverse-split) of the Company’s common stock. The 1,000,000 shares of the Series A preferred stock outstanding at June 30, 2007 are thus convertible into 1,710,000 shares (post reverse-split) of the Company’s common stock. The holders of Series A Preferred shares may elect to convert there shares to the Company’s common stock upon the certification after 12 months that the Company has a before tax profit of at least $1,000,000 at which time, one-third of the preferred shares become convertible into common. Then, on each 12-month anniversary date, again on certification of before tax profits of at least $1,000,000, another one third of the preferred shares will convert to common until all of the Series A Preferred shares have been converted. For the years ended June 30, 2007 and 2006, the Company has not met the requisite before tax profits of $1,000,000 and accordingly, no Series A Preferred shares have been eligible for conversion to the Company’s common shares.

The Series A Preferred stockholders are not entitled to receive any dividends declared and paid by the Company but are entitled to all of the voting rights including the right to vote in person or by proxy. Each share of Series A Preferred stock receives 1.71 votes on any issue brought before the shareholders. The Company did not issue any Series A Preferred shares during the years ended June 30, 2007 and 2006.

Series B Preferred Stock

The terms of the Series B Preferred Stock are as follows:

The Series B Preferred shares rank senior to the common stock and each share of the Series B Preferred stock was originally convertible, at the option of the holders, into 12 shares of the Company’s common stock. There were 2,500,000 shares of Series B Preferred stock outstanding at the time of the a 1-for-7 reverse split of the Company’s common stock in November, 2004; the conversion ratio of these 2,500,000 shares of Series B Preferred stock was adjusted for the reverse split, and these shares of Series B Preferred stock became convertible into 1.71 shares of the Company’s common stock. During the year ended June 30, 2007, the Company’s President and Chief Executive Officer converted 1,000,000 of these Series B preferred shares into 1,714,286 shares of common stock. 1,700,000 of these shares were issued at June 30, 2007, and 14,286 are carried as common stock subscribed on the Company’s balance sheet at June 30, 2007.

There were an additional 1,500,000 shares of Series B preferred stock issuance subsequent to the Company’s 1-for-7 reverse split of common stock in November, 2004; these shares of Series B preferred stock are convertible into common stock at the rate of 12 to 1. During the year ended June 30, 2007, the Company’s President and Chief Executive Officer converted 1,000,000 of these Series B preferred shares into 12,000,000 shares of common stock.

There were a total of 2,000,000 shares of Series B Preferred stock converted by the Company’s President and Chief Executive Officer during the year ended June 30, 2007 into a total of 13,714,286 shares of common stock. 13,700,000 of these shares have been issued at June 30, 2007, and 14,286 are carried as common stock subscribed on the Company’s balance sheet at June 30, 2007.

At June 30, 2007, there remain outstanding 1,500,000 shares of Series B preferred stock convertible at a rate 1-to-1.71 of common stock, or 2,571,429 shares of common stock issuable; and 500,000 shares of Series B preferred stock convertible at a rate of 12-to-1 of commons tock, or 6,000,000 shares of common stock issuable. At June 30, 2007, there are a total of 2,000,000 shares of Series B preferred stock outstanding, convertible into a total of 8,571,429 shares of common stock.

Common Stock

Year Ended June 30, 2006:

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

Year Ended June 30, 2007:

The Company issued 750,000 shares of common stock with a fair value of $352,500 to an employee for services. The amount of $352,500 was charged to operations during the prior year ended June 30, 2006.

The Company issued 10,199,997 shares of common stock with a fair value of $2,999,899 to consultants for services to be performed through June, 2008. The amount of $786,230 was charged to operations during the twelve months ended June 30, 2007, and $2,213,579 were charged to deferred compensation and will be amortized to expense during the year ending June 30, 2008.

The Company issued 610,000 shares of restricted common stock with a fair value of $158,600 to employees for services rendered. These shares vest in one year from the date of issuance. During the year ended June 30, 2007, the Company chanrged the amount of $36,899 to operations, and carried the balance of $121,701 as Unearned Common Restricted Stock on its balance sheet.

The Company issued 180,000 shares of common stock with a fair value of $75,600 as prepaid rent.

The Company issued 13,716,666 shares of common stock pursuant to the exercise of stock options for cash proceeds of $4,766,547.

The Company issued 2,180,000 shares of common stock with a fair value of $444,600 to employees as compensation.

The Company cancelled 142,858 shares of common stock previously issued to a consultant for services. The amount of the originally issued value of $158,000 was credited to operations during the year ended June 30, 2007.

The Company issued 2,222,220 shares of common stock for the acquisition of 50% of PLC Partners, Ltd. The fair value of $800,000 was allocated to the assets acquired.

The Company issued 4,000,000 shares of common stock for subscriptions receivable of $600,000. At June 30, 2007, payment for these shares has not yet been received.

The Company issued 3,000,000 shares of common stock for cash proceeds of $600,000 which had been received during the year ended June 30, 2007. These proceeds had been carried as common stock subscribed on the Company’s statement of equity as of June 30, 2007.

The Company issued 13,700,000 shares of common stock pursuant to the conversion of 2,000,000 shares of Series B preferred stock by the Company’s President and Chief Executive Officer.

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

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares which will be held in escrow by Carl Hessel ("Escrow Holder"), a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million is due immediately, with a second payment of $4.6 million due within three months thereafter. As of June 30, 2007, the Company had received cash in the net amount $7,169,924 pursuant to the March Financing, and had issued 22,850,000 shares of common stock and warrants to purchase an additional 24,836,957 shares. The Company has not yet released from escrow the shares or warrants related to $2,600,000, and this amount is carried as common stock subscribed on the Company's balance sheet at June 30, 2007.  In accordance with the escrow agreement, Mr. Hessel had_23,000,000 shares held in escrow (excluded from issued and outstanding) at June 30, 2007.

The Company also issued to consultants 4,600,000 shares of unregistered common stock and warrants to purchase an additional 13,000,000 shares of common stock at a price of $0.20 per share as a commission for work performed on the March Financing.

The warrants to be issued pursuant to the investors in the March Financing are as follows:

	Number of shares of Company Common Stock underlying Warrants
Exercise Price Per Share	When fully subscribed	At June 30, 2006
$1.50	14,000,000	7,221,857
$2.50	11,000,000	5,674,316
$4.50	7,000,000	3,610,928
$5.50	7,000,000	3,610,928
$6.50	7,000,000	3,610,928
$8.50	4,000,000	2,063,388

	50,000,000	25,792,345

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

These 25,000,000 shares have come into the possession of certain individuals outside the Company’s control, and on March 14, 2007, the Company, through its counsel Corrigan & Morris LLP, initiated legal action in the Federal District Court in Nevada. Named as defendants are K2 Svensk Kredit Finans, AB, dba Svensk, Kredit and Finans, Soren Moberg, Moberge Group, Magnus Erneving, and First American Stock Transfer, Inc. FreeStar is asserting claims against those individuals and entities, except First American Stock Transfer, for fraud, conversion, unjust enrichment and negligent misrepresentation. The Company is seeking unspecified damages and $5 million in punitive damages.

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

On August 14, 2007, the Court issued a final judgment in favor of FreeStar and against K2, ordering that the entire 25 million shares, represented by certificates numbered 2840 through 2889, issued to K2 be cancelled. The Court also held that K2 was never a shareholder of FreeStar and that the entire 25 million shares should not be counted as ever having been issued and outstanding.

FreeStar has remaining claims against Soren Moberg, Moberge Group and Magnus Erneving, asserting claims for fraud, conversion, unjust enrichment and negligent misrepresentation seeking unspecified damages and $5 million in punitive damages.

15. DEFERRED COMPENSATION

The Company enters into various consulting and service agreements for terms from 60 days to one year. The Company pays a combination of cash and the Company’s common stock for these consulting and professional services. Compensation for future services is classified as deferred compensation. As of June 30, 2007, deferred compensation related to the fair market value of stock issued for future services totaled  $599,770.

16. RESTRICTED STOCK

On April 17, 2007, the Company into Restricted Stock Agreements with fourteen employees for a total of 610,000 shares of S-8 registered common stock with a fair value of $0.26 per share for a total aggregate value of $158,600. These shares become fully vested one year from the date of issuance, or April 17, 2008.  As of June 30, 2007 and 2006, unearned compensation related to restricted stock agreements totaled $121,701 and $265,582, respectively.

17. EMPLOYMENT AGREEMENTS

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

On May 29, 2007, the Company entered into new employment agreement with Paul Egan which replaces his prior employment agreement with the Company. Paul Egan’s employment agreement has a five year term. Under the agreement, Paul Egan will continue to serve in his current role of President and Chief Executive Officer of the Company, reporting to the Board of Directors. The Company will pay Paul Egan €300,000 (approximately US$403,000, based on current exchange rates) per year in base salary, plus an automobile allowance of €1,500 (approximately US$2,000 based on current exchange rates) per month and other benefits. The Board of Directors will review the annual base salary each year, but may not reduce it below the initial base salary level. Paul Egan will be eligible for bonuses to be paid in stock or stock options, with such bonuses to be determined by the Board of Directors. If Mr. Egan’s employment is terminated by the Company Without Cause (as defined in the employment agreement) or by Mr. Egan for Good Reason (as defined in the employment agreement), then Mr. Egan shall be entitled to a lump sum payment equal to one year’s annual salary, plus any applicable bonuses.

At June 30, 2007, the Company owed Paul Egan the amount of $49,901 in accrued salary, and an additional $2,022 in accrued car allowance. Also at June 30, 2007, the Company owed Mr. Egan $56,126 for cash advances he had made to the Company, plus an additional $264 for interest due o on these advances.

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

On May 29, 2007, the Company entered into new employment agreement with Ciaran Egan which replaces his prior employment agreement with the Company. Ciaran Egan’s employment agreement has a five year term. Under the agreement, Ciaran Egan will continue to serve in his current role as Chief Executive Officer of the Company, reporting to the President. The Company will pay Ciaran Egan €300,000 (approximately US $403,000, based on current exchange rates) per year in base salary, plus an automobile allowance of €1,500 (approximately US $2,000 based on current exchange rates) per month and other benefits. The Board of Directors will review the annual base salary each year, but may not reduce it below the initial base salary level. Ciaran Egan will be eligible for bonuses to be paid in stock or stock options, with such bonuses to be determined by the Board of Directors. If Mr. Egan’s employment is terminated by the Company Without Cause (as defined in the employment agreement) or by Mr. Egan for Good Reason (as defined in the employment agreement), then Mr. Egan shall be entitled to a lump sum payment equal to one year’s annual salary, plus any applicable bonuses.

At June 30, 2006, the Company owed Ciaran Egan the amount of $81,649 in accrued salary, and an additional $2,022 in accrued car allowance.

Chief Technical Officer

Effective September 15, 2006, the Company entered into a three-year employment agreement with its Chief Technical Officer. Under the terms of this agreement, the Company is liable for an annual salary of $180,000. In addition, the Company issued options to purchase 500,000 shares of common stock at a price of $0.14 per share; these options were valued at their intrinsic value of $135,568. $119,226 of this amount was charged to operations during the year ended June 30, 2006, and $16,342 is carried as deferred compensation at June 30, 2007. The Company also issued 250,000 shares of the Company’s common stock valued at $97,500. $85,747 of this amount was charged to operations during the year ended June 30, 2007, and $11,753 is carried as deferred compensation at June 30, 2007.

Financial Controller

Effective April 1, 2006, the Company entered into a three-year employment agreement with its Financial Controller. Under the terms of this agreement, the Company is liable for an annual salary of $150,000. In addition, the Company issued options to purchase 375,000 shares of common stock at a price of $0.47 per share. The Company valued these options utilizing the Black-Scholes valuation model, and charged the amount of $166,074 to operations during the year ended June 30, 2007. The Company also issued to 750,000 shares of the Company’s common stock valued at $352,500 and charged this amount to deferred compensation. During the year ended June 30, 2007 and 2006, $265,582 and $86,918 of this amount, respectively, was charged to operations, and at June 30, 2007 the amount of $0 is carried in deferred compensation.

18. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased the following facilities under non-cancelable lease agreements at June 30, 2007:

Santo Domingo, Dominican Republic: 6,081 square feet of office space under a five-year operating lease at the rate of $10,600 per months which expires in September 2011.

Helsinki, Finland: 5,527 square feet of office space under a lease at the rate of $9,838 per month which expires in February 2012. The lease contains provisions to increase the monthly lease amount to $11,456 effective March 1, 2009; $11,725 on March 1, 2010; and $11,995 on March 1, 20011.

Dublin, Ireland: 1,664 square feet of office space under a least at the rate of $7,842 per month through January 2011.

Stockholm, Sweden: 1,700 square feet of office space under a lease at the rate of $4,000 per month through March 2009.

The Company’s total commitments under non-cancelable operating leases at June 30, 2007 are as follows:

Years ending June 30,
2008	$387,362
2009	381,831
2010	359,847
2011	323,872
2012	122,457

Total	$1,575,369

Rental expenses for office space charged to operations for the year ended June 30, 2007 and 2006 are $342,592 and $98,462, respectively.

Sales and Marketing Agreements

The Company has entered into various sales and marketing agreements. Under these agreements, the Company agreed to pay these sales/marketing partners a portion of the revenues brought in by these marketing firms. No material revenue has been recognized in relation to these sales agreements.

19. SUBSEQUENT EVENT

In July 2007, the Company issued 7,000,000 shares of S-8 registered common stock to a related party, the wife of a board member, for the exercise of options at $0.10 per share. The Company received cash proceeds of $700,000.