Form 10-Q
period 2007-09-30
FREESTAR TECHNOLOGY CORP
filed 2007-11-19
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock - $0.001 par value

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 19,  2007, there were 289,377,102 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐     No ☒

i

ii

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30,	June 30,
	2007	2007
Current assets:
Cash and cash equivalents	$478,012	$466,408
Accounts receivable, net of allowance for doubtful accounts of $55,970 and $54,903
at September 30 and June 30, 2007, respectively (note 3)	771,259	977,502
Other current assets (note 4)	125,243	103,988
Inventory (note 5)	860,594	918,947

Total current assets	2,235,108	2,466,845

Property, plant and equipment, net of accumulated depreciation and
amortization of $199,821 and $170,804, respectively (note 6)	200,962	187,323
Software license, net of accumulated amortization of $1,083,112 and $1,027,457, respectively (note 7)	1,178,044	1,233,699
Customer relationships and contracts, net of accumulated amortization of $925,973 and $848,493, respectively (note 7)	2,023,276	2,100,756
Software, net of accumulated amortization of $1,293,490 and $1,175,908, respectively (note 7)	2,777,380	2,608,446
Other long-term assets (note 8)	-	19,966

Total assets	$8,414,770	$8,617,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 9)	$2,924,527	$2,485,629
Due to related parties (note 10)	332,523	191,984
Deferred revenue	104,722	87,897

Total current liabilities	3,361,772	2,765,510

Commitments and contingencies
Minority interest	361,921	184,008
Stockholders' Equity: (note 11)
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Convertible preferred stock, series B, $0.001 par value,
4,000,000 shares authorized, 1,500,000 and 2,000,000 shares issued and outstanding at
September 30 and June 30, 2007, respectively	1,500	2,000
Additional paid-in capital - preferred stock	2,530,558	2,890,058
Common stock, $0.001 par value, 500,000,000 shares authorized; 276,615,595 and 233,783,452
shares issued and outstanding at September 30 and June 30, 2007, respectively (note 11)	276,615	233,783
Additional paid-in capital - common stock	84,324,882	75,589,649
Common stock subscrptions receivable	(2,100,000)	(600,000)
Common stock subscribed	-	2,600,014
Deferred compensation (note 11)	(428,708)	(599,770)
Unearned compensation on restricted stock	(84,802)	(121,701)
Accumulated deficit	(80,058,189)	(74,418,911)
Accumulated other comprehensive gain	228,221	91,395

Total stockholders' equity	4,691,077	5,667,517

Total liabilities and stockholders' equity	$8,414,770	$8,617,035

The accompany notes form an integral part of these unaudited consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2007	2006

Revenue
Transaction processing	$487,723	$461,860
Consulting services	605,977	-
Hardware and related	260,795	-
Total revenue	1,354,495	461,860

Cost of revenue
Transaction processing	634,267	533,978
Consulting services	389,260	-
Hardware and related	257,343	-
Total cost of sals	1,280,870	533,978

Gross profit (loss)	73,625	(72,118)

Selling, general and administrative expenses	5,431,549	2,398,115

Loss from operations	(5,357,924)	(2,470,233)

Other income (expenses):
Additional cost of acquisition (note 7)	(192,555)	-
Legal settlement cost	-	-
Gain on disposal of assets	-	-
Interest income/(expense)	(19,213)	12

Loss before income taxes and minority interest in subsidiaries	(5,569,692)	(2,470,221)

Income taxes	-	-

Minority interest in net income of subsidiaries	69,586	-

Net Loss	(5,639,278)	(2,470,221)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	136,826	11,480

Comprehensive loss	$(5,502,452)	$(2,458,741)

Loss per share - basic and diluted	(0.02)	(0.01)

Weighted average shares outstanding - basic	245,442,924	184,296,884

Weighted average shares outstanding - diluted	253,175,265	208,797,616

The accompany notes form an integral part of these unaudited consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2007	2006
Cash flows used for operating activities:
Net loss	$(5,639,278)	$(2,470,221)
Minority interest in income loss of subsidiary	69,586	-
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation and amortization	228,368	192,812
Common stock issued in legal settlement		-
Non-cash compensation	3,326,012	1,081,476

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	155,152	126,482
Inventory	58,353	(18,021)
Other current assets	(3,651)	(273,405)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	438,895	(157,571)
Deferred revenue	16,825	-
Due to shareholders		19,070
Accrual of salary to officers	140,539	78,150

Total adjustments	4,430,079	1,048,993

Net cash used by operating activities	(1,209,199)	(1,421,228)

Cash flows provided by (used for) investing activities:
Purchase of fixed assets	(27,409)	(50,305)
Purchase of software and capitalized software cost	(88,141)	(129,887)

Net cash used by investing activities	(115,550)	(180,192)
Cash flows provided by (used for) financing activities:
Proceeds from sale of common stock	500,000	1,600,000
Proceeds from exercise of stock options/warrants	700,000	52,500
Cash contributed by officer of subsidiary	108,327	-

Net cash provided by financing activities	1,308,327	1,652,500

Net increase (decrease) in cash and cash equivalents	(16,422)	51,080

Foreign currency translation adjustments	28,026	17,554

Cash and cash equivalents, beginning of period	466,408	2,972,135
Cash and cash equivalents, end of period	$478,012	$3,040,769

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

Shares of restricted common stock issued for services	$2,103,375	$209,000

Shares of common stock issued to employees for services	$163,750	$-

Adjustment of unearned restricted common stock for the period	$36,899	$-

Adjustment of deferred compensation for the period	$171,062	$744,787

Shares of common stock issued for subscriptions receivable	$1,500,000	$-

Fair value of options issued to consultants and employees	$850,926	$127,689

Shares of common stock issued for prepaid rent	$-	$75,600

Shares of common stock issued for subscriptions payable	$-	$352,500

Stock options exercised, cash not received	$-	$75,000

Conversion of preferred stock to common stock	$360,000	$-

The accompany notes form an integral part of these unaudited consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2007. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2007, and the results of operations and cash flows for the three months ended September 30, 2007 and 2006. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature Of Business Operations

The Company (formerly Freestar Technologies) was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Dublin, Ireland; the Company also has offices in Helsinki, Finland; Stockholm, Sweden; Geneva, Switzerland; and Santo Domingo, the Dominican Republic.

The  Company  derives  revenues  from  its core  payment  processing products,  which include:  (1) Authorization / Transaction Fees:  transaction fees it receives from processing point of sale terminal transactions;  (2) Hardware Sales / Point of Sale Terminals: sales of “Point of Sale” terminals and related maintenance and service initiation fees; (3) Dynamic  Currency  Conversion:  in addition to transaction authorization, the Company offers certain clients real-time, dynamic currency conversion, allowing a customer to pay for a product or service with their credit card in their local currency;  (4) Private Label Cards:  transaction  management services provided for a private label card issuer;  and (5) Consulting Fees: consulting services provided to financial institutions and merchants.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $5,639,278 for the three months ended September 30, 2007 and $16,305,197 for the year ended June 30, 2007, and had an accumulated deficit of $80,058,189 as of September 30, 2007.

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

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The Company’s subsidiary Rahaxi charges certain customers for one-time initiation fees and annual maintenance fees.    These fees are charged to deferred revenue when billed, and  revenue from these fees is recognized straight-line over the billing coverage period, typically twelve months.

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

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2007 was $5,000 and $2,708, respectively. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.15 as of September 30, 2007, and the exercise price multiplied by the number of options outstanding.  As of September 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $28,229. The total fair value of options vested was $33,875 and $0 for the three-month periods ended September 30, 2007 and 2006, respectively.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the three months ended September 30, 2007, the Company placed into service and began amortizing $0 of software. The total net book value of software in service at September 30, 2007 is approximately $830,539. During the three months ended September 30, 2007, the Company has capitalized software totaling $88,141. The total net book value of software under development at September 30, 2007 is approximately $1,946,841.  At September 30, 2007, total software capitalized at under SFAS No. 86 is approximately $4,070,870 net of accumulated amortization of $1,293,490.

Inventories

Inventory is stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of equipment held for resale.

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

The 50% acquisition of PLC Partners was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations”. Total consideration for the transaction was $1,000,000, consisting of $200,000 cash and 2,222,222 shares of the Company's common stock, valued at $0.36 per share based upon a 30-day average closing price per share. The Company also assumed 50%, or approximately $132,000, of PLC's liabilities at the date of acquisition. The Company may be required to issue additional shares, capped at a maximum of an additional 50%, if, on the one-year anniversary of the acquisition, the 30-day average closing price per share of the Company's stock is less than $0.36.

The 50% acquisition of  PLC Partners is not a significant acquisition pursuant to Rule 3-01 of regulation S-X of the Securities and Exchange Commission, and the Company is not required to submit pro forma financial statements under Item 9.01(b).

The results of operations for PLC Partners have been included in the Consolidated Statements of Operations since the date of acquisition. The components of the purchase price were as follows:

Common stock	$800,000
Cash	200,000
Total	$1,000,000

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The financial information in the unaudited table set forth below summarizes the combined results of operations of PLC and Freestar, on a pro forma basis, as though the companies had been combined at the beginning of fiscal year 2007 or July 1, 2006.

The unaudited pro forma condensed combined results of operations do not purport to represent what the companies' combined results of operations would have been if such transaction had occurred at the beginning of the periods presented, and are not necessarily indicative of the Company's future results.

The table below summarized the pro form financial information for the three months ended September 30, 2006 and the actual results for the three months ended September 30, 2007:

	Three months Ended September 30,
	Actual 2007	Proforma 2006
Revenue:
Freestar	$748,518	$461,860
PLC	605,977	370,922
Combined	1,354,495	832,782

Net (loss)	$(5,377,137)	$(2,359,981)
Basic and diluted (loss) per share	$(0.02)	$(0.01)

Pursuant to the terms of the 50% acquisition of  PLC, the Company is obligated to issue to the PLC shareholders  additional shares of Freestar common stock representing the difference between $800,000 and the value of the FreeStar Shares, calculated based on the one-year closing price. The number of shares issuable pursuant to this calculation is capped at 1,111,111.   The one year closing price will be calculated as of November 21, 2007.  As of November 12, 2007, the Company would owe to the PLC shareholders an additional 1,111,111 shares of common stock with a fair value of  $192,555.  The Company has accrued this amount to operations during the three months ended September 30, 2007.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	June 30,
	2007	2007
Amounts receivable from customers	$827,229	$1,032,405
Less: Reserve for doubtful accounts	55,970	54,903
Accounts receivable, net	$771,259	$977,502

4.  OTHER CURRENT ASSETS

Other current assets consists of the following:

	September 30,	June 30,
	2007	2007
Prepaid expenses	$44,051	$79,433
Advances to employees	20,760	12,830
Deposits	60,432	11,725
	$125,243	$103,988

5. INVENTORY

Inventory consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories are as follows:

	September 30,	June 30,
	2007	2007
Finished goods	$860,594	$918,947
Total	$860,594	$918,947

 6. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	September 30,	June 30,
	2007	2007
Computer equipment	$190,506	$171,372
Furniture and office equipment	210,277	186,755
	400,783	358,127
Less: accumulated depreciation	(199,821)	(170,804)
Property and equipment, net	$200,962	$187,323

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Total depreciation and amortization expense for property and equipment amounted to $23,464 and $12,229 for the three months ended September 30, 2007 and 2006, respectively.

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

The identifiable intangible assets acquired and their carrying values at September 30, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$4,070,870	$1,293,490	$2,777,380	$-	4.4
Customer Relationships and Contracts	$2,949,249	$925,973	$2,023,276	$-	9.8
Software Licenses	$2,261,156	$1,083,112	$1,178,044	$-	9.8

The identifiable intangible assets acquired and their carrying values at June 30, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$3,784,354	$1,175,908	$2,608,446	$-	4.6
Customer Relationships and Contracts	$2,949,249	$848,493	$2,100,756	$-	10.0
Software Licenses	$2,261,156	$1,027,457	$1,233,699	$-	10.0

Total amortization expense charged to operations for the three months ended September 30, 2007 and 2006 was $204,904 and $180,583, respectively.

8.  OTHER LONG TERM ASSETS

Other long-term assets at June 30, 2007 consists of prepaid rent of $19,966.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30 and June 30, 2007 are as follows:

	September 30,	June 30,
	2007	2007
Accounts payable and accrued expenses	$2,539,370	$2,312,644
Accrued payroll and related expenses	192,602	172,985
Accrued acquisition costs	192,555	-
	$2,924,527	$2,485,629

10.  DUE TO RELATED PARTIES

The Company’s President and Chief Executive Officer (“CEO”) and  the Company’s Chief Financial Officer (“CFO”) occasionally forego taking their salary payments in order to conserve the Company’s cash. The Company’s CEO  has also advanced funds to the Company.  These advances accrue interest at the rate of 7% per annum.  The CEO and CFO also each receive a car allowance in the amount of $2,140 per month.  These car allowances have not yet been paid.

The Company owed the following to these executives  for accrued salaries, advances,  accrued interest, and car allowance:

	September 30,	June 30,
	2007	2007
Accrued salaries	$225,904	$131,550
Advances	87,346	56,126
Accrued Interest	2,155	264
Accrued car allowance	17,118	4,044
	$332,523	$191,984

11. EQUITY

Minority Interest

Minority interest consists of the minority owned portion of the Company’s 50% owned subsidiary PLC Partners.

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

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2006, a group of European investors , lead by Olympia Holding AS, informed the Company that they were willing to invest on the same terms and conditions that were negotiated for the now-terminated January Financing, and the Company agreed to this financing transaction with these investors (the "March Financing").

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares were  held in escrow by Carl Hessel, a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within three months thereafter.

As of June  30, 2007, the Company had received cash in the amount $7,169,924 pursuant to the March Financing, and had issued 22,850,000 shares of common stock and warrants to purchase an additional 24,836,957 shares.  The Company also issued to consultants 7,600,000 shares of unregistered common stock with a fair value of $2,912,000; warrants to purchase 12,000,000 shares of common stock at a price of $1.00 per share with a fair value of $2,212,684; and warrants to purchase an additional 1,000,000 shares of common stock at a price of $1.50 with a fair value of $148,086 as commission to consultants related to the March Financing. The Company charged the aggregate amount of $5,272,770 to operations during the twelve months ended June 30, 2006 with regard to the issuance of these shares and warrants.

During three months ended September 30, 2007, the Company received an additional $500,000 pursuant to the March Financing, and the Company issued a total of 23,000,000 shares of common stock and warrants to purchase an additional 25,000,000 shares.  At September 30, 2007, there remains a total of $1,500,000 due on the 23,000,000 shares which were issued during the quarter. This amount is recorded as Subscriptions Receivable on the Company’s balance sheet at September 30, 2007.

The warrants issued pursuant to the investors in the March Financing are as follows:

	Number of shares of Company Common Stock underlying Warrants
Exercise Price Per Share	When fully subscribed	At September 30, 2007
$1.50	14,000,000	13,954,348
$2.50	11,000,000	10,964,130
$4.50	7,000,000	6,977,174
$5.50	7,000,000	6,977,174
$6.50	7,000,000	6,977,174
$8.50	4,000,000	3,986,957
	50,000,000	49,836,957

All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

 Sales Of Securities

During the three months ended September 30, 2007, the Company issued the following shares of common stock:

The Company issued 11,225,000 shares of common stock with a fair value of $2,103,375 to consultants for services.

The Company issued 750,000 shares of common stock with a fair value of $163,750 to employees for services.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company issued 7,000,000 shares of common stock pursuant to the exercise of an option by a consultant for $700,000 cash.

The Company issued 857,143 shares of common stock pursuant to the conversion of 500,000 shares of Series B preferred stock by a director.

The Company issued 13,000,000 shares of common stock in a financing transaction for cash of $2,600,000 which was received in prior periods.

The Company issued 2,500,000 shares of common stock in a financing transaction for cash of $500,000 received during the three months ended September 30, 2007.

The Company issued 7,500,000 shares of common stock in a financing transaction for subscriptions receivable in the amount of $1,500,000.

The Company adjusted the number of shares issuable to an officer for preferred stock converted to common stock in a prior period.  The number of shares issuable was reduced from 14,286 to 0, and this transaction was deemed complete.

12.  STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	Number of shares exercisable	Weighted average exercise price of options
$0.15	166,666	8.0	$0.15	166,666	$0.15

0.20	1,350,000	9.1	0.20	1,350,000	0.20

0.49	756,303	5.4	0.49	756,303	0.49

0.70	756,303	5.4	0.70	756,303	0.70

	3,029,272	7.2	$0.39	3,029,272	$0.39

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted AverageExercise Price
Options exercisable at June 30, 2007	3,029,272	$0.39

Granted	7,000,000	0.10
Exercised	(7,000,000)	(0.10
Cancelled / Expired	-	-
Options exercisable at September 30, 2007	3,029,272	$0.39

The non-employee stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2007 and 2006 was $817,034 and $0, respectively.

The weighted-average fair value of stock options granted to non-employees during the three months ended September 30, 2007 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2007
Risk-free interest rate at grant date	4.75%
Expected stock price volatility	111%
Expected dividend payout	0
Expected option life (in years)	0.5

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company's common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	Number of shares exercisable	Weighted average exercise price of exercisable options
$0.14	500,000	10.0	$0.14	395,833	$0.14
0.15	200,000	8.6	0.15	200,000	0.15
0.47	375,000	8.5	0.47	375,000	0.47
	1,075,000	9.2	$0.26	970,833	$0.27

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted AverageExercise Price
Options outstanding at June 30, 2007	1,075,000	$0.26

Granted	--	--
Exercised		--
Cancelled / Expired	--	--
Options outstanding at September 30, 2007	1,075,000	$0.26

Non-vested at September 30, 2007	104,167	$0.14
Exercisable at September 30, 2007	970,833	$0.27

The employee stock based compensation expense recognized in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2007 and 2006 was $33,892 and $-0-, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company's common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments).

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of shares exercisable	Weighted average exercise price of exercisable options
$0.20 - 0.2143	1,204,786	0.1	$0.2143	1,204,786	$0.20-.2143

0.75	750,000	0.6	0.75	750,000	0.75

0.98-1.00	13,392,857	2.1	0.98-1.00	13,392,857	0.98-1.00

1.50	14,954,348	1.0	1.50	14,954,348	1.50

2.50	10,964,130	1.2	2.50	10,964,130	2.50

4.50	6,977,174	1.2	4.50	6,977,174	4.50

5.50	6,977,174	1.2	5.50	6,977,174	5.50

6.50	6,977,174	1.2	6.50	6,977,174	6.50

8.50	3,986,957	1.2	8.50	3,986,957	8.50

$3.22	66,184,600	1.1	$3.22	66,184,600	$3.22

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants exercisable at June 30, 2007	41,184,600	$2.77
Granted	25,000,000	3.96
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at September 30, 2007	66,184,600	$3.22

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
13. SEGMENT INFORMATION

The Company currently operates three business segments: (1) the sale of its hardware terminals and in the Dominican Republic (Dominicana); (2) transaction processing fees and hardware sales generated through its wholly owned subsidiary, Rahaxi Processing Oy; and (3) consulting services offered through its 50% owned subsidiary PLC Partners, LTD.  All intercompany transactions, including receivables and payables,  are eliminated in consolidation and from the segment amounts presented below.

	Three months ended September 30,
	2007	2006
Sales to external customers:
Corporate	$-	$-
Dominicana	67,844	-
Rahaxi	680,674	461,860
PLC	605,977	-
Total sales to external customers:	$1,354,495	$461,860

Depreciation and amortization:
Corporate	$80,593	$1,230
Dominicana	5,376	4,607
Rahaxi	142,316	186,975
PLC	83	-
Total depreciation and amortization:	$228,368	$192,812

General and administrative expense:
(not including depreciation and amortization of $100,997 and $65,876)
Corporate	$4,403,876	$1,907,445
Dominicana	148,196	81,925
Rahaxi	701,017	342,869
PLC	77,463	-
Total general and administrative expense (not including depreciation and amortization)	$5,330,552	$2,332,239

Capital expenditures:
Corporate	$-	$-
Dominicana	-	-
Rahaxi	115,500	182,530
PLC	-	-
Total capital expenditures	$115,500	$182,530

Operating income (loss):
Corporate	$(4,484,522)	$(1,908,675)
Dominicana	(133,215)	(86,532)
Rahaxi	(879,359)	(475,026)
PLC	139,172	-
Total operating income (loss)	$(5,357,924)	$(2,470,233)

Interest Expense, Net:
Corporate	$658	$-
Dominicana	507	-
Rahaxi	18,048	12
PLC	-
Total Interest Expense	$19,213	$12

Segment assets:
Corporate	$3,388,530	$3,799,317
Dominicana	94,462	185,039
Rahaxi	4,228,647	4,701,004
PLC	703,131	-
Total segment assets	$8,414,770	$8,685,360

14. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2007, the Company issued 7,000,000 shares of S-8 registered common stock to a related party, the wife of a board member, for the exercise of non-employee stock options at $0.10 per share.  The Company received cash proceeds of $700,000 and recognized a non-employee stock-based compensation expense of $817,034 during the three months ended September 30, 2007.

15.  SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company issued a total of 12,761,507 shares of common stock:

A total of 6,600,000  shares of common stock were issued to consultants for services;
A total of 6,161,507 shares of common stock were issued for the exercise of stock options by consultants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Overview

We are a provider of electronic payment processing services, including credit and debit card transaction processing, point-of-sale related software applications and other value-added services. We currently process on average approximately 1,620,000  transactions per month and serve in excess of 1,100 merchant locations. We provide transaction processing support for all major credit cards, including Visa, MasterCard, American Express, Diners Club and JCB, and all bank-issued Finnish debit cards. We enable merchants and financial institutions to accept, and their consumers to utilize, electronic payments using credit and debit cards to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We provide merchants with various transaction processing services, including authorizing card transactions at the merchant’s retail location (also known as the point-of-sale), and capturing and transmitting transaction data. Through agreements with Hypercom Corporation, the world's second largest manufacturer of payment terminals , Spectra Technologies, a leading Chinese electronic payment solution provider, and Thyron Systems, we also offer our customers point-of-sale terminals, which are integrated with our software products to provide merchants with a complete solution for credit and debit card transaction processing.

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

Until recently, our primary source of revenue was from transaction fees we receive from processing credit and debit card transactions through point-of-sale terminals at a merchant’s retail location. In fiscal year 2006, we also began generating revenue from sales of point-of-sale terminals as well as consulting fees, which include customization of software applications for merchants and other customers. Other anticipated revenue streams include additional processing fees from processing dynamic currency conversion through our agreement with Global Refund Group and Monex.  In fiscal year 2007, the period from July 1, 2006 through June 30, 2007, transaction fees from point-of-sale terminal transactions were primarily from merchants and customers based in Finland. We also derived revenue from transaction fees from clients in Estonia, Spain and Iceland. In addition, we derived revenue from consulting and development fees from our customers in Finland, Sweden, the United Kingdom, Dominican Republic and in Ireland through our 50% stake in PLC, Project Life Cycle Partners Limited.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

Revenue

Transaction processing and related revenue

Transaction processing and related revenue was $487,723 for the three months ended September 30, 2007, compared to $461,860 during the prior year,  a decrease of $25,863 or approximately 5.3%. The Company process a total of 5,125,674 transactions during the three months ended September 30, 2007, an increase of $207,721 or approximately 4.2% compared to  4,917,953 transactions processed during the prior year.  We expect this trend to continue throughout fiscal 2008 as we continue to expand our customer base.  The Company invoices its customers in Euro. The average exchange rate of the Euro to the U.S. Dollar for the three months ended September 30, 2007 has declined by approximately 7.6% compared to the three months ended September 30, 2006, and most of the decline in U.S. dollar sales can be attributed to this exchange rate difference.

Consulting services revenue

Consulting services revenue was $605,977 for the three months ended September 30, 2007, compared to $0 during the prior year. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC.   The Company did not own PLC during the prior year.  We expect to report increased revenue from consulting services in the fiscal year ending June 30, 2008.

Hardware and related  revenue

Hardware and related revenue was $260,795 during the three months ended September 30, 2007, compared to $0 during the prior year. The Company began selling processing terminals and related equipment  in December 2006.  We expect to report increased hardware and related sales in the year ending June 30, 2008 as we not only increase actual hardware sales to our expanding customer base, but began to recognize revenue from annual  maintenance fees and service initiation fees, which were not recognized during the comparable period.

For the reasons above, total revenue for the  three months ended September 30, 2007 was $1,354,495 compared to $461,860 for the three months ended September 30, 2006, an increase of $892,635 or approximately 193%.

We expect revenue levels to increase throughout the next twelve months as we continue to increase our client base and introduce service offerings, such as EMV transaction processing, dynamic currency conversion, sales of point of sale terminals and consulting fees. However, there can be no guarantee that our products will be accepted in the marketplace or that our sales efforts will be successful.

All of our revenue for the three months ended September 30, 2007 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 65% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of fiscal 2008. We believe that this customer concentration will be diluted in the latter half of fiscal 2008 as we pursues operations outside of Finland. All of our revenues for the twelve months ended September 30, 2007 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this trend to continue through fiscal year 2008.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $634,267 for the three months ended September 30, 2007, compared to $533,978 for the prior three months ended September 30, 2006, an increase of $100,289 or 19%. The reason for the increase is our continued investment in our processing infrastructure, as we further build out our processing capabilities and service offerings. Though we capitalize the acquisition and installation costs of certain software components purchased from third party suppliers, we expense all costs associated with maintaining, and many of the costs of improving, our processing and customer support capabilities. These costs do not always change in direct relation to sales, and in fact often increase in advance of any potential increase in sales which they may support. Included in cost of transaction processing and related revenue is depreciation and amortization of $127,371 and $126,936 for the three months ended September 30, 2007 and 2006, respectively.

Cost of consulting services

Cost of consulting services revenue was $389,260 for the three months ended September 30, 2007, compared to $0 for the  three months ended September 30, 2006.  Consulting services revenue is primarily generated by our 50% owned subsidiary company PLC Partners, Ltd. which we did not own during the prior year.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $257,343 during the three months ended September 30, 2007, compared to $0 during the prior year. The Company began selling processing terminals and related equipment in December 2006.  Included in cost of hardware revenue are terminals shipped to customers as test and demonstration units, as well as items replaced or returned.

For the reasons above, total cost of revenue was $1,280,870 for the three months ended September 30, 2007, compared to $533,978 for the three months ended September 30, 2006, an increase of $746,892 or approximately 140%.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,431,549 for the three months ended September 30, 2007 compared to $2,398,115 for the three months ended September 30, 2006, an increase of $3,033,434 or approximately 126%. The primary components of selling, general, and administrative expenses for the three months ended September 30, 2007 were: consulting fees of $3,556,694 to service providers for financial consulting and other professional services; $3,326,012 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants. Other components of selling, general, and administrative expenses for fiscal year 2007 included payroll and related costs of $1,162,377;  facilities expense (rent, telephone, utilities, and maintenance) of $222,145; legal and accounting fees of $212,562; travel and entertainment costs of $103,208; depreciation and amortization of $100,997; other professional services of $66,704; and $18,000 for investor relations.

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

Cost of Acquisition

Pursuant to the acquisition agreement for the Company’s 50% owned subsidiary PLC Partners, the Company is obligated to issue additional shares of the Company’s common stock should the average closing price be under $0.36 for the thirty day period preceding the one-year anniversary of the transaction, or November 21, 2007.  The number of shares issuable pursuant to this clause is capped at 1,111,111. The Company calculated this additional payment amount effective November 12, 2007, and determined that at that date the maximum number of additional shares, or 1,111,111, would be issuable. The Company accrued the value of these shares, or $192,555, to operations during the three months ended September 30, 2007.  There was no comparable expense during the prior year.

Interest Expense

Interest income (expense) net was ($19,213) for the three months ended September 30, 2007, compared to $12  for the three months ended September 30, 2006, a decrease of ($19,225) or approximately 160,208%. The decrease is due primarily to the amortization of a discount on a note payable which was in place during the prior year.

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

Net Loss

For the reasons stated above, we recorded a net loss of $5,639,278 for the three months ended September 30, 2007 compared to $2,470,221 for the three months ended September 30, 2006, an  increase of $3,169,057 or approximately 128%.

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

Operating Activities

The net cash used in operating activities was $1,209,199 for the three months ended September 30, 2007 compared to $1,421,228 for the three months ended September 30, 2006, a decrease of $212,029 or approximately 15%.  The primary components of cash used in operating activities during the current period are the net loss of ($5,639,278), partially offset by the non-cash charges of non-cash compensation of $3,326,012; and depreciation and amortization of $228,368.

Investing Activities

Net cash used in investing activities was $115,550 during the three months ended September 30, 2007 compared to $180,192 for the three months ended September 30, 2006, a decrease of $64,642 or approximately 36%. This change was primarily due to our decreased investing in software enhancement to our transaction processing system, and the acquisition of 50% of  PLC Partners, LLC.

Financing Activities

Net cash provided by financing activities was $1,308,327 for the three months ended September 30, 2007, compared to $1,652,500 for the three months ended September 30, 2006, a decrease of $344,173 or approximately 21%.  The reason for the decrease was a decrease in cash sales of common stock from $1,600,000 in the prior year to $500,000 during the current year.

Liquidity and Capital Resources

As of September 30, 2007, we had total current assets of $2,235,108 and total current liabilities of $3,361,772, resulting in a working capital deficiency of ($1,126,664). We had cash and cash equivalents of $478,012 at September 30, 2007, and an accumulated deficit of $80,058,189.

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

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares were  held in escrow by Carl Hessel, a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within three months thereafter.

As of June  30, 2007, the Company had received cash in the amount $7,169,924 pursuant to the March Financing, and had issued 22,850,000 shares of common stock and warrants to purchase an additional 24,836,957 shares.  The Company also issued to consultants 7,600,000 shares of unregistered common stock with a fair value of $2,912,000; warrants to purchase 12,000,000 shares of common stock at a price of $1.00 per share with a fair value of $2,212,684; and warrants to purchase an additional 1,000,000 shares of common stock at a price of $1.50 with a fair value of $148,086 as commission to consultants related to the March Financing. The Company charged the aggregate amount of $5,272,770 to operations during the twelve months ended June 30, 2006 with regard to the issuance of these shares and warrants.

During three months ended September 30, 2007, the Company received an additional $500,000 pursuant to the March Financing, and the Company issued a total of 23,000,000 shares of common stock and warrants to purchase an additional 25,000,000 shares.  At September 30, 2007, there remains a total of $1,500,000 due on the 23,000,000 shares which were issued during the quarter. This amount is recorded as Subscriptions Receivable on the Company’s balance sheet at September 30, 2007.

The independent auditor's report on the Company's June 30, 2007 financial statements included in our Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional financing, and ultimately, attain profitability.

Management plans to continue raising additional capital through a variety of fund raising methods during fiscal 2008 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Although the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

·     curtail operations significantly;
·     sell significant assets;
·     seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or
·     explore other strategic alternatives including a merger or sale;

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

Certain Indebtedness

Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve our cash. At September 30, 2007, $125,579 and $100,325 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Paul Egan has also advanced the funds to the Company. These advances accrue interest at the rate of 7% per annum.  At September 30, 2007, the Company owned the amount of $68,078 to Paul  Egan for advances, plus $1,085 of accrued interest.

Ciaran Egan has also advanced the funds to the Company. These advances accrue interest at the rate of 7% per annum.  At September 30, 2007, the Company owned the amount of $19,268 to Ciaran  Egan for advances, plus $1,070 of accrued interest.

Pursuant to Paul Egan’s and Ciaran Egan’s employment agreements, the Company provides the officers a car allowance. These allowance have not been paid during the three months ended September 30, 2007. At September 30, 2007, the Company has accrued the amount of $8,559 to Paul Egan and $8,559 to Ciaran Egan for car allowances.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name ePayLatina S.A., and Freestar Dominicana, Inc. operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $136,826 for the three months ended September 30, 2007.

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

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations and Commercial Commitments

The following table of contractual obligations sets forth the contractual obligations of the Company as of September 30, 2007:

		Less than	1 - 3	3- 5	More than
Contractual obligation	Total	1 year	years	years	5 years

Operating lease obligations	$1,175,904	$315,362	$811,351	$49,191	-

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of capital resources, need and ability to obtain additional financing, the features and benefits of our services, our operating losses and negative cash flow, and our critical accounting policies.

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

As needed from time to time, the Company may continue to recruit in fiscal year 2008 employees who are skilled in e-commerce, payment, funds management, payment reconciliation, Internet and other technologies. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

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

(j) LITIGATION

As described under Legal Proceedings in our Form 10-KSB for the fiscal year ended June 30, 2007,  the Company is subject to one lawsuit. From time to time, the Company is involved in a variety of claims, suits, investigations and proceedings arising from the operation of the Company's business. It is possible that such a matter could arise in the future and be resolved in a manner that ultimately would have a material adverse impact on the Company's business, and could negatively impact its revenues, operating margins, and net income.

(k) OPERATING LOSSES

We have a history of operating losses and we may not be able to meet our obligations or continue operating as a going concern without attracting additional capital. In light of the net losses experienced by us, there can be no assurance that we will be profitable. If we are not profitable, we may not be able to meet our obligations or continue operating as a going concern without attracting additional capital. It is also possible that additional capital may not be available to us. If additional capital is required and is not available, we may not be able to continue operating as a going concern.

(l) IMPLEMENTATION OF SECTION 404 OF THE SARBANS-OXLEY ACT

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting.  This requirement will first apply to our annual report on Form 10-K for the fiscal year ending June 30, 2008.  In addition, commencing with our annual report for the fiscal year ending June 30, 2009 our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

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

ITEM 3.  QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in foreign currency exchange rates.

To ensure the adequacy and effectiveness of the Company's foreign exchange positions, the Company continually monitors its foreign currency exposures from an accounting and economic perspective. However, given the inherent limitations of forecasting and the anticipatory nature of the exposures, there can be no assurance that our continual monitoring will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

Foreign Currency Risk

Overall, the Company is a net recipient of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's consolidated sales and gross margins as expressed in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are  effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in internal controls

We determined that there were errors in accounting for the status of certain shares of the Company’s common stock which had been issued pursuant to a financing agreement. The Company previously reported that these shares of stock had been held in escrow, when in fact these shares were improperly in the possession of third parties. During the quarter ended September 30, 2007, the Company completed its review of the relevant controls and procedures.

The Company concluded that escrowing shares should generally be avoided in any future financings.  In addition, the Company determined that if any escrows of shares are utilized in subsequent financings, the Company enlist the services of a professional outside escrow company, or utilize legal counsel.  In addition, the Company shall require periodic reports or statements confirming the escrowed status of such shares.  As described under Legal Proceedings in our Form 10-KSB for the fiscal year ended June 30, 2007, a Federal Court in Nevada ordered that the shares that were inadvertently released from the previous financing escrow have been ordered by to be cancelled and not considered issued or outstanding.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings as reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-KSB filed with the SEC on September 28, 2007.  During the three months ended September 30, 2007, there were no material changes to the legal proceeding or investigations reported in such 10-KSB.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on September 30, 2007 (not previously reported in a Form 8-K):

In August 2007, the Company issued 250,000 shares of common stock with a fair value of $58,750 to an employee.

In August 2007, the Company issued 1,000,000 shares of common stock with a fair value of $170,000 to a consultant for services.

In August 2007, the Company issued 1,000,000 shares of common stock with a fair value of $170,000 to a consultant for services.

In September 2007, the Company issued 857,143 shares of common stock pursuant to the conversion of 500,000 of Series B Preferred Stock by a director.

In September  2007, the Company issued 13,000,000 shares of common stock pursuant to the terms of a financing agreement for cash of $2,600,000 which was received in a prior period

In September 2007, the Company issued 2,500,000 shares of common stock pursuant to the terms of a financing agreement for cash of $500,000.

In September 2007, the Company issued 7,500,000 shares of common stock pursuant to the terms of a financing agreement.  The Company has not yet received the cash for these shares, and has recorded the amount of $1,500,000 as subscriptions receivable on the Company’s balance sheet at September 30, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

On July 9, 2007, we entered into a Consulting Services Agreement with Donna Hessel, the spouse of Carl Hessel, who is a member of our Board of Directors.  Mrs. Hessel’s strategic consulting services are designed to assist the Company with expanding its merchant bank and acquiring bank relationships.  In order to conserve cash, the Consulting Services Agreement provided solely equity compensation to Mrs. Hessel for her services in the form of options to purchase 7 million shares of our common stock at an exercise price of $0.10 per share.  A copy of the Consulting Services Agreement is filed as Exhibit 10.1 to this Quarterly Report.

Mrs. Hessel’s experience includes 20 years at Merrill Lynch, where she has served in various roles, including as a First Vice President in the Global Private Client Group and Head of International Marketing for Asia, Europe and Latin America. As a senior person for the firm, Mrs. Hessel has also served as board member for a number of strategic boards within the company. They include board positions on Merrill Lynch Bank USA; Merrill Lynch Bank and Trust; and Merrill Lynch Fund of Funds. She also served as a board member to Transcentive Corporation, which is a processing company that provides processing support to Merrill Lynch's stock option business.

SUBSEQUENT EVENTS

ITEM 6. EXHIBITS.

Number	Description
10.1	Consulting Services Agreement between the Company and Donna Hessel dated as of July 9th, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).
32	Section 1350 Certification of Paul Egan and Ciaran Egan (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREESTAR TECHNOLOGY CORPORATION

Date: November 19, 2007	By:	/s/ Paul Egan
Chief Executive Officer

Date: November 19, 2007	By:	/s/ Ciaran Egan
Secretary/Treasurer/ Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Consulting Services Agreement between the Company and Donna Hessel dated as of July 9th, 2007.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).
32	Section 1350 Certification of Paul Egan and Ciaran Egan (furnished herewith).