Form 10-Q
period 2007-12-31
FREESTAR TECHNOLOGY CORP
filed 2008-02-19
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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

353 1 6185060
(Company's Telephone Number)

Indicate by check mark whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act). Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 14,  2008, there were 302,904,043 shares of Common Stock issued and outstanding.

i

ii

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	December 31,	June 30,
	2007	2007 (Audited)
Current assets:
Cash and cash equivalents	$401,524	466,408
Accounts receivable, net of allowance for doubtful accounts of $56,839 and $54,903
at December 31 and June 30, 2007, respectively (note 3)	718,721	977,502
Other current assets (note 4)	93,404	103,988
Inventory (note 5)	732,258	918,947

Total current assets	1,945,907	2,466,845

Property, plant and equipment, net of accumulated depreciation and
amortization of $229,146 and $170,804, respectively (note 6)	189,089	187,323
Software license, net of accumulated amortization of $1,138,767 and $1,027,457, respectively (note 7)	1,122,389	1,233,699
Customer relationships and contracts, net of accumulated amortization of $1,003,453 and $848,493, respectively (note 7)	1,945,796	2,100,756
Software, net of accumulated amortization of $1,397,925 and $1,175,908, respectively (note 7)	2,914,493	2,608,446
Other long-term assets (note 8)	83,631	19,966

Total assets	$8,201,305	8,617,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 9)	2,901,438	2,485,629
Due to related parties (note 10)	504,579	191,984
Deferred revenue	103,580	87,897

Total current liabilities	3,509,597	2,765,510

Commitments and contingencies
Minority interest	407,398	184,008
Stockholders' Equity: (note 11)
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Convertible preferred stock, series B, $0.001 par value,
4,000,000 shares authorized, 1,500,000 and 2,000,000 shares issued and outstanding at
December 31 and June 30, 2007, respectively	1,500	2,000
Additional paid-in capital - preferred stock	2,530,558	2,890,058
Common stock, $0.001 par value, 500,000,000 shares authorized; 294,558,543 and 233,783,452
shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively (note 11)	294,559	233,783
Additional paid-in capital - common stock	87,672,134	75,589,649
Common stock subscrptions receivable	(1,635,000)	(600,000)
Common stock subscribed	50,000	2,600,014
Deferred compensation (note 11)	(257,646)	(599,770)
Unearned compensation on restricted stock	(48,331)	(121,701)
Accumulated deficit	(84,626,459)	(74,418,911)
Accumulated other comprehensive gain	301,995	91,395

Total stockholders' equity	4,284,310	5,667,517

Total liabilities and stockholders' equity	8,201,305	8,617,035

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006

Revenue
Transaction processing	$512,782	$497,810	$1,000,505	$959,670
Consulting services	683,862	263,944	1,289,839	263,944
Hardware and related	252,069	50,148	512,864	50,148
Total revenue	1,448,713	811,902	2,803,208	1,273,762

Cost of revenue
Transaction processing	609,361	626,365	1,243,628	1,160,343
Consulting services	606,054	212,013	995,314	212,013
Hardware and related	192,312	48,930	449,655	48,930
Total cost of revenue	1,407,727	887,308	2,688,597	1,421,286

Gross profit (loss)	40,986	(75,406)	114,611	(147,524)

Selling, general and administrative expenses	4,634,031	3,054,011	10,065,580	5,452,127

Loss from operations	(4,593,045)	(3,129,417)	(9,950,969)	(5,599,651)

Other income (expenses):
Additional cost of acquisition (note 7)	-	-	(192,555)	-
Interest income/(expense)	(11,198)	(791)	(30,411)	(779)

Loss before income taxes and minority interest in subsidiaries	(4,604,243)	(3,130,208)	(10,173,935)	(5,600,430)

Income taxes	-	7,960	-	7,960

Minority interest in net income (loss) of subsidiaries	(35,973)	(13,712)	33,613	(13,712)

Net Loss	(4,568,270)	(3,124,456)	(10,207,548)	(5,594,678)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	73,774	14,548	210,600	26,028

Comprehensive loss	$(4,494,496)	$(3,109,908)	$(9,996,948)	$(5,568,650)

Loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average shares outstanding - basic	287,463,762	186,510,046	266,397,812	184,722,154

Weighted average shares outstanding - diluted	295,196,103	212,623,091	274,130,153	211,456,726

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six	Six
	Months Ended	Months Ended
	December 31,	December 31,
	2007	2006
Cash flows used for operating activities:
Net loss	$(10,207,548)	$(5,594,679)
Minority interest in income loss of subsidiary	33,613	(13,712)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	457,660	394,168
Common stock issued in legal settlement		-
Non-cash compensation	5,914,187	2,566,590

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	181,905	134,236
Inventory	114,921	(550,196)
Long term deposits and prepaid rent		(29,416)
Other current assets	(56,269)	20,137
Increase (decrease) in liabilities
Accounts payable and accrued expenses	806,647	20,843
Cash advance to company by employee		109,861
Deferred revenue	15,683	-
Due to shareholders		-
Accrual of salary to officers	312,595	61,423

Total adjustments	7,780,942	2,713,934

Net cash used in operating activities	(2,426,606)	(2,880,745)

Cash flows used in investing activities:
Purchase of fixed assets	(35,079)	(80,440)
Purchase of software and capitalized software cost	(209,380)	(300,306)
Investment in PLC, net of cash acquired		(177,787)
Net cash used in investing activities	(244,459)	(558,533)

Cash flows provided by financing activities:
Proceeds from sale of common stock	965,000	1,900,000
Comissions for sale of common stock		(190,000)
Proceeds from exercise of stock options/warrants	1,542,000	52,500
Cash contributed by officer of subsidiary	189,777	-

Net cash provided by financing activities	2,696,777	1,762,500

Net increase (decrease) in cash and cash equivalents	25,712	(1,676,778)

Foreign currency translation adjustments	(90,596)	30,014

Cash and cash equivalents, beginning of period	466,408	2,972,135
Cash and cash equivalents, end of period	$401,524	$1,325,370

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Six	Six
	Months Ended	Months Ended
	December 31,	December 31,
	2007	2006
Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$7,961

Shares of restricted common stock issued for services	$3,906,915	$876,500

Shares of common stock issued to employees for services	$181,750	$-

Adjustment of unearned restricted common stock for the period	$73,370	$-

Adjustment of deferred compensation for the period	$342,124	$1,086,673

Shares of common stock issued for subscriptions receivable	$1,500,000	$-

Fair value of options issued to consultants and employees	$1,410,028	$761,417

Shares of common stock issued for prepaid rent	$-	$75,600

Shares of common stock issued for subscriptions payable	$-	$352,500

Stock options exercised, cash not received	$-	$75,000

Conversion of preferred stock to common stock	$360,000	$-

Cancellation of shares of common stock	$-	$(158,000)

Shares of common stock issued to acquire interest in subsidiary	$-	$800,000

Acquisiton of PLC Partners, LTD:

Accounts receviable	$-	$273,740
Property and equipment	-	2,381
Customer relationships and contracts	-	982,045
Current liabilites	-	(262,423)
Minority interest	-	(17,956)
Net Assets	$-	$977,787

Comon stock Issued	$-	800,000.00
Cash paid	-	200,000.00
Cash balance upon acquisition	-	(22,213.00)
Net Assets	$-	$977,787

Fair value of additional shares issued for PLC Acquisition:'	$192,555	$-

The accompany notes form an integral part of these un audited condensed consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of FreeStar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2007. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of December 31, 2007, and the results of operations and cash flows for the six months ended December 31, 2007 and 2006. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $4,568,270 and $10,207,548 for the three and six months ended December 31, 2007 and $16,305,197 for the year ended June 30, 2007, and had an accumulated deficit of $84,624,675 as of December 31, 2007.

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

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue as a going concern. Management intends to raise financing through the sale of its stock in private placements to individual investors. Management may also raise funds in the public markets, although there are no current plans or expectations to do so. Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going concern. This may be accomplished by hiring additional personnel and focusing sales and marketing efforts on the distribution of services and products through key marketing channels. The Company may also pursue the acquisition of certain strategic industry partners where appropriate.

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

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 was $5,000 and $5,000, respectively. Aggregate intrinsic value represents the difference between the company's closing stock price on the last trading day of the fiscal period, which was $0.15 as of December 31, 2007, and the exercise price multiplied by the number of options outstanding. As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $62,104 and $0 for the six-month periods ended December 31, 2007 and 2006, respectively.

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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the six months ended December 31, 2007, the Company placed into service and began amortizing $0 of software. The total net book value of software in service at December 31, 2007 is approximately $786,662. During the six months ended December 31, 2007, the Company has capitalized software totaling $209,380. The total net book value of software under development at December 31, 2007 is approximately $2,127,831. At December 31, 2007, total software capitalized at under SFAS No. 86 is approximately $4,312,418 net of accumulated amortization of $1,397,925.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventories

Inventory is stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of equipment held for resale.

2. ACQUISITION OF PROJECT LIFE CYCLE PARTNERS, LTD.

Effective November 21, 2006, the Company acquired 50% of the outstanding capital stock of Project Life Cycle Partners, Ltd. (“PLC Partners”), a technology consulting firm located in Dublin, Ireland. PLC Partners is a niche project consulting firm specializing in the management and implementation of information systems projects. PLC Partners has international experience within the financial services sector.

The 50% acquisition of PLC Partners was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations”. Total consideration for the transaction was $1,000,000, consisting of $200,000 cash and 2,222,222 shares of the Company's common stock, valued at $0.36 per share based upon a 30-day average closing price per share. The Company also assumed 50%, or approximately $132,000, of PLC's liabilities at the date of acquisition. The Company was required to issue additional shares, capped at a maximum of an additional 50%, since, on the one-year anniversary of the acquisition, the 30-day average closing price per share of the Company's stock was less than $0.36.  In November 2007, the Company issued  1,111,111 of additional common shares  valued at $192,555.  The additional shares were accrued and charged against operations during the three months ended September 30, 2007.

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

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
	Actual	Proforma	Actual	Proforma
Revenue:
Freestar	764,852	598,457	1,513,370	1,060,317
PLC	683,861	365,711	1,289,838	736,633
Combined	1,448,713	964,168	2,803,208	1,796,950

Net income (loss):	$(4,293,806)	$(2,978,172)	$(9,690,693)	$(5,300,025)

Net loss per share – basic and diluted	$(0.02)	$(0.02)	$(0.05)	$(0.03)

Pursuant to the terms of the 50% acquisition of  PLC, the Company is obligated to issue to the PLC shareholders  additional shares of Freestar common stock representing the difference between $800,000 and the value of the FreeStar Shares, calculated based on the one-year closing price. The number of shares issuable pursuant to this calculation was capped at 1,111,111.   The one year closing price was calculated as of November 21, 2007.  As of such date, the Company owed to the PLC shareholders an additional 1,111,111 shares of common stock with a fair value of $192,555.  The Company has accrued this amount to operations during the three months ended September 30, 2007, and the shares were issued during the three months ended December 31, 2007.

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	June 30,
	2007	2007
Amounts receivable from customers	$775,560	$1,032,405
Less: Reserve for doubtful accounts	56,839	54,903
Accounts receivable, net	$718,721	$977,502

4.  OTHER CURRENT ASSETS

Other current assets consists of the following:

	December 31,	June 30,
	2007	2007
Prepaid expenses	$42,003	$79,433
Advances to employees	9,773	12,830
Deposits	41,628	11,725
	$93,404	$103,988

5. INVENTORY

Inventory consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories are as follows:

	December 31,	June 30,
	2007	2007
Finished goods	$732,258	$918,947
Total	$732,258	$918,947

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	December 31,	June 30,
	2007	2007
Computer equipment	$201,235	$171,372
Furniture and office equipment	217,000	186,755
	418,235	358,127
Less: accumulated depreciation	(229,146)	(170,804)
Property and equipment, net	$189,089	$187,323

Total depreciation and amortization expense for property and equipment amounted to $47,712 and $26,004 for the six months ended December 31, 2007 and 2006, respectively.

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

The identifiable intangible assets acquired and their carrying values at December 31, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$4,312,418	$1,397,925	$2,914,493	$-	4.1
Customer Relationships and Contracts	$2,949,249	$1,003,453	$1,945,796	$-	9.5
Software Licenses	$2,261,156	$1,138,767	$1,122,389	$-	9.5

The identifiable intangible assets acquired and their carrying values at June 30, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$3,784,354	$1,175,908	$2,608,446	$-	4.6
Customer Relationships and Contracts	$2,949,249	$848,493	$2,100,756	$-	10.0
Software Licenses	$2,261,156	$1,027,457	$1,233,699	$-	10.0

Total amortization expense charged to operations for the six months ended December 31, 2007 and 2006 was $409,948 and $368,164, respectively.

8.  OTHER LONG TERM ASSETS

Other long-term assets at December 31, 2007 and June 30, 2007 consists of prepaid rent of $83,631 and $19,966, respectively.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31 and June 30, 2007 are as follows:

	December 31,	June 30,
	2007	2007
Accounts payable and accrued expenses	$2,584,404	$2,312,644
Accrued payroll and related expenses	317,034	172,985
	$2,901,438	$2,485,629

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

The Company owed the following to these executives  for accrued salaries, advances,  accrued interest, and car allowance:

	December 31,	June 30,
	2007	2007
Accrued salaries	$274,001	$131,550
Advances	195,489	56,126
Accrued Interest	4,179	264
Accrued car allowance	30,910	4,044
	$504,579	$191,984

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

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During three months ended September 30, 2007, the Company received an additional $500,000 pursuant to the March Financing, and the Company issued a total of 23,000,000 shares of common stock and warrants to purchase an additional 25,000,000 shares.  During the three months ended December 31, 2007, the Company received an additional $465,000 pursuant to the March financing. At December 31, 2007, there remains a total of $1,035,000 due on the 23,000,000 shares which were issued during the quarter. This amount is recorded as Subscriptions Receivable on the Company’s balance sheet at December 31, 2007.

The warrants issued pursuant to the investors in the March Financing are as follows:

	Number of shares of Company Common Stock underlying Warrants
Exercise Price Per Share	When fully subscribed	At December 31, 2007
$1.50	14,000,000	13,954,348
$2.50	11,000,000	10,964,130
$4.50	7,000,000	6,977,174
$5.50	7,000,000	6,977,174
$6.50	7,000,000	6,977,174
$8.50	4,000,000	3,986,957
	50,000,000	49,836,957

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

During the three months ended December 31, 2007, the Company issued the following shares of common stock:

The Company issued 10,536,000 shares of common stock with a fair value of $1,803,540 to consultants for services.

The Company issued 100,000 shares of common stock with a fair value of $18,000 to an employee for services.

The Company issued 6,196,138 shares of common stock pursuant to the exercise of options by consultants for $792,000 cash.

The Company issued 1,111,110 shares of common stock with a fair value of $192,555 pursuant to the terms of the PLC acquisition.

12. STOCK OPTIONS AND WARRANTS

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	Number of shares exercisable	Weighted average exercise price of options
$0.15	166,666	7.7	$0.15	166,666	$0.15

0.20	1,350,000	8.8	0.20	1,350,000	0.20

0.49	756,303	5.2	0.49	756,303	0.49

0.70	756,303	5.2	0.70	756,303	0.70

	3,029,272	7.0	$0.39	3,029,272	$0.39

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2007	3,029,272	$0.39

Granted	7,000,000	0.10
Exercised	(7,000,000)	(0.10
Cancelled / Expired	-	-
Options exercisable at September 30, 2007	3,029,272	$0.39

Granted	6,196,138	0.13
Exercised	(6,196,138)	(0.13
Cancelled / Expired	-	-
Options exercisable at December 31, 2007	3,029,272	$0.39

The non-employee stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the six months ended December 31, 2007 and 2006 was $1,410,028 and $625,860, respectively.

The weighted-average fair value of stock options granted to non-employees during the six months ended December 31, 2007 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2007	2006
Risk-free interest rate at grant date	4.75	4.75%
Expected stock price volatility	104%	108-111%
Expected dividend payout	0	0
Expected option life (in years)	1.0	0.5

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company's common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	Number of shares exercisable	Weighted average exercise price of exercisable options
$0.14	500,000	9.7	$0.14	500,00	$0.14
0.15	200,000	8.4	0.15	200,000	0.15
0.47	375,000	8.3	0.47	375,000	0.47
	1,075,000	9.0	$0.26	1,075,000	$0.27

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2007	1,075,000	$0.26

Granted	--	--
Exercised		--
Cancelled / Expired	--	--
Options outstanding at September 30, 2007	1,075,000	$0.26

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at December 31, 2007	1,075,000	0.26

Non-vested at December 31, 2007	-	-
Exercisable at December 31, 2007	1,075,000	1,075,000

The employee stock based compensation expense recognized in the unaudited condensed consolidated statements of operations for the six months ended December 31, 2007 and 2006 was $33,892 and $0, respectively.

Warrants

The following table summarizes the warrants outstanding and the related prices of the Company's common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments).

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of shares exercisable	Weighted average exercise price of exercisable options
$0.75	750,000	0.4	$0.75	750,000	$0.75

0.98-1.00	13,392,857	1.8	0.98-1.00	13,392,857	0.98-1.00

1.50	14,954,348	0.8	1.50	14,954,348	1.50

2.50	10,964,130	1.0	2.50	10,964,130	2.50

4.50	6,977,174	1.0	4.50	6,977,174	4.50

5.50	6,977,174	1.0	5.50	6,977,174	5.50

6.50	6,977,174	1.0	6.50	6,977,174	6.50

8.50	3,986,957	1.0	8.50	3,986,957	8.50

$3.22	64,979,814	0.9	$3.22	64,979,814	$3.22

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants exercisable at June 30, 2007	41,184,600	$2.77
Granted	25,000,000	3.96
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at September 30, 2007	66,184,600	$3.22
Granted	-
Exercised	-
Cancelled / Expired	(1,204,814)	0.214
Warrants exercisable at December 31, 2007	64,979,814	3.27

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

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Sales to external customers:
Corporate	$-	$-	$-	$-
Dominicana	27,240	-	95,084	-
Rahaxi	737,612	598,457	1,418,286	1,060,317
PLC	683,861	213,445	1,289,838	213,445
Total sales to external customers:	$1,448,713	$811,902	$2,803,208	$1,273,762

Depreciation and amortization:
Corporate	$80,849	$1,230	$161,442	$2,460
Dominicana	3,635	-	9,011	4,605
Rahaxi	144,774	194,513	287,090	381,488
PLC	34	5,615	117	-
Total depreciation and amortization:	$229,292	$201,358	$457,660	$388,553

General and administrative expense:
(not including depreciation and amortization)
Corporate	$3,451,081	$2,017,989	$7,854,957	$3,925,434
Dominicana	134,700	192,463	282,896	274,388
Rahaxi	796,856	673,392	1,497,873	971,293
PLC	149,719	58,769	227,182	58,769
Total general and administrative expense (not including depreciation and amortization)	$4,532,356	$2,942,613	$9,862,908	$5,229,884

Capital expenditures:
Corporate	$1,796	$-	$1,796	$-
Dominicana	-	24,317	-	24,317
Rahaxi	127,163	176,237	242,663	356,429
PLC	-	177,787	-	177,787
Total capital expenditures	$128,959	$378,341	$244,459	$558,533

Operating income (loss):
Corporate	$(3,643,187)	$(2,017,989)	$(8,127,709)	$(3,925,434)
Dominicana	(128,851)	(187,856)	(262,072)	(274,388)
Rahaxi	(749,054)	(904,110)	(1,628,413)	(1,380,367)
PLC	(71,947)	(19,463)	67,225	(19,463)
Total operating income (loss)	$(4,593,045)	$(3,129,418)	$(9,950,969)	$(5,599,652)

Interest Expense, Net:
Corporate	$659	$791	$1,317	$779
Dominicana	1,342	-	1,849	-
Rahaxi	9,197	-	27,245	-
PLC	-	-	-	-
Total Interest Expense	$11,198	$791	$30,411	$779

Segment assets:
Corporate	$3,174,405	$1,048,140	$3,174,405	$1,048,140
Dominicana	187,284	159,031	187,284	159,031
Rahaxi	4,162,897	5,860,783	4,162,897	5,860,783
PLC	676,400	1,451,940	676,400	1,451,940
Total segment assets	$8,200,986	$8,519,894	$8,200,986	$8,519,894

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14. SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the Company issued a total of 8,345,500  shares of common stock:

A total of 1,312,500 shares of common stock were issued to consultants for services;
A total of 1,700,000 shares of common stock were issued to a director as compensation;
A total of 5,333,333 shares of common stock were issued pursuant to the exercise of options by a consultant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Overview

We are a provider of electronic payment processing services, including credit and debit card transaction processing, point-of-sale related software applications and other value-added services. We currently process on average approximately 1,620,000 transactions per month and serve in excess of 1,100 merchant locations. We provide transaction processing support for all major credit cards, including Visa, MasterCard, American Express, Diners Club and JCB, and all bank-issued Finnish debit cards. We enable merchants and financial institutions to accept, and their consumers to utilize, electronic payments using credit and debit cards to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We provide merchants with various transaction processing services, including authorizing card transactions at the merchant’s retail location (also known as the point-of-sale), and capturing and transmitting transaction data. Through agreements with Hypercom Corporation, the world's second largest manufacturer of payment terminals, Spectra Technologies, a leading Chinese electronic payment solution provider, and Thyron Systems, we also offer our customers point-of-sale terminals, which are integrated with our software products to provide merchants with a complete solution for credit and debit card transaction processing.

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

Our switching and transaction processing platform is operated by our wholly-owned subsidiary, Rahaxi, which is located in Finland. We are one of the leading players in the Finnish transaction processing market, serving approximately 1,400 merchants each day and processing on average approximately 1,620,000 transactions per month.

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

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

Revenue

Transaction processing and related revenue

Transaction processing and related revenue was $512,782 for the three months ended December 31, 2007, compared to $497,810 during the three months ended December 31, 2006, an increase of $14,972 or approximately 3%. The Company processed a total of 5,060,184 transactions during the three months ended December 31, 2007, a decrease of 231,865 or approximately 4.4% compared to 5,292,049 transactions processed during the three months ended December 31, 2006. The slight decrease was primarily related to the increase in hardware sales, whereby some clients who purchase a Point of Sale terminal are charged a flat recurring monthly fee rather than per transaction fee .The slight decrease is more than offset by the increase in hardware and related revenue which was $252,069, an increase of $201,921 over the comparable period in the prior year. We expect this trend to continue throughout fiscal 2008 as we continue to expand our customer base. The Company invoices its customers in Euro. The average exchange rate of the Euro to the U.S. Dollar for the three months ended December 31, 2007 has declined by approximately 11% compared to the three months ended December 31, 2006, and this exchange rate difference should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $683,862 for the three months ended December 31, 2007, compared to $263,944 during the three months ended December 31, 2006. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC.

Hardware and related revenue

Hardware and related revenue was $252,069 during the three months ended December 31, 2007, compared to $50,148 during the three months ended December 31, 2006. The Company began selling processing terminals and related equipment in December 2006. We expect to report increased hardware and related sales in the year ending June 30, 2008 as we not only increase actual hardware sales to our expanding customer base, but began to recognize revenue from annual maintenance fees and service initiation fees, which were not recognized during fiscal year 2007.

For the reasons above, total revenue for the three months ended December 31, 2007 was $1,448,713 compared to $811,902 for the three months ended December 31, 2006, an increase of $636,811 or approximately 78%.

We expect revenue levels to increase throughout the next twelve months as we continue to increase our client base and continue to diversify our service offerings, such as EMV-compliant transaction processing, dynamic currency conversion, sales of point of sale terminals and consulting fees. However, there can be no guarantee that our products will be accepted in the marketplace or that our sales efforts will be successful.

All of our revenue for the three months ended December 31, 2007 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 62% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of fiscal 2008. We believe that this customer concentration will be diluted in the latter half of fiscal 2008 as we pursues operations outside of Finland. All of our revenues for the twelve months ended June 30, 2007 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this trend to continue through fiscal year 2008.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $609,361 for the three months ended December 31, 2007, compared to $626,365 for the prior three months ended December 31, 2006, a decrease of $17,004 or approximately 3%. The reason for the relatively small decrease is a decrease in expenditures made for our processing infrastructure. Though we capitalize the acquisition and installation costs of certain software components purchased from third party suppliers, we expense all costs associated with maintaining, and many of the costs of improving, our processing and customer support capabilities. These costs do not always change in direct relation to sales, and in fact often increase in advance of any potential increase in sales which they may support. Included in cost of transaction processing and related revenue is depreciation and amortization of $125,282 and $129,196 for the three months ended December 31, 2007 and 2006, respectively.

Cost of consulting services

Cost of consulting services revenue was $606,054 for the three months ended December 31, 2007, compared to $212,013 for the three months ended December 31, 2006, an increase of $394,041 or approximately 186%. The primary reason for the increase was an increase in consulting service revenue.

Cost of hardware and related revenue

Cost of hardware and related revenue was $192,312 during the three months ended December 31, 2007, compared to $48,930 during the prior year, an increase of $143,382 or approximately 293%. The primary reason for the increase was an increase in volume, as the Company began selling processing terminals and related equipment in December 2006.

For the reasons above, total cost of revenue was $1,407,727 for the three months ended December 31, 2007, compared to $887,308 for the three months ended December 31, 2006, an increase of $520,419 or approximately 59%.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,634,031 for the three months ended December 31, 2007 compared to $3,054,011 for the three months ended December 31, 2006, an increase of $1,580,020 or approximately 52%. The primary components of selling, general, and administrative expenses for the three months ended December 31, 2007 were: consulting fees of $2,729,006 to service providers for financial consulting and other professional services; $2,362,642 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants. Other components of selling, general, and administrative expenses for three months ended December 31, 2007 included payroll and related costs of $1,284,552; facilities expense (rent, telephone, utilities, and maintenance) of $246,014; legal and accounting fees of $52,132; travel and entertainment costs of $165,298; depreciation and amortization of $99,326; other professional services of $92,871; and $45,429 for marketing.

The amount of future selling, general, and administrative expenses will largely depend on the pace of our growth in the market for payment processing products and upon the cost of outside services and professional fees, including legal fees relating to litigation and acquisitions. We fully expect these costs to increase as we continue our expected rollout of product offerings. We also intend to continue to build out our infrastructure, which may include adding support staff. Selling expenses may also continue to increase due to increased focus on obtaining new customers. We intend to focus additional resources in the areas of sales personnel salaries, trade show participation, and other promotional expenses. In addition, we may pursue further acquisitions in order to facilitate our growth and exploit market opportunities, which would further drive up legal and accounting fees, payroll, and travel costs.

Interest Expense

Interest income (expense) net was ($11,198) for the three months ended December 31, 2007, compared to ($791) for the three months ended December 31, 2006, an increase of ($10,407) or approximately 1316%. The increase is due primarily to vendor financing which the Company utilized during the three months ended December 31, 2007.

In the past, we have relied primarily on equity financing partly in order to avoid the interest charges associated with debt financing.  To the extent that we continue to sell hardware and carry inventory, we may continue to use vendor or other third-party debt financing for such inventory, further increasing out interest charges in the future.

Net Loss

For the reasons stated above, we recorded a net loss of $4,568,270 for the three months ended December 31, 2007 compared to $3,124,456 for the three months ended December 31, 2006, an increase of $1,443,814 or approximately 46%.

SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006

Revenue

Transaction processing and related revenue

Transaction processing and related revenue was $1,000,505 for the six months ended December 31, 2007, compared to $959,670 during the six months ended December 31, 2006, an increase of $40,835 or approximately 4%. The Company processed a total of 10,185,858 transactions during the six months ended December 31, 2007, an decrease of 24,144 or approximately 0.2% compared to 10,210,002 transactions processed during the six months ended December 31, 2006. The slight decrease was primarily related to the increase in hardware sales, whereby some clients who purchase a Point of Sale terminal are charged a flat recurring monthly fee rather than per transaction fee .The slight decrease is more than offset by the increase in hardware and related revenue which was $512,864 an increase of $50,148 over the comparable period in the prior year. We expect the increase in revenue trend to continue throughout fiscal 2008 as we continue to expand our customer base. The Company invoices its customers in Euro. The average exchange rate of the Euro to the U.S. Dollar for the six months ended December 31, 2007 has declined by approximately 9% compared to the six months ended December 31, 2006, and this exchange rate difference should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $1,289,839 for the six months ended December 31, 2007, compared to $263,944 during the prior year. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC.  The Company acquired PLC in November, 2006. We expect to report increased revenue from consulting services in the fiscal year ending June 30, 2008.

Hardware and related revenue

Hardware and related revenue was $512,864 during the six months ended December 31, 2007, compared to $50,148 during the prior year. The Company began selling processing terminals and related equipment in December 2006. We expect to report increased hardware and related sales in the year ending June 30, 2008 as we not only increase actual hardware sales to our expanding customer base, but began to recognize revenue from annual maintenance fees and service initiation fees, which were not recognized during the comparable period.

For the reasons above, total revenue for the six months ended December 31, 2007 was $2,803,208 compared to $1,273,762 for the six months ended December 31, 2006, an increase of $1,529,446 or approximately 120%.

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

All of our revenue for the six months ended December 31, 2007 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 62% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of fiscal 2008. We believe that this customer concentration will be slightly diluted in the latter half of fiscal 2008 as we pursues operations outside of Finland. All of our revenues for the twelve months ended June 30, 2007 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this trend to continue through fiscal year 2008.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $1,243,628 for the six months ended December 31, 2007, compared to $1,160,343 for the prior six months ended December 31, 2006, an increase of $83,285 or approximately 7%. The reason for the increase is our continued investment in our processing infrastructure, as we further build out our processing capabilities and service offerings. Though we capitalize the acquisition and installation costs of certain software components purchased from third party suppliers, we expense all costs associated with maintaining, and many of the costs of improving, our processing and customer support capabilities. These costs do not always change in direct relation to sales, and in fact often increase in advance of any potential increase in sales which they may support. Included in cost of transaction processing and related revenue is depreciation and amortization of $254,988 and $257,807 for the six months ended December 31, 2007 and 2006, respectively.

Cost of consulting services

Cost of consulting services revenue was $995,314 for the six months ended December 31, 2007, compared to $212,013 for the six months ended December 31, 2006.  The primary reason for the increase was an increase in labor costs due required in connection with generating increased consulting service revenue.

Cost of hardware and related revenue

Cost of hardware and related revenue was $449,655 during the six months ended December 31, 2007, compared to $49,980 during the prior year. The reason for the increase is an increase in hardware sales. The Company began selling processing terminals and related equipment in December 2006. Included in cost of hardware revenue are terminals shipped to customers as test and demonstration units, as well as items replaced or returned.

For the reasons above, total cost of revenue was $2,688,597 for the six months ended December 31, 2007, compared to $1,421,286 for the six months ended December 31, 2006, an increase of $1,267,311 or approximately 89%.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10,065,580 for the six months ended December 31, 2007 compared to $5,452,127 for the six months ended December 31, 2006, an increase of $4,613,453 or approximately 85%. The primary components of selling, general, and administrative expenses for the six months ended December 31, 2007 were: consulting fees of $6,295,700 to service providers for financial consulting and other professional services; $5,688,654 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants. Other components of selling, general, and administrative expenses for six months ended December 31, 2007 included payroll and related costs of $2,446,929; facilities expense (rent, telephone, utilities, and maintenance) of $468,159; legal and accounting fees of $264,694; travel and entertainment costs of $268,506; depreciation and amortization of $202,672; other professional services of $159,575; and $60,843 for marketing.

The amount of future selling, general, and administrative expenses will largely depend on the pace of our growth in the market for payment processing products and upon the cost of outside services and professional fees, including legal fees relating to litigation and acquisitions. We fully expect these costs to increase as we continue our expected rollout of product offerings. We also intend to continue to build out our infrastructure, which may include adding support staff and branch offices. Selling expenses may also continue to increase due to increased focus on obtaining new customers. We intend to focus additional resources in the areas of sales personnel salaries, trade show participation, and other promotional expenses. In addition, we may pursue further acquisitions in order to facilitate our growth and exploit market opportunities, which would further drive up legal and accounting fees, payroll, and travel costs.

Cost of Acquisition

Pursuant to the acquisition agreement for the Company’s 50% owned subsidiary PLC Partners, the Company was obligated to issue additional shares of the Company’s common stock, since the average closing price was under $0.36 for the thirty day period preceding November 21, 2007, the one-year anniversary of the transaction. The number of shares that we were required to issue pursuant to this clause was capped at 1,111,111, and the maximum amount of 1,111,111 additional shares were issued in November 2007. The Company accrued the value of these shares, or $192,555, to operations during the six months ended December 31, 2007. There was no comparable expense during the prior year.

Interest Expense

Interest income (expense) net was ($30,411) for the six months ended December 31, 2007, compared to ($799) for the six months ended December 31, 2006, an increase of ($29,632) or approximately 3804%. The increase is due primarily to vendor financing which the Company utilized during six months ended December 31, 2007.

In the past, we have relied primarily on equity financing partly in order to avoid the interest charges associated with debt financing.  To the extent that we continue to sell hardware and carry inventory, we may continue to use vendor or other third-party debt financing for such inventory, further increasing out interest charges in the future.  In addition, we could receive an offer of attractive debt financing or could undertake additional financing with regard to an acquisition, in which cases interest expense would also significantly increase.

Net Loss

For the reasons stated above, we recorded a net loss of $10,207,548 for the six months ended December 31, 2007 compared to $5,594,678 for the six months ended December 31, 2006, an increase of $4,612,870 or approximately 82%.

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

Operating Activities

The net cash used in operating activities was $2,426,606 for the six months ended December 31, 2007 compared to $2,880,745 for the six months ended December 31, 2006, a decrease of $454,139 or approximately 16%. The primary components of cash used in operating activities during the current period are the net loss of ($10,205,764), partially offset by the non-cash charges of non-cash compensation of $5,914,187 and depreciation and amortization of $457,660. The total amount of cash used in operating activities also reduced by changes in the following components of working capital: accounts payable and accrued expenses of $806,647; accrued salary due to officers of $312,595; accounts receivable of $181,905; Inventory of $114,921; and deferred revenue of $15,683.

Investing Activities

Net cash used in investing activities was $244,459 during the six months ended December 31, 2007 compared to $558,533 for the six months ended December 31, 2006, a decrease of $314,074 or approximately 56%. This change was primarily due to the cash used in the investment in PLC of $177,787 during the prior year, and a decrease of the amount of capitalized software of $90,926.

Financing Activities

Net cash provided by financing activities was $2,696,777 for the six months ended December 31, 2007, compared to $1,762,500 for the six months ended December 31, 2006, an increase of $934,277 or approximately 53%. The reason for the increase was cash provided from the exercise of stock options and warrants of $1,542,000, an increase of $1,489,500 from the prior period; this was partially offset by a decrease in cash provided from the sale of common stock, which was $965,000 or $935,000 less than the prior period.

 Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $1,945,907 and total current liabilities of $3,509,597, resulting in a working capital deficiency of ($1,563,690). We had cash and cash equivalents of $401,524 at December 31, 2007, and an accumulated deficit of $84,626,459.

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

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares were held in escrow by Carl Hessel, a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within six months thereafter.

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

During three months ended September 30, 2007, the Company received an additional $500,000 pursuant to the March Financing, and the Company issued a total of 23,000,000 shares of common stock and warrants to purchase an additional 25,000,000 shares. During the three months ended December 31, 2007, the Company received an additional $465,000 pursuant to the March financing. At December 31, 2007, there remains a total of $1,035,000 due on the 23,000,000 shares which were issued during the quarter. This amount is recorded as Subscriptions Receivable on the Company’s balance sheet at December 31, 2007.

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

Management plans to continue raising additional capital through a variety of fund raising methods during fiscal 2008 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. The Company also recently considered selling all or a portion of its assets, although no offers were accepted. Although the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

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

Certain Indebtedness

Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve our cash. At December 31, 2007, $179,627 and $94,374 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Paul Egan has also advanced the funds to the Company. These advances accrue interest at the rate of 7% per annum. At December 31, 2007, the Company owned the amount of $58,507 to Paul Egan for advances, plus $637 of accrued interest.

Pursuant to Paul Egan’s and Ciaran Egan’s employment agreements, the Company provides the officers a car allowance. These allowance have not been paid during the six months ended December 31, 2007. At December 31, 2007, the Company has accrued the amount of $8,559 to Paul Egan and $8,559 to Ciaran Egan for car allowances.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name ePayLatina S.A., and Freestar Dominicana, Inc. operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $210,600 for the six months ended December 31, 2007.

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

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations and Commercial Commitments

The following table of contractual obligations sets forth the contractual obligations of the Company as of December 31, 2007:

		Less than	1 - 3	3- 5	More than
Contractual obligation	Total	1 year	years	years	5 years
Operating lease obligations	$1,175,904	$303,362	$768,026	$19,677	-

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

The Company is also subject to the following specific factors that may affect the Company's operating results:

(a) COMPETITION

The market for electronic payment systems and electronic point of sale (POS) systems is intensely competitive and we expect competition to continue to increase. The Company's competitors for POS systems include VeriFone and Ingenico, amongst others, and companies such as Global Payments, First Data and Euroconnex for the Company's electronic payment software. In Finland, the Company faces competition from companies such as Point, which is the largest terminal vendor in the Finnish market, as well as companies such as Screenway and Altdata, which are POS software vendors. In addition, the companies with whom we have strategic relationships could develop products or services that compete with the Company's products or services. In addition, some competitors in the Company's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the market for electronic payment solutions. To be competitive, the Company believes that it must, among other things, invest significant resources in developing new products, improve its current products and maintain customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability.

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

Risks associated with the development and introduction of new products include delays in development and changes in payment processing, and operating system technologies that could require the Company to modify existing products. There is also the risk to the Company that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time. Further, the Company expects that its revenue during fiscal 2008 could be significantly affected by the timing and success of the introduction of new products and services during the fiscal year.

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

(d) NO ASSURANCE OF SUCCESSFUL AND TIMELY PRODUCT DEVELOPMENT

The Company's products and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products. There can be no assurance that the Company's product development efforts will be successfully completed. The Company's proposed development schedule may be affected by a variety of factors, many of which will not be within the control of the Company, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding. In light of the foregoing factors, there can be no assurance that the Company will be able to complete or successfully commercialize new products or services. The inability of the Company to successfully complete the development of new products or to do so in a timely manner, could force the Company to scale back operations, or cease operations entirely.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

We determined that there were errors in accounting for the status of certain shares of the Company’s common stock which had been issued pursuant to a financing agreement. The Company previously reported that these shares of stock had been held in escrow, when in fact these shares were improperly in the possession of third parties. During the quarter ended December 31, 2007, the Company completed its review of the relevant controls and procedures.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings as reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-KSB filed with the SEC on September 28, 2007. During the six months ended December 31, 2007, there were no material changes to the legal proceeding or investigations reported in such 10-KSB.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on December 31, 2007 (not previously reported in a Form 8-K):

In November 2007, the Company issued 250,000 shares of common stock with a fair value of $42,500 to a consultant for services.

In November 2007, the Company issued 186,000 shares of common stock with a fair value of $186,000 to a consultant for services.

In November 2007, the Company issued 100,000 shares of common stock with a fair value of $18,000 to a consultant for services.

In November 2007, the Company issued 1,111,110 shares of common stock pursuant to the provisions of the PLC acquisition.

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

None.

ITEM 5. OTHER INFORMATION.

None.

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

FREESTAR TECHNOLOGY CORPORATION

Date: February 19, 2008	By:	/s/ Paul Egan
Chief Executive Officer

Date: February 19, 2008	By:	/s/ Ciaran Egan
Secretary/Treasurer/ Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).
32	Section 1350 Certification of Paul Egan and Ciaran Egan (furnished herewith).