Form 10-Q
period 2008-03-31
FREESTAR TECHNOLOGY CORP
filed 2008-05-20
CIK 1102301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Common Stock - $0.001 par value

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 13, 2008, there were 329,216,321 shares of Common Stock issued and outstanding.

i

ii

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	June 30,
	2008 (Unaudited)	2007
Current assets:
Cash and cash equivalents	$214,150	$466,408
Accounts receivable, net of allowance for doubtful accounts of $57,779 and $54,903
at March 31 and June 30, 2007, respectively (note 3)	795,106	977,502
Other current assets (note 4)	151,118	103,988
Inventory (note 5)	695,296	918,947

Total current assets	1,855,670	2,466,845

Property, plant and equipment, net of accumulated depreciation and
amortization of $262,110 and $170,804, at March 31, 2008 and June 30, 2007 respectively (note 6)	177,869	187,323
Software license, net of accumulated amortization of $1,194,422 and $1,027,457 at March 31, 2008 and June 30, 2007, respectively (note 7)	1,066,734	1,233,699
Customer relationships and contracts, net of accumulated amortization of $1,080,933 and $848,493 at March 31, 2008 and June 30, 2007, respectively (note 7)	1,868,316	2,100,756
Software, net of accumulated amortization of $1,547,647 and $1,175,908 at March 31, 2008 and June 30, 2007, respectively (note 7)	3,178,263	2,608,446
Other long-term assets (note 8)	15,750	19,966

Total assets	$8,162,602	$8,617,035

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 9)	3,276,005	2,485,629
Due to related parties (note 10)	661,662	191,984
Deferred revenue	159,615	87,897

Total current liabilities	4,097,282	2,765,510

Commitments and contingencies
Minority interest	510,131	184,008
Stockholders' Equity: (note 11)
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Convertible preferred stock, series B, $0.001 par value,
4,000,000 shares authorized, 1,500,000 and 2,000,000 shares issued and outstanding at
March 31, 2008 and June 30, 2007, respectively	1,500	2,000
Additional paid-in capital - preferred stock	2,530,558	2,890,058
Common stock, $0.001 par value, 500,000,000 shares authorized; 304,384,343 and 233,783,452
shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively (note 11)	304,384	233,783
Additional paid-in capital - common stock	88,702,217	75,589,649
Common stock subscrptions receivable	(1,635,000)	(600,000)
Common stock subscribed	474,156	2,600,014
Deferred compensation (note 11)	(86,584)	(599,770)
Unearned compensation on restricted stock	(22,403)	(121,701)
Accumulated deficit	(87,136,832)	(74,418,911)
Accumulated other comprehensive gain	422,193	91,395

Total stockholders' equity	3,555,189	5,667,517

Total liabilities and stockholders' equity	$8,162,602	$8,617,035

The accompany notes form an integral part of these unaudited consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007
Revenue
Transaction processing	$575,002	$484,093	$1,575,507	$1,443,763
Consulting services	760,119	474,505	2,049,958	738,449
Hardware and related	294,029	167,036	806,893	217,184
Total revenue	1,629,150	1,125,634	4,432,358	2,399,396

Cost of revenue
Transaction processing	623,110	616,430	1,866,738	1,776,774
Consulting services	487,860	440,052	1,483,174	652,065
Hardware and related	207,402	162,884	657,057	211,814
Total cost of sales	1,318,372	1,219,366	4,006,969	2,640,653

Gross profit (loss)	310,778	(93,732)	425,389	(241,257)

Selling, general and administrative expenses	2,774,702	2,528,718	12,840,282	7,980,845

Loss from operations	(2,463,924)	(2,622,450)	(12,414,893)	(8,222,102)

Other income (expenses):
Additional cost of acquisition (note 7)	-	-	(192,555)	-
Interest income/(expense)	(6,660)	(838)	(37,071)	(1,617)

Loss before income taxes and minority interest in subsidiaries	(2,470,584)	(2,623,288)	(12,644,519)	(8,223,719)

Income taxes	-	-	-	7,961

Minority interest in net income (loss) of subsidiaries	39,789	(4,244)	73,402	(17,956)

Net Loss	(2,510,373)	(2,619,044)	(12,717,921)	(8,213,724)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	120,198	162,157	330,798	188,185

Comprehensive loss	$(2,390,175)	$(2,456,887)	$(12,387,123)	$(8,025,539)

Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.04)

Weighted average shares outstanding - basic	301,291,750	196,712,900	275,810,098	189,118,243

Weighted average shares outstanding - diluted	309,006,033	217,419,006	283,524,384	214,926,890

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007
Cash flows used for operating activities:
Net loss	$(12,717,921)	$(8,213,724)
Minority interest in income loss of subsidiary	73,402	(17,956)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation and amortization	707,474	622,201
Increase in AR reserve		33,403
Non-cash compensation	6,837,135	3,245,625

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	38,882	227,452
Inventory	98,134	(1,144,814)
Long term deposits and prepaid rent		(19,966)
Other current assets	(46,773)	(2,157)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	1,375,406	818,766
Deferred revenue	71,718	-
Due to employees		182,837
Accrual of salary to officers	469,678	92,122

Total adjustments	9,625,056	4,037,513

Net cash used by operating activities	(3,092,865)	(4,176,211)

Cash flows provided by (used for) investing activities:
Purchase of fixed assets	(37,918)	(130,392)
Purchase of software and capitalized software cost	(355,441)	(542,447)
Investment in PLC, net of cash acquired	-	(177,737)
Net cash used by investing activities	(393,359)	(850,576)

Cash flows provided by (used for) financing activities:
Proceeds from sale of common stock	965,000	2,400,000
Commissions for sale of common stock	-	(240,000)
Proceeds from exercise of stock options/warrants	2,280,106	82,500
Cash contributed by officer of subsidiary	252,721	-

Net cash provided by financing activities	3,497,827	2,242,500

Net increase (decrease) in cash and cash equivalents	11,603	(2,784,287)

Foreign currency translation adjustments	(263,861)	70,832

Cash and cash equivalents, beginning of period	466,408	2,972,135
Cash and cash equivalents, end of period	$214,150	$258,680

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

Nine	Nine
Months Ended	Months Ended
March 31,	March 31,
2008	2007

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$7,961

Shares of restricted common stock issued for services	$4,071,542	$985,000

Shares of common stock issued to employees for services	$181,750	$-

Adjustment of unearned restricted common stock for the period	$99,298	$-

Adjustment of deferred compensation for the period	$513,186	$1,657,208

Shares of common stock issued for subscriptions receivable	$1,500,000	$600,000

Fair value of options issued to consultants and employees	$1,702,359	$761,417

Shares of common stock issued for prepaid rent	$-	$75,600

Shares of common stock issued for subscriptions payable	$-	$352,500

Stock options exercised, cash not received	$-	$75,000

Conversion of preferred stock to common stock	$360,000	$13,700

Value of shares issued to director for services	$269,000	$-

Cancellation of shares of common stock	$-	$(158,000)

Shares of common stock issued to acquire interest in subsidiary	$-	$800,000

Acquisition of PLC Partners, LTD:

Accounts receivable	$-	$273,740
Property and equipment	-	2,381
Customer relationships and contracts	-	982,045
Current liabilities	-	(262,423)
Minority interest	-	(17,956)
Net Assets	$-	$977,787

Common stock Issued	$-	800,000
Cash paid	-	200,000
Cash balance upon acquisition	-	(22,213)
Net Assets	$-	$977,787

Fair value of additional shares issued for PLC Acquisition:	$192,555	$-

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Freestar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2007. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of operations and cash flows for the nine months ended March 31, 2008 and 2007. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $2,510,373 and $12,717,921 for the three and nine months ended March 31, 2008 and $16,305,197 for the year ended June 30, 2007, and had an accumulated deficit of $87,136,832 as of March 31, 2008.

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
MARCH 31, 2008
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

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)
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

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.08 as of March 31, 2008, and the exercise price multiplied by the number of options outstanding.  As of March 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $229,167 and $0 for the   nin-month periods ended March 31, 2008 and 2007, respectively.

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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the nine months ended March 31, 2008, the Company placed into service and began amortizing $0 of software. The total net book value of software in service at March 31, 2008 is approximately $837,864. During the nine months ended March 31, 2008, the Company has capitalized software totaling $355,441. The total net book value of software under development at March 31, 2008 is approximately $2,340,399.  At March 31, 2008, total software capitalized at under SFAS No. 86 is approximately $3,178,263 net of accumulated amortization of $1,547,647.

Inventories

Inventory is stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of equipment held for resale.

New Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS 141R, Business Combinations, which we will adopt on January 1, 2009. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•	Transaction costs will generally be expensed. Certain such costs are presently treated as costs of the acquisition.

•
In-process research and development (IPR&D) will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned. IPR&D is presently expensed at the time of the acquisition.

•
Contingencies, including contingent consideration, will generally be recorded at fair value with subsequent adjustments recognized in operations. Contingent consideration is presently accounted for as an adjustment of purchase price.

•
Decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. Such changes previously were considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Generally, the effects of SFAS 141R will depend on future acquisitions.

On December 4, 2007, the FASB issued SFAS 160, No controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which we will adopt on January 1, 2009. This standard will significantly change the accounting and reporting related to non controlling interests in a consolidated subsidiary. After adoption, any non controlling interests will be classified as shareowner’s equity, a change from its current classification between liabilities and shareowner’s equity. Any earnings attributable to minority interests will be included in net earnings. Purchases and sales of minority interests will be reported in equity, deferring, perhaps permanently, recognition of the economic gain or loss on partial dispositions.

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161).  The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial  performance and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact, if any, on our consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. We do not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on our consolidated financial statements.

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
MARCH 31, 2008
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

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
	Actual	Proforma	Actual	Proforma
Revenue:
Freestar	$869,030	$674,753	$2,382,400	$1,735,070
PLC	760,120	245,011	2,049,958	593,076
Combined	$1,629,150	$919,764	$4,432,358	$2,328,146

Net income (loss):	$(1,666,288)	$(2,724,501)	$(11,356,981)	$(8,360,479)

EPS	$(0.01)	$(0.01)	$(0.05)	$(0.05)

Pursuant to the terms of the 50% acquisition of  PLC, the Company is obligated to issue to the PLC shareholders  additional shares of Freestar common stock representing the difference between $800,000 and the value of the FreeStar Shares, calculated based on the one-year closing price. The number of shares issuable pursuant to this calculation is capped at 1,111,111.   The one year closing price will be calculated as of November 21, 2007.  As of November 12, 2007, the Company would owe to the PLC shareholders an additional 1,111,111 shares of common stock with a fair value of  $192,555.  The Company has accrued this amount to operations during the three months ended September 30, 2007.  These shares were issued during the three months ended December 31, 2007.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

3. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	June 30,
	2008	2007
Amounts receivable from customers	$852,885	$1,032,405
Less: Reserve for doubtful accounts	57,779	54,903
Accounts receivable, net	$795,106	$977,502

4.  OTHER CURRENT ASSETS

Other current assets consists of the following:

	March 31,	June 30,
	2008	2007
Prepaid expenses	$97,735	$79,433
Advances to employees	10,957	12,830
Deposits	42,426	11,725
	$151,118	$103,988

5. INVENTORY

Inventory consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories are as follows:

	March 31,	June 30,
	2008	2007
Finished goods	$695,296	$918,947
Total	$695,296	$918,947

 6. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	March 31,	June 30,
	2008	2007
Computer equipment	$210,791	$171,372
Furniture and office equipment	229,188	186,755
	439,979	358,127
Less: accumulated depreciation	(262,110)	(170,804)
Property and equipment, net	$177,869	$187,323

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Total depreciation and amortization expense for property and equipment amounted to $74,732  and $42,457  for the nine months ended March 31, 2008 and 2007, respectively.

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

The identifiable intangible assets acquired and their carrying values at March 31, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$4,725,910	$1,547,647	$3,178,263	$-	3.8
Customer Relationships and Contracts	$2,949,249	$1,080,933	$1,868,316	$-	9.2
Software Licenses	$2,261,156	$1,194,422	$1,066,734	$-	9.2

The identifiable intangible assets acquired and their carrying values at June 30, 2007 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$3,784,354	$1,175,908	$2,608,446	$-	4.6
Customer Relationships and Contracts	$2,949,249	$848,493	$2,100,756	$-	10.0
Software Licenses	$2,261,156	$1,027,457	$1,233,699	$-	10.0

Total amortization expense charged to operations for the nine months ended March 31, 2008 and 2007 was $632,742 and $579,743 , respectively.

8.  OTHER LONG TERM ASSETS

Other long-term assets at March 31, 2008 and June 30, 2007consists of prepaid rent of $15,750  and $19,966, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2008 and June 30, 2007 are as follows:

	March 31,	June 30,
	2008	2007
Accounts payable and accrued expenses	$2,826,542	$2,312,644
Accrued payroll and related expenses	449,463	172,985
	$3,276,005	$2,485,629

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

The Company owed the following to these executives for accrued salaries, advances,  accrued interest, and car allowance:
	March 31,	June 30,
	2008	2007
Accrued salaries	$408,451	$131,550
Advances	198,303	56,126
Accrued Interest	7,538	264
Accrued car allowance	47,370	4,044
	$661,662	$191,984

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

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

During three months ended September 30, 2007, the Company received an additional $500,000 pursuant to the March Financing, and the Company issued a total of 23,000,000 shares of common stock and warrants to purchase an additional 25,000,000 shares.   During the three months ended December 31, 2007, the Company received an additional $465,000 pursuant to the March financing.  At March 31, 2008, there remains a total of $1,035,000 due on the 23,000,000 shares which were issued . This amount is recorded as Subscriptions Receivable on the Company’s balance sheet at March 31, 2008.

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
MARCH 31, 2008
(UNAUDITED)

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

The Company also received cash in the amount of $50,000 as prepayment for options not yet exercised.

The Company issued 1,111,110 shares of common stock pursuant to the terms of the PLC acquisition.

During the three months ended March 31, 2008, the Company issued the following shares of common stock:

The Company issued 6,213,000 shares of common stock pursuant to the exercise of options by consultants for $313,950  cash.

The Company also received cash in the amount of $424,150 as a prepayment for options not yet exercised.

The Company issued 1,312,500 shares of common stock with a fair value of $164,625 to consultants for services.

The Company issued 2,300,000 shares of common stock with a fair value of $269,000  to a director for services.

12.  STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	Number of shares exercisable	Weighted average exercise price of options
$0.15	166,666	7.5	$0.15	166,666	$0.15

0.20	1,350,000	8.6	0.20	1,350,000	0.20

0.49	756,303	5.0	0.49	756,303	0.49

0.70	756,303	5.0	0.70	756,303	0.70

	3,029,272	6.7	$0.39	3,029,272	$0.39

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2007	3,029,272	$0.39

Granted	7,000,000	0.1
Exercised	(7,000,000)	(0.1)
Cancelled / Expired	-	-
Options exercisable at September 30, 2007	3,029,272	$0.39

Granted	6,196,138	0.13
Exercised	(6,196,138)	(0.13)
))Cancelled / Expired	-	-
Options exercisable at December 31, 2007	3,029,272	$0.39
Granted	313,950	0.05
Exercised	(313,950)	(0.05)
Cancelled / Expired	-	-
Options exercisable at March 31, 2008	3,029,272	$0.39

The non-employee stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the nine months ended March 31, 2008 and 2007 was $5,773,901 and $1,513,360 respectively.

The weighted-average fair value of stock options granted to non-employees during the nine months ended March 31, 2008 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2008	2007
Risk-free interest rate at grant date	4.75-4.25%	4.75%
Expected stock price volatility	104-99%	108-111%
Expected dividend payout	0	0
Expected option life (in years)	1.0	0.5

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company's common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	Number of shares exercisable	Weighted average exercise price of exercisable options
$0.14	500,000	9.5	$0.14	500,00	$0.14
0.15	200,000	8.1	0.15	200,000	0.15
0.47	375,000	8.0	0.47	375,000	0.47
	1,075,000	8.7	$0.26	1,075,000	$0.26

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2007	1,075,000	$0.26

Granted	--	--
Exercised		--
Cancelled / Expired	--	--
Options outstanding at September 30, 2007	1,075,000	$0.26
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at December 31, 2007	1,075,000	$0.26
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at March 31, 2008	1,075,000	$0.26

Non-vested at March 31, 2008	-	-
Exercisable at March 31, 2008	1,075,000	$0.26

The employee stock based compensation expense recognized in the unaudited condensed consolidated statements of operations for the nine months ended March 31, 2008 and 2007 was $33,892 and $0 respectively.

Warrants

The following table summarizes the warrants outstanding and the related prices of the Company's common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments).

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding warrants	Number of shares exercisable	Weighted average exercise price of exercisable options
$0.75	750,000	0.1	$0.75	750,000	$0.75

0.98-1.00	1,392,857	1.6	0.98-1.00	1,392,857	0.98-1.00

1.50	7,000,000	0.5	1.50	7,000,000	1.50

2.50	5,500,000	0.8	2.50	5,500,000	2.50

4.50	3,500,000	0.8	4.50	3,500,00	4.50

5.50	3,500,000	0.8	5.50	3,500,000	5.50

6.50	3,500,000	0.8	6.50	3,500,000	6.50

8.50	2,000,000	0.8	8.50	2,000,000	8.50

$3.72	27,142,857	0.6	$3.72	27,142,857	$3.72

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Transactions involving warrants are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants exercisable at June 30, 2007	41,184,600	$2.77
Granted	25,000,000	3.96
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at September 30, 2007	66,184,600	$3.22
Granted	-	-
Exercised	-	-
Cancelled / Expired	(1,204,786)	(0.21)
Warrants exercisable at December 31, 2007	64,979,814	$3.27
Granted	-
Exercised	-
Cancelled / Expired	(37,836,957)	$(2.96)
Warrants exercisable at March 31, 2008	27,142,857	$3.72

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

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Sales to external customers:
Corporate	$-	$23,286	$-	$23,286
Dominicana	17,491	-	112,575	-
Rahaxi	851,539	651,467	2,269,825	1,711,784
PLC	760,120	450,881	2,049,958	664,326
Total sales to external customers:	$1,629,150	$1,125,634	$4,432,358	$2,399,396

Depreciation and amortization:
Corporate	$81,750	$4,652	$243,192	$7,112
Dominicana	2,773	8,818	11,784	13,423
Rahaxi	164,969	189,928	452,059	571,416
PLC	322	24,635	439	30,250
Total depreciation and amortization:	$249,814	$228,033	$707,474	$622,201

General and administrative expense:
(not including depreciation and amortization)
Corporate	$1,558,252	$1,900,638	$9,413,209	$5,821,111
Dominicana	85,117	175,397	368,013	449,785
Rahaxi	834,474	107,103	2,332,347	1,078,396
PLC	192,359	117,547	419,541	176,316
Total general and administrative expense	$2,670,202	$2,300,685	$12,533,110	$7,525,608

Capital expenditures:
Corporate	$-	$-	$1,796	$47,161
Dominicana	-	2,240	-	26,557
Rahaxi	148,900	237,837	391,563	594,266
PLC	-	4,805	-	182,592
Total capital expenditures	$148,900	$244,882	$393,359	$850,576

Operating income (loss):
Corporate	$(1,695,657)	$1,879,503)	$(9,823,366)	$(5,804,937)
Dominicana	(79,654)	(188,820)	(341,726)	(463,208)
Rahaxi	(768,193)	(419,954)	(2,396,606)	(1,800,321)
PLC	79,580	(134,173)	146,805	(153,636)
Total operating income (loss)	$(2,463,924)	$(2,622,450)	$(12,414,893)	$(8,222,102)

Interest Expense, Net:
Corporate	$1,357	$430	$2,674	$430
Dominicana	2,080	(7)	3,929	(51)
Rahaxi	3,223	415	30,468	1,238
PLC	-	-	-	-
Total Interest Expense	$6,660	$838	$37,071	$1,617

Segment assets:
Corporate	$2,022,822	$3,593,489	$2,022,822	$3,593,489
Dominicana	183,949	146,771	183,949	146,771
Rahaxi	4,412,849	4,193,937	4,412,849	4,193,937
PLC	1,542,982	223,445	1,542,982	223,445
Total segment assets	$8,162,602	$8,157,642	$8,162,602	$8,157,642

14. SUBSEQUENT EVENTS

On April 15, 2008, the Board of Directors of FreeStar Technology Corporation (the “Company”) adopted an amendment to the Company’s 2007 Stock Incentive Plan (the “Stock Incentive Plan”) and the 2007 Directors and Consultants Stock Plan (the “Directors and Consultants Stock Plan”).  The amendments increased the number of shares available under (i) the Stock Incentive Plan by an additional 35,000,000 shares of Common Stock for a total of 70,000,000 shares authorized thereunder and (ii) the Directors and Consultants Stock Plan by an additional 35,000,000 shares of Common Stock for a total of 70,000,000 shares authorized thereunder.

Subsequent to March 31, 200, the Company issued a total of  24,831,978  shares of common stock:

A total of 11,405,989 shares of common stock were issued to consultants for services;
A total of 1,000,000 shares of common stock were issued to employees as bonuses;
A total of 12,425,989 shares of common stock were issued pursuant to the exercise of options by consultants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note About Forward-Looking Statements

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

Overview

We are a provider of electronic payment processing services, including credit and debit card transaction processing, point-of-sale related software applications and other value-added services. We currently process on average approximately 1,580,000 transactions per month and serve in excess of 1,100 merchant locations. We provide transaction processing support for all major credit cards, including Visa, MasterCard, American Express, Diners Club and JCB, and all bank-issued Finnish debit cards. We enable merchants and financial institutions to accept, and their consumers to utilize, electronic payments using credit and debit cards to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We provide merchants with various transaction processing services, including authorizing card transactions at the merchant’s retail location (also known as the point-of-sale), and capturing and transmitting transaction data. Through agreements with Hypercom Corporation, the world's second largest manufacturer of payment terminals, Spectra Technologies, a leading Chinese electronic payment solution provider, and Thyron Systems, we also offer our customers point-of-sale terminals, which are integrated with our software products to provide merchants with a complete solution for credit and debit card transaction processing.

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

Our switching and transaction processing platform is operated by our wholly-owned subsidiary, Rahaxi, which is located in Finland. We are one of the leading players in the Finnish transaction processing market, serving approximately 1,600  merchants each day and processing on average approximately 1,580,000 transactions per month.

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

The Company's principal offices are in Dublin, Ireland. The Company also has offices in Helsinki, Finland; Geneva, Switzerland; and Santo Domingo, the Dominican Republic. While the Company's offices in Finland and Ireland will primarily focus on the European market, the Company's office in the Dominican Republic will continue to pursue opportunities in the Caribbean and Latin America. Management believes that these emerging markets could offer favorable opportunities in the longer term. The Company has achieved certification to become a third party services provider for China UnionPay.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

Revenue

For the reasons below, total revenue for the  three months ended March 31, 2008 was $1,629,150 compared to $1,125,634 for the three months ended March 31, 2007, an increase of $503,516 or approximately 45%.

Transaction processing and related revenue

Transaction processing and related revenue was $575,002 for the three months ended March 31, 2008, compared to $484,093 during the prior year, an increase of $90,909 or approximately 19%. The Company processed a total of 4,047,161  transactions during the three months ended March 31, 2008, a decrease of 464,875 or approximately 10% compared to 4,512,036 transactions processed during the prior year.  The slight decrease in the number of transactions processed was primarily related to the increase in hardware sales, whereby some clients who purchase a point of sale terminal are charged a flat recurring monthly fee rather than a per transaction fee structure.  Transactions processed for these clients are not included in the transactions total.  The Company also lost one significant client during the quarter. The Company invoices its customers in Euro. The average exchange rate of the U.S. Dollar compared to the Euro for the three months ended March 31, 2008 has declined by approximately 13% compared to the three months ended March 31, 2007, and this exchange rate difference should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $760,119 for the three months ended March 31, 2008, compared to $474,505 during the prior year, in increase of $285,614 or approximately 60%. Consulting services revenue is primarily generated primarily by the Company’s 50% stake in PLC.

Hardware and related  revenue

Hardware and related revenue was $294,029 during the three months ended March 31, 2008, compared to $167,036 during the prior year. The Company began selling processing terminals and related equipment  in December 2006.  We expect to report increased hardware and related sales in the year ending June 30, 2008 as we not only increase actual hardware sales to our expanding customer base, but began to recognize revenue from annual  maintenance fees and service initiation fees, which were not recognized during the comparable period.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

We expect revenue levels to increase throughout the next twelve months as we continue to increase our client base and service offerings, such as China UnionPay transactions in France, EMV transaction processing, dynamic currency conversion, sales of point of sale terminals and consulting fees. However, there can be no guarantee that our products will be accepted in the marketplace or that our sales efforts will be successful.

All of our revenue for the three months ended March 31, 2008 has been derived from a limited number of customers, primarily Finnish customers for its transaction processing products. Approximately  57% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of fiscal 2008. We believe that this customer concentration will be gradually diluted in the latter half of fiscal 2008 as we continue to pursue operations outside of Finland. All of our revenues for the nine months ended March 31, 2008 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this trend to continue through fiscal year 2008.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $623,110 for the three months ended March 31, 2008, compared to $616,430 for the prior three months ended March 31, 2007, an increase of $6,680 or approximately 1%. The reason for the relatively small increase is an increase in expenditures made for our processing infrastructure. Though we capitalize the acquisition and installation costs of certain software components purchased from third party suppliers, we expense all costs associated with maintaining, and many of the costs of improving, our processing and customer support capabilities. These costs do not always change in direct relation to sales, and in fact often increase in advance of any potential increase in sales which they may support. Included in cost of transaction processing and related revenue is depreciation and amortization of $134,856 and $129,584 for the three months ended March 31, 2008 and 2007, respectively.

Cost of consulting services

Cost of consulting services revenue was $487,860 for the three months ended March 31, 2008, compared to $440,052 for the  three months ended March 31, 2007, an increase of $47,808 or approximately 11%.  The primary reason for the increase was an increase in consulting service revenue.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $207,402  during the three months ended March 31, 2008, compared to $162,884  during the prior year, an increase of $44,518  or approximately  27%.  The primary reason for the increase was an increase in volume.

For the reasons above, total cost of revenue was $1,318,872 for the three months ended March 31, 2008, compared to $1,219,366 for the three months ended March 31, 2007, an increase of $99,006 or approximately 8%.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,774,702 for the three months ended March 31, 2008 compared to $2,528,718 for the three months ended March 31, 2007, an increase of $245,984  or approximately 10%. The primary components of selling, general, and administrative expenses for the three months ended March 31, 2008 were: payroll and related costs of $1,221,476;  consulting fees of $1,000,503 to service providers for financial consulting and other professional services; $922,946 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants.  Other components of selling, general, and administrative expenses for three months ended March 31, 2008 included facilities expense (rent, telephone, utilities, and maintenance) of $166,187; depreciation and amortization of $101,896; travel and entertainment costs of $91,681; and other professional services of $83,779.

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

Interest Expense

Interest income (expense) net was ($6,660) for the three months ended March 31, 2008, compared to ($838)  for the three months ended March 31, 2007, an increase of ($5,822) or approximately  695%. The increase is due primarily to cash advances from officers.

Historically, we have primarily utilized equity financing partly in order to avoid the interest charges associated with debt financing. Accordingly, we do not expect interest expense to materially increase in the coming year. There can be no guarantee that this will be the case, however, as the recent price and performance of our common stock could make equity financings more difficult, and require us to pursue alternative methods of financing our cash needs. In addition, we could receive an offer of attractive debt financing or could undertake additional financing with regard to an acquisition, in which cases interest expense would significantly increase.

Net Loss

For the reasons stated above, we recorded a net loss of $2,510,373 for the three months ended March 31, 2008 compared to $2,619,044 for the three months ended March 31, 2007, a decrease of $108,671 or approximately 4%.

NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO NINE MONTHS ENDED MARCH 31, 2007

Revenue

For the reasons below, total revenue for the  nine months ended March 31, 2008 was $4,432,358 compared to $2,399,396 for the nine months ended March 31, 2007, an increase of $2,032,962 or approximately 85%.

Transaction processing and related revenue

Transaction processing and related revenue was $1,575,507 for the nine months ended March 31, 2008, compared to $1,443,763 during the prior year,  an increase of $131,744 or approximately 9%. The Company processed a total of 14,233,019 transactions during the nine months ended March 31, 2008, a decrease of 489,019 or approximately 3% compared to 14,722,038 transactions processed during the prior year. The slight decrease in the number of transactions processed was primarily related to the increase in hardware sales, whereby some clients who purchase a point of sale terminal are charged a flat recurring monthly fee rather than a per transaction fee structure.  Transactions processed for these clients are not included in the transactions total.  The Company also lost one significant client during the quarter. The Company invoices its customers in Euro. The average exchange rate of the U.S. Dollar compared to the Euro for the nine months ended March 31, 2008 has declined by approximately 10% compared to the nine months ended March 31, 2007, and this exchange rate difference should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $2,049,958 for the nine months ended March 31, 2008, compared to $738,449 during the prior year, an increase of $1,311,509 or approximately 178%. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC.   The Company acquired PLC in November, 2006.  We expect to report increased revenue from consulting services in the fiscal year ending June 30, 2008.

Hardware and related  revenue

Hardware and related revenue was $806,893 during the nine months ended March 31, 2008, compared to $217,184 during the prior year, an increase of $589,709 or approximately 272%. The Company began selling processing terminals and related equipment  in December 2006.  We expect to report increased hardware and related sales in the year ending June 30, 2008 as we not only increase actual hardware sales to our expanding customer base, but began to recognize revenue from annual  maintenance fees and service initiation fees, which were not recognized during the comparable period.

We expect revenue levels to increase throughout the next twelve months as we continue to increase our client base and introduce service offerings, such as China UnionPay transactions in France, EMV transaction processing, dynamic currency conversion, sales of point of sale terminals and consulting fees. However, there can be no guarantee that our products will be accepted in the marketplace or that our sales efforts will be successful.

All of our revenue for the nine months ended March 31, 2008 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 58% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of fiscal 2008. We believe that this customer concentration will be diluted in the latter half of fiscal 2008 as we pursues operations outside of Finland. All of our revenues for the nine months ended March 31, 2008 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this trend to continue through fiscal year 2008.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $1,866,738 for the nine months ended March 31, 2008, compared to $1,776,774 for the prior nine months ended March 31, 2007, an increase of $89,964 or approximately 5%. The reason for the increase is our continued investment in our processing infrastructure, as we further build out our processing capabilities and service offerings. Though we capitalize the acquisition and installation costs of certain software components purchased from third party suppliers, we expense all costs associated with maintaining, and many of the costs of improving, our processing and customer support capabilities. These costs do not always change in direct relation to sales, and in fact often increase in advance of any potential increase in sales which they may support. Included in cost of transaction processing and related revenue is depreciation and amortization of $400,303 and $223,984 for the nine months ended March 31, 2008 and 2007, respectively.

Cost of consulting services

Cost of consulting services revenue was $1,483,174 for the nine months ended March 31, 2008, compared to $652,065 for the  nine months ended March 31, 2007, an increase of $831,109 or approximately 127%.   The primary reason for the increase was an increase in consulting service revenue.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $657,057 during the nine months ended March 31, 2008, compared to $211,814 during the prior year, an increase of $445,243 or approximately 210%. The reason for the increase is an increase in hardware sales. The Company began selling processing terminals and related equipment in December 2006.  Included in cost of hardware revenue are terminals shipped to customers as test and demonstration units, as well as items replaced or returned.

For the reasons above, total cost of revenue was $4,006,969 for the nine months ended March 31, 2008, compared to $2,640,653 for the nine months ended March 31, 2007, an increase of $1,366,316 or approximately 52%.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12,840,282 for the nine months ended March 31, 2008 compared to $7,980,845 for the nine months ended March 31, 2007, an increase of $4,859,437 or approximately 61%. The primary components of selling, general, and administrative expenses for the nine months ended March 31, 2008 were: consulting fees of $7,296,203 to service providers for financial consulting and other professional services; $6,287,087 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants. Other components of selling, general, and administrative expenses for nine months ended March 31, 2008 included payroll and related costs of $3,668,405;  facilities expense (rent, telephone, utilities, and maintenance) of $634,352; travel and entertainment costs of $360,187; depreciation and amortization of $307,172.

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

Cost of Acquisition

Pursuant to the acquisition agreement for the Company’s 50% owned subsidiary PLC Partners, the Company was obligated to issue additional shares of the Company’s common stock if the average closing price was under $0.36 for the thirty day period preceding the one-year anniversary of the transaction, or November 21, 2007.  The number of shares issuable pursuant to this clause was capped at 1,111,111. The Company calculated this additional payment amount effective November 12, 2007, and determined that at that date the maximum number of additional shares, or 1,111,111, would be issuable. The Company accrued the value of these shares, or $192,555, to operations during the nine months ended March 31, 2008.  There was no comparable expense during the prior year.

Interest Expense

Interest income (expense) net was ($37,071) for the nine months ended March 31, 2008, compared to ($1,617)  for the nine months ended March 31, 2007, an increase of $35,454 or approximately 2193%. The increase is due primarily to vendor financing which the Company utilized during nine months ended March 31, 2008, and to cash advances provides by officers.

Historically, we have primarily utilized equity financing partly in order to avoid the interest charges associated with debt financing. Accordingly, we do not expect interest expense to materially increase in the coming year. There can be no guarantee that this will be the case, however, as the recent price and performance of our common stock could make equity financings more difficult, and require us to pursue alternative methods of financing our cash needs. In addition, we could receive an offer of attractive debt financing or could undertake additional financing with regard to an acquisition, in which cases interest expense would significantly increase

Net Loss

For the reasons stated above, we recorded a net loss of $12,717,921 for the nine months ended March 31, 2008 compared to $8,213,724 for the nine months ended March 31, 2007, an increase of $4,504,197 or approximately 55%.

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

Operating Activities

The net cash used in operating activities was $3,092,865 for the nine months ended March 31, 2008 compared to $4,176,211 for the nine months ended March 31, 2007, a decrease of $1,083,346 or approximately 26%.  The primary components of cash used in operating activities during the current period are the net loss of ($12,717,921), partially offset by the non-cash charges of non-cash compensation of $6,837,135 and depreciation and amortization of $707,474.  The total amount of cash used in operating activities was also reduced by changes in the following components of working capital:  accounts payable and accrued expenses of $1,375,406; accrued salary due to officers of $469,687; accounts receivable of $38,882; inventory of $98,134; and deferred revenue of $71,718.  Cash used in operating activities was increased by a decrease in other current assets of ($46,773).

Investing Activities

Net cash used in investing activities was $393,359 during the nine months ended March 31, 2008 compared to $850,576 for the nine months ended March 31, 2007, a decrease of $457,217 or approximately 54%.  This change was primarily due to the cash used in the investment in PLC of $177,737 during the prior year, and a decrease of the amount of capitalized software of $279,480.

Financing Activities

Net cash provided by financing activities was $3,497,827 for the nine months ended March 31, 2008, compared to $2,242,500 for the nine months ended March 31, 2007, an increase of $1,255,327  or approximately 56%.  The reason for the increase was cash provided from the exercise of stock options and warrants of $2,280,106, an increase of $2,197,606 from the prior period; this was partially offset by a decrease in cash provided from the sale of common stock, which was $965,000 or $1,435,000 less than the  prior period.  The Company also received cash contributions by an officer of a subsidiary of $252,721 during the nine months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, we had total current assets of $1,855,670 and total current liabilities of $4,097,282, resulting in a working capital deficiency of ($2,241,612). We had cash and cash equivalents of $214,150 at March 31, 2008, and an accumulated deficit of $87,136,832.

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

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares were held in escrow by Carl Hessel, a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants. Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within nine months thereafter.

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

During three months ended September 30, 2007, the Company received an additional $500,000 pursuant to the March Financing, and the Company issued a total of 23,000,000 shares of common stock and warrants to purchase an additional 25,000,000 shares.  During the three months ended December 31, 2007, the Company received an additional $465,000 pursuant to the March financing.  At December 31, 2007, there remains a total of $1,035,000 due on the 23,000,000 shares which were issued during the quarter. This amount is recorded as Subscriptions Receivable on the Company’s balance sheet at March 31, 2008.

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

 Management plans to continue raising additional capital through a variety of fund raising methods during fiscal 2008 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Although the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The recent price and performance of our common stock could have a material adverse effect on our ability to obtain equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

·     curtail operations significantly;
·     sell significant assets;
·     seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or
·     explore other strategic alternatives including a merger or sale.

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

Certain Indebtedness

Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve our cash. At March 31, 2008, $258,353 and $150,098 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Paul Egan and Ciaran have also advanced the funds to the Company. These advances accrue interest at the rate of 7% per annum.  At March 31, 2008, the Company owned the amount of $179,035 and $19,268 to Paul Egan and Ciaran Egan, respectively, for advances;  plus $5,792 and $1,746 to Paul Egan and Ciaran Egan, respectively, for accrued interest.

Pursuant to Paul Egan’s and Ciaran Egan’s employment agreements, the Company provides the officers a car allowance. These allowance have not been paid during the nine months ended March 31, 2008. At March 31, 2008, the Company has accrued the amount of $23,685 to Paul Egan and $23,685 to Ciaran Egan for car allowances.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name ePayLatina S.A., and Freestar Dominicana, Inc. operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Exchange rates had a material, beneficial impact on our revenue for the nine months ended March 31, 2008. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $330,798 for the nine months ended March 31, 2008.

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

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Contractual Obligations and Commercial Commitments

The following table of contractual obligations sets forth the contractual obligations of the Company as of March 31, 2008:

		Less than	1 - 3	3- 5	More than
Contractual obligation	Total	1 year	years	years	5 years
Operating lease obligations	$1,054,224	$311,082	$578,882	$164,260	-

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2008 our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are  effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings as reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-KSB filed with the SEC on September 28, 2007.  During the three months ended March 31, 2008, there were no material changes to the legal proceeding or investigations reported in such 10-KSB; however, one new legal proceeding was initiated against the Company, described below.

ACI v. Rahaxi Processing Oy

On March 31, 2008, Rahaxi Processing Oy, a subsidary of FreeStar based in Helsinki, Finland, received a summons detailing legal proceedings to be taken against it by ACI Worldwide (EMEA) Limited (“ACI”), which is domiciled in Watford, United Kingdom pursuant to a written complaint filed on the 26th February 2008 in Helsinki District Court. ACI is claiming payment relating to outstanding invoices for services provided to the Company such as licence fees, maintenance fees, support  and software fees and consultancy service fees pursuant to various agreements between ACI and the Copmpany.

The Company has acknowledged that a certain amount of the fees claimed under summons are due to ACI and in recognition of this fact the Company has paid a significant portion of the monies due with respect to the uncontested invoices. The Company will, however, be contesting a significant portion of the fees claimed by under the summons when the preliminary hearing of the case takes place in Helsinki District Court, expected to occur towards the end of 2008.

This matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company’s financial condition.

ITEM 1A. RISK FACTORS

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

The Company is also subject to the following specific factors that may affect the Company's operating results:

OPERATING LOSSES; REQUIREMENT FOR ADDITIONAL FUNDING

We have a history of operating losses and we may not be able to meet our obligations or continue operating as a going concern without attracting additional capital. In light of the net losses experienced by us, there can be no assurance that we will be profitable. If we are not profitable, we may not be able to meet our obligations or continue operating as a going concern without attracting additional capital. It is also possible that additional capital may not be available to us. The recent price of our common stock could have a material adverse impact on our ability to obtain equity financing.  If additional capital is required and is not available, we may not be able to continue operating as a going concern.

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

Risks associated with the development and introduction of new products include delays in development and changes in payment processing, and operating system technologies that could require the Company to modify existing products. There is also the risk to the Company that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time. Further, the Company expects that its future revenue will be significantly affected by the timing and success of the introduction and roll-out of new products and services.

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

As needed from time to time, the Company may continue to recruit employees who are skilled in e-commerce, payment, funds management, payment reconciliation, Internet and other technologies. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on March 31, 2008 (not previously reported in a Form 8-K):

In February 2008, the Company issued 600,000 shares of common stock with a fair value of $48,000 to a director for services.

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

FREESTAR TECHNOLOGY CORPORATION

Date: May 20, 2008	By:	/s/ Paul Egan
Chief Executive Officer

Date: May 20, 2008	By:	/s/ Ciaran Egan
Secretary/Treasurer/ Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).
32	Section 1350 Certification of Paul Egan and Ciaran Egan (furnished herewith).