Form 10-K
period 2008-06-30
FREESTAR TECHNOLOGY CORP
filed 2008-10-14
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K
 _____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2008

OR

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________________TO ____________________

COMMISSION FILE NUMBER: 0-28749

FREESTAR TECHNOLOGY CORPORATION
(Name of small business issuer in its charter)

Nevada	88-0446457
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31 Mespil Road, Ballsbridge, Dublin 2 Ireland
(Address of Principal Executive Offices)

Issuer's telephone number:  353 1 6185 060

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
❒ Yes          ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ❒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes       ❒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ❒  Yes       ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of September 26, 2008  was $9,343,027.

428,671,694 shares of our common stock were issued and outstanding as of September 26, 2008.

Documents incorporated by reference: None.

PART I.

ITEM 1. BUSINESS

Recent Events: Proposed Name Change and Proposed Reverse Stock Split

On August 15, 2008, Freestar Technology Corporation (the “Company”, “we” or “our”) filed a definitive Proxy Statement seeking shareholder approval of proposed amendments to the our Articles of Incorporation to change our name to “Rahaxi, Inc.” and to implement a 3-1 reverse stock split. Results are still pending.

Overview

We are a provider of electronic payment processing services, including credit and debit card transaction processing, point-of-sale related software applications and other value-added services. We currently process on average approximately 1,600,000  transactions per month and serve in excess of 2,500, merchant locations. We provide transaction processing support for all major credit cards, including Visa, MasterCard, American Express, Diners Club and JCB, and all bank-issued Finnish debit cards. We enable merchants and financial institutions to accept, and their consumers to utilize, electronic payments using credit and debit cards to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We provide merchants with various transaction processing services, including authorizing card transactions at the merchant’s retail location (also known as the point-of-sale), and capturing and transmitting transaction data. Through agreements with Hypercom Corporation, the world's second largest manufacturer of payment terminals, Spectra Technologies, a leading Chinese electronic payment solution provider, and Thyron Systems, we also offer our customers point-of-sale terminals, which are integrated with our software products to provide merchants with a complete solution for credit and debit card transaction processing.

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

We are incorporated under the laws of the State of Nevada

PLC Acquisition

In November 2006, we acquired 50% of the outstanding capital stock of Project Life Cycle Partners, Ltd. (“PLC”), a consulting firm located in Dublin, Ireland.  PLC Partners is a niche project consulting firm specializing in the management and implementation of information systems projects.  PLC Partners has international experience within the financial services and telecommunications sectors.

Business Description

Our switching and transaction processing platform is operated by our wholly-owned subsidiary, Rahaxi, which is located in Finland. We are one of the leading players in the Finnish transaction processing market, serving approximately 2100 merchants each day and processing on average approximately 1,600,000 transactions per month.

Our primary revenue streams include (i) transaction fees we receive from processing credit and debit card transactions through point-of-sale terminals at a merchant’s retail location, (ii) revenue from sales of point-of-sale terminals, and (iii) consulting fees, which include revenue from our subsidiary, Project Life Cycle Partners Limited (“PLC”), as well as customization of software applications for merchants and other customers. Other anticipated revenue streams include additional processing fees from processing dynamic currency conversion through our agreement with Global Refund Group and Monex.  In fiscal year 2008, the period from July 1, 2008 through June 30, 2008, transaction fees from point-of-sale terminal transactions were primarily from merchants and customers based in Finland. We also derived nominal revenue from transaction fees from clients in Estonia, Spain and Iceland. PLC generated revenues from consulting and development fees from our customers in Finland, Sweden, the United Kingdom, Dominican Republic and Ireland.

Products and Services

Our main product and service offering includes:

(1)                 Authorization

Transaction fees from processing point-of-sale terminal transactions make up a significant portion of our total revenues. Our card processing payment engine captures, configures and routes credit, debit, charge, and private label card transactions to the applicable banks and card issuers for authorization and settlement.

We provide transaction processing support for Visa, MasterCard, American Express, Diners Club, JCB and all bank-issued Finnish debit cards. Our network currently supports approximately 5,000 point-of-sale appliances, including integrated cash registers and stand-alone/desk terminals. Our authorization and transaction fees are primarily priced based on a specified amount per transaction, although we offer flat fee pricing packages as well.

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

(2)                 EMV Compliant Point-of-Sale Solutions

EMVCo, LLC, a consortium formed by Europay, MasterCard and Visa, has designated standards to increase transaction processing security. The EMV standard utilizes integrated circuit card technology, also known as chip cards or chip and PIN based technology, to replace the magnetic stripe on credit cards. The purpose and goal of the EMV standard is to allow secure interoperation between EMV compliant cards and EMV compliant credit card payment point-of-sale terminals. The major benefit to moving to EMV based credit card payment systems is improved security and associated fraud reduction.

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

We have developed an EMV compliant processing platform to provide merchants with this enhanced fraud protection for European credit card transactions.  We are currently EMV-certified in Finland and are seeking certification in other countries.We intend to offer end-to-end merchant processing solutions. Through our strategic relationships with Thyron, Spectra Technologies and Hypercom, we offer high performance, integrated/hybrid point-of-sale terminals that are able to process both magnetic stripe cards and chip cards operating under the EMV standard. These terminals are ideal for retailers that desire speed, security, compliance with the most recent specifications, and acceptance of all leading payment cards in one easy to use device.

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

For example, we entered into an agreement with Global Refund Holdings pursuant to which we developed a software system that allows multiple applications at the point-of-sale terminal, such as Value Added Tax (VAT) refund services and dynamic currency conversion services, in addition to payment services. The software and terminal will be sold and marketed by Global Refund Group, and deployed and maintained by us through our payment hardware suppliers.

We have agreements with Hypercom, Thyron Systems and Spectra Technologies to deploy fully EMV compliant terminals in the Finnish market. These point-of-sale terminal offerings, core competencies and transaction processing expertise allow us to support all major credit-charge-debit cards, as well as private label cards. We offer our solutions and services to small, medium, and large retailers across retailing segments. The Company began deriving revenue from the sale of point-of-sale terminals in fiscal 2007, and we expect an increasing percentage of our revenues to be derived from point-of-sale terminal sales in fiscal 2009.

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

Once the rates are presented to the customer through the point-of-sale terminal and accepted, the authorization request is then routed to us to be switched to the appropriate issuing and acquiring banks. We will provide transaction gateway services and settlement with the participating banking institutions. This relationship with FCC and Global Refund has the potential to significantly expand our terminal base and increase transaction volumes when fully implemented. FCC and Global Refund have begun the initial product roll-out with dynamic currency conversion in Spain, and has recently expanded into Iceland and Denmark, with plans to expand to additional countries in 2008 and 2009.. We derived fairly limited processing revenue from our relationship with FCC and Global Refund in fiscal 2007 and 2008, and expect to continue to receive revenue in fiscal 2009 from this strategic relationship.

(5)                 Software Development / PLC / Consulting Fees

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

By creating positive benefits in terms of employee morale, customer loyalty, team-development and ultimately profitability, the PLC approach strives to adds value to every project. Key to its success is the emphasis PLC places on communications, and keeping key players informed, on track and enthused. PLC are experienced team-builders, accomplished negotiators and skilled in coaching and mentoring.

PLC manages projects of any various size and complexity, from a single project to a portfolio of projects. PLC undertakes project work both in Ireland and internationally, and is comfortable working with organizations of all sizes.

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

Market Growth

Card payments are expected to continue to increase at the expense of cash payments. Major international card companies such as Visa, MasterCard and American Express have shown strong growth over the last several years, indicating that card payments are winning terrain over cash payments.

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

Europe

Credit card usage in Europe has grown significantly. For example, gross dollar volume in 2007, as reported by MasterCard’s customers, increased by 16.2% over 2006.  This can be compared to 5.8% in the USA. Due to card fraud, European nations and card associations have focused on developing and implementing next-generation security measures.

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

Evolving Standards and EMV

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

EMV Changed Liability Rules

In the Nordic region and other European countries, from January 1, 2005, liability rules have changed to provide greater protection against fraud to merchants who have deployed EMV compliant point-of-sale terminals. In practical terms, liability shift refers to a transaction authorized at the point of sale by a merchant fulfilling its obligations by honoring a chip payment card with an EMV-enabled and certified device. If the merchant uses an EMV compatible and certified point-of-sale terminal for end-to-end processing, the transaction cannot be charged-back. If the EMV authorized transaction is later determined to be fraudulent or the card was lost or stolen at the time of transaction authorization, the merchant faces no liability for the loss and keeps the funds for the transaction. However, if a merchant's payment processing device is not EMV compatible, then the merchant must absorb the transaction loss due to fraud plus any ancillary charges, such as chargeback penalty fees assessed by its acquiring bank.

EMV – Mandatory Implementation

In addition to the liability shift described above, EMV compliant terminals have now  become mandatory for merchants most European countries.  We believe that this presents the Company with a major opportunity to expand our market share in Finland if we can successfully fund and implement our business plans.  One major barrier to gaining new accounts and expanding market share is convincing merchants to incur the time and expense of changing terminals and software.  When the EMV standards will become mandatory, merchants who do not yet have EMV-compliant terminals will be required to upgrade their systems.  This creates a unique opportunity for us to target a significant number of merchants for whom upgrading their payment processing services and equipment will be mandatory, lowering one of the most significant barriers for acquiring new accounts.  Management believes we currently account for approximately 5% of the transaction processing market in Finland, and will have an opportunity to significantly increase that market share after the EMV standards become mandatory.

SEPA / Regulatory Changes

The Single Euro Payments Area (SEPA) initiative for the European financial infrastructure is designed to improve the efficiency of European cross border payments and implement a uniform set of standards across fragmented national markets for electronic euro payments (credit, ATM and card payments). The SEPA project includes the development of common financial instruments, standards, procedures, and infrastructure to enable economies of scale.

SEPA consists of:

- a single set of euro payment instruments : credit transfers, direct debits and card payments;

- efficient processing infrastructures for euro payments;

- common technical standards and common business practices.

SEPA has three phases: the design phase, which is substantially completed, and the implementation phase and migration phase.  SEPA’s goal is to have a critical mass of migrations to the SEPA standard by the end of 2010.

Though cross-border standardization, SEPA is designed to result in increased competition across each country in the European Union, with a higher number of competitors and fewer niches or special fields or incompatibilities. SEPA’s intended benefits include:

- reduction of costs of electronic money and of payment transactions through competition at the side of payment providers and banks;
- reduction of cash and increase of electronic payments through reduction of costs;
- increasing surveillance of (electronic) money flow particularly regarding money laundering and terrorism funding.

We believe that SEPA will present the Company with an opportunity to expand our service offering into other countries in Europe in a cost efficient manner.  Presently, each country has local rules, regulations, standards and/or required certifications for electronic payment processing. Therefore, there are significant costs to develop compliant applications for individual countries, creating substantial barriers to entry.

If SEPA is broadly adopted, we will be able to implement a single set of protocols and standards across multiple countries in Europe. This would allow us to expand are service offerings into additional countries in a more cost effective manner by avoiding the substantial cost and time required to customize applications for every local set of rules and regulations.

Although SEPA standards may also increase the number of competitors we face in Finland, as well as any countries we may expand into, management believes that Finland already has some of the lowest payment processing fees in Europe.  Thus, we believe that we should be able to offer cost-effective solutions in additional European countries while defending our current market share.

Other regulatory changes on national, regional and global levels could affect participants in the payment industry as well. Governmental concern regarding funding of international terrorism, international fraud as well competition and world trade issues all contribute to new laws and regulations affecting the payment industry.

PCI-DSS Compliance

In June 2005, American Express, Discover Financial Services, JCB, MasterCard Worldwide and Visa International founded the PCI Security Council. These requirements are based on an internationally recognized standard for information security practices.  The main tasks of the PCI council are:

-	Creating, owning and managing PCI for credit card data
-	Classifying a common audit requirement to certify compliance
-	Overseeing a certification process for security assessors and network scanning vendors
-	Instituting minimum qualification requirements
-	Retaining and publishing a list of certified assessors and vendors

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

Our objective is to provide solutions and services that enable secure and real-time movement of financial transactions incorporating hardware and software to enable credit, debit and ATM cards with PIN transactions. The key elements of our strategy are to:

(1)         Increase Market Share in Finland and Expand Into Other Scandinavian and European Countries

We believe we are well placed to capitalize on the various standards and regulatory changes taking place in the payment industry. We continue to focus heavily on our current base market in the Finnish region, as well as looking for opportunities in other European markets.  As described above, with the implementation of EMV standards, we believe we will have a significant opportunity to increase our market share in Finland, if we successfully execute of business plans.

In addition, we believe that the SEPA standards will also lower barriers to entry in other countries.  As SEPA standards are implemented, we will carefully review other countries in the European market, such as Sweden, where current processing rules and standards have limited competition and increased processing fees paid by banks and merchants.

(2)         Dominican Republic

We continue to roll out our product offering in the Dominican Republic.  We currently serve have deployed over 1,000 terminals to   merchants in the Dominican Republic and have implemented POS terminal sales.  We believe the terminal landscape to be in excess of 40,000 units and are aggressively targeting this market.

(3)         Offer Additional Value-Added Services to Current Customers

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

(4)         Capitalize on High Growth Opportunities in Emerging Markets / CUP

We intend to capitalize on high growth opportunities in emerging markets. The credit and debit card market in China, for example, has expanded dramatically in recent years as the country races to adopt and integrate global standards and technologies.  Our strategy to exploit the growth in credit card usage growth among Chinese cardholders has been to target the Chinese tourist market in Europe.

In August 2006, we entered into an agreement to become a Third Party Services Provider for China Unionpay Co., LTD., Shanghai, P.C., which we refer to as China Unionpay. Under this agreement, we have an opportunity to provide transaction processing services to China Unionpay credit card holders traveling in Europe.  Through our agreement with the French bank Natixis Paiements, we processed our first live transaction for CUP in June, 2008 in Paris, France.  We are actively pursuing additional banking relationships to allow us to expand our market for CUP transactions in Europe.

(5)         Secure Relationships with Additional European Merchant Banks

In order for us to increase our transaction processing volume outside of Finland, our ongoing goal is to secure relationships with an additional two to three European merchant banks, also known as acquiring banks. These banks, which are certified to accept credit card transactions on behalf of merchants, conduct a very substantial volume of traffic and have shown what we believe is an increasing trend to outsource their payment processing, creating a market opportunity for us.  We successfully implemented a relationship with the French bank Natixis Paiements with regard to our CUP offering, and continue to pursue additional merchant bank relationships.

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

Point-of-Sale Providers and Vendors

While big merchants carefully select their providers of payment services, small merchants tend to choose the payment provider that is recommended by the point-of-sale provider(s) they use. As a consequence, we are focusing to develop business relations with key point-of-sale providers and vendors that have their own customer base. This is done through a reseller program, which offers monetary compensation to resellers and explores common marketing strategies. We are constantly marketing to this fragmented segment in order to locate cooperation possibilities.

Marketing

Our marketing strategy has three major objectives: (1) to increase our profile and name recognition in the market; (2) to improve our position in our current customer field; and (3) to introduce us as a value-added partner to our resellers.

The first objective has been implemented by creating our overall image through basic one-to-one sales, new sales presentations and engaging web search companies to introduce us among the first hits when searching for payment providers. The work we are doing in this regard has resulted in new customers, who may contact us without sales personnel having to contact them first. In order to meet the second objective, we are actively working on printed information sheets, which are sent to current and potential customers. The third objective is being addressed by helping our resellers in both the commercial and technical fields; we have introduced a reseller program and are frequently meeting with our resellers.

Our board of directors believes that we are well positioned to take advantage of the various opportunities for growth in the market if  we have adequate capital to implement our business plans.  We are active in a growth market and we enjoy certain competitive advantages. During fiscal 2008, we generated on average approximately 1,600,000 transactions per month.  Management estimates that, due to new business wins and new service offerings, the average monthly transaction volume will amount to 8 million transactions by the end of calendar year 2009.

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

These systems have enabled us to meet the latest Visa and MasterCard standards and have paved the way for EMV compliance certification. We received EMV-certification for Visa®, MasterCard® and all domestic Finnish cards used with our Rahaxi-OTI(TM) Point Of Sale (point-of-sale) middleware solution from Luottokunta in Finland. We also  received the Finnish EMV certification required to sell Hypercom's Optimum range of  card payment terminals in Finland.

We are also capable of supporting the latest Visa 3D secure payment technology.  Management believes that with our investment in the upgraded NonStop systems running the newest ACI software, we can meet our projected increasing capacity needs. We are currently licensed to process 8,000,000 transactions per month and can increase this capacity with the addition of further licenses.

Research and Development

Our long-term growth strategy requires continued development of new processing products and adoption of new and changing standards. We believe that the timely development of new applications and enhancements is essential to maintain our competitive position in the market. We work closely with our customers to design systems and processes that meet their planned technical and production requirements. Our product development efforts focus on new products and improved versions of existing products. We do not conduct any pure research, and we purchase much of our software in off-the-shelf form from a third party software vendor. We invested in excess of $973,000 for fiscal 2008 and approximately $1,620,000 for fiscal 2007, which includes software costs which were expensed as incurred and costs which have been capitalized. Key development activities during fiscal 2008 included:

•	Introduction of card payment technology that detects VAT refund eligibility and converts currency in real time in connection with Global Refund and Hypercom at the Cartes 2005;
•	Introduced OTI, Open terminal interface, a turnkey solution for point-of-sale equipment
•	Introduced Rahaxi-oti(tm) (open terminal interface), an in-house developed and managed middleware solution for point of sale equipment vendors
•	Finnish EMV certifications of its in-house developed point-of-sale middleware software solution Rahaxi-OTI and the Hypercom T2100 Point-of-Sale payment terminal;
•	EMV certification with its long-term partner, leading Finnish Electronic Cash Register vendor CPU Oy; and
•	EMV certification from MasterCard for MasterCard Securecode online payment processing.

Customers

We have approximately 2,100 customers. Our clients include IKEA, Global Refunds, Finnair and Stockman. A significant percentage of our revenue is still being derived from a limited number of our customers, primarily Finnish customers for our transaction processing products.  We had one customer that accounted for approximately 45% of sales for the year ended June 30, 2008. Our two largest customers accounted for approximately 50% of our sales for the year ended June 30, 2008.

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
Sonera - X.25 and Telecom Lines
Spectra Technologies - point-of-sale manufacturer
TietoEnator - Hardware Housing
                   Thyron - point-of-sale manufacturer

 Acquiring and Issuing Banks

We are switching and processing electronic payment transactions for all the leading banks in Finland and have a contract with SEB/Euroline in Sweden, China Unionpay in China and Natisis Paiements in France.  We intend to link our customers to more banks in Europe during the course of fiscal 2008. We currently have links (electronic communications) in place with the following acquiring banks:

Luottokunta
Handelsbanken
SEB/Euroline
CEKAB
Nordea
Oko
Sampo
Alandsbanken
Samlink
PKK
Natixis Paiements

Employees

As of June 30, 2008, we had 54 full-time employees, as well as several consultants in various specialties. Of the total, four are senior management, four in finance and accounting, 10 in software development, two in project management, eight in office administration, eleven in sales and marketing, two in legal, four in business development, eight  in customer support and one in Investor relations.

Miscellaneous

There is no need for any government approval of our principal products and services in the markets we serve. There are no existing or, to our knowledge, probable governmental regulations on our business. We are not aware of any compliance issues with any environmental laws in connection with our business.

ITEM 1A.  RISK FACTORS

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

The financial statements included in this report have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred accumulated losses of $97,569,812 as of June 30, 2008. We do not expect to generate sufficient revenue to meet our cash requirements for the next twelve months. We will need to raise additional capital to continue meeting operational expenses. Our independent auditors have added an explanatory paragraph to their report of our financial statements for the year ended June 30, 2008 stating that our net losses, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. If we are not successful in raising sufficient additional capital, we may we may not be able to continue as a going concern, our stockholders may lose their entire investment in us.

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

We will likely need to recruit additional employees who are skilled in e-commerce, payment, funds management, payment reconciliation, Internet and other technologies. The failure to recruit these key personnel could have a material adverse effect on our business. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

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

Control by Our Officers and Directors May Override Wishes of Other Stockholders

Our officers and directors currently own common stock and opotions equal to over 25% of the outstanding shares of our common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to our management will be made exclusively by our officers and directors. Investors will only have rights associated with stockholders to make decisions that affect us. Accordingly, it could be difficult for the investors hereunder to effectuate control over our affairs.

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

In addition, the National Association of Securities Dealers, Inc. that operates the OTCBB, recently adopted a change to its Eligibility Rule, in a filing with the SEC. The change makes those OTCBB issuers that are cited for filing delinquency in its Form 10-K's/Form 10-Q's three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) would not be considered late. This rule does not apply to a company's Current Reports on Form 8-K.

As a result of these rules, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

We may have problems obtaining our independent accounting firm’s report on our compliance with Section 404 of the Sarbanes-Oxley Act.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting.  Commencing with our annual report for the fiscal year ending June 30, 2009, our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

Our auditors have not yet reviewed our Section 404 compliance.  How independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

We expect that we will need to hire and/or engage additional personnel and incur additional costs in order to obtain the auditor report required by Section 404.  Our independent accountants may disagree with our assessment and may issue a report that is qualified.

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

Shares Eligible For Future Sale

Most of the shares currently held by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933.  Due to recent changes to Rule 144, additional shares will become available for resale without registration. Under revised Rule 144, the holding period for non-affiliates was shorted from one year to six months and volume restrictions were eliminated, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 2.  PROPERTIES

Offices

We lease a 1,664 square foot office for our corporate headquarters in Dublin, Ireland for $9,867 per month. The lease expires in January 2011.

We lease 5,527 square feet of office space in Helsinki, Finland for $11,525 per month. This lease expires in February 2012. The lease contains provisions to increase the monthly lease amount to $13,420 effective March 1, 2009; $13,735 on March 1, 2010; and $14,051 on March 1, 2011.

We lease a 6,081 square foot office in Santo Domingo, Dominican Republic. This lease is for five years and expires in September 2011. The current rent is $10,600 per month.

All these offices are currently adequate for our needs.

Furniture and Equipment, Leasehold Improvements, and Computers

The furniture and equipment, leasehold improvements and computers owned by us are recorded at their acquisition cost, and are depreciated using the straight-line and declining methods. This equipment, which is required for the day-to-day operation of our business in our Finland, Dominican Republic, Ireland and Sweden offices, is currently valued at $165,990 and $187,323, respectively, as of June 30, 2008 and 2007.

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

ACI v. Rahaxi Processing Oy
On March 31, 2008, Rahaxi Processing Oy, a subsidiary of Freestar based in Helsinki, Finland, received a summons detailing legal proceedings to be taken against it by ACI Worldwide (EMEA) Limited (“ACI”), which is domiciled in Watford, United Kingdom pursuant to a written complaint filed on the 26th February 2008 in Helsinki District Court. ACI is claiming payment relating to outstanding invoices for services provided to the Company such as license fees, maintenance fees, support  and software fees and consultancy service fees pursuant to various agreements between ACI and the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From August 4, 2000 through March 2, 2001, our common stock was traded on the OTCBB under the symbol "FRSH". From March 5, 2001 through February 26, 2003, our common stock traded under the symbol "FSTI" (reflecting the name change from "Freedom Surf, Inc." to "Freestar Technologies"). From February 27, 2003, through November 7, 2004, our common stock traded under the symbol "FSRC" (reflecting the name change from "Freestar Technologies" to "FresStar Technology Corporation"). From November 8, 2004 to the present, our common stock has been traded under the symbol "FSRT" (reflecting the one for seven reverse split of common stock that occurred on November 8, 2004). The range of closing prices shown below is reported while trading on the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended June 30, 2008
	High	Low
Quarter Ended June 30, 2008	$0.14	$0.05
Quarter Ended March 31, 2008	$0.15	$0.04
Quarter Ended December 31, 2007	$0.20	$0.11
Quarter Ended September 30, 2007	$0.24	$0.14

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended June 30, 2007
	High	Low

Quarter Ended June 30, 2007	$0.31	$0.14
Quarter Ended March 31, 2007	$0.42	$0.23
Quarter Ended December 31, 2006	$0.44	$0.27
Quarter Ended September 30, 2006	$0.55	$0.35

Holders of Common Equity

As of September 30, 2008, we had approximately 284 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Information

We have not declared or paid a cash dividend to stockholders since we were incorporated. The board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Sales of Unregistered Securities

We made the following issuances of unregistered (restricted) securities during the fourth quarter of the fiscal year ended on June 30, 2008:

In April and June 2008, we issued a total of 2,000,000 shares of common stock with a fair value of $173,800 to nine employees of Rahaxi and Freestar Dominicana as a bonus.

In April 2008, we sold 800,000 shares of common stock to an investor for cash of $40,000.

In June 2008, we issued 7,710,000 shares of common stock to our Vice President and Chief Financial Officer for the conversion of Series B Preferred stock.

In June 2008, we issued 20,000,000 shares of common stock with a fair value of $1,000,000 to our President and Chief Executive Officer for services.  Also in June 2008, we approved the issuance of 15,000,000 shares of common stock with a fair value of $750,000 to our Vice President and Chief Financial Officer for services, which were issued subsequent to June 30, 2008.

In June 2008, we issued 2,996,000 shares of common stock in error. These shares were cancelled subsequent to June 30, 2008.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is based upon, and should be read in conjunction with, our audited consolidated financial statements and related notes included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

We intend to increase revenue from our core payment processing products, which include: (1) Authorization: transaction fees derived from processing point of sale terminal transactions; (2) Dynamic Currency Conversion support services: we will provide support for transaction gateway services and settlement of credit card transactions utilizing dynamic currency conversion to merchants and participating banking institutions; (3) Consulting and Software Development Fees: consulting services and customized software development provided to financial institutions and merchants and fees earned by PLC; (4) Sale of Point of Sale solutions: sales of point of sale terminals; and (5) Private Label Cards: transaction management services provided for a private label card issuer. Our revenue for the year ended June 30, 2008 was primarily generated from transaction fees, sales of point of sale terminals through our Finland operations and consulting fees through PLC, as well as through customized software development fees.

Effective November 2006, the Company has acquired 50% of the outstanding capital stock of Project Life Cycle Partners, Ltd. (“PLC”), a technology consulting firm located in Dublin, Ireland.  PLC is a niche project consulting firm specializing in the management and implementation of information systems projects.  PLC has international experience within the financial services and telecommunication sectors.

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

Management believes that our primary short and medium-term growth opportunities will be derived form the European marketplace and a significant portion of our resources, both financial and personnel, will be directed towards developing those opportunities. We believe that our anticipated growth and ultimate profitability will depend in large part on the ability to promote our services, gain clients and expand our relationship with current clients. Accordingly, we intend to invest in marketing, strategic relationships, and development of our client base.

Results of Operations

Revenue

Transaction processing and related revenue

Transaction processing and related revenue was $2,076,309 for the year ended June 30, 2008, compared to $1,945,512 during the prior year,  an increase of $130,797 or approximately 7%.  The Company process a total of 19,019,055 transactions during the year ended June 30, 2008, a decrease of 414,944 compared to  19,443,999 transactions processed during the prior year.  The primary reason for this was the loss of one customer but we expect to increase the number of transactions processed  throughout fiscal 2009 as we continue to expand our customer base.

Consulting services revenue

Consulting services revenue was $2,904,708 for the year ended June 30, 2008, compared to $1,349,963 during the prior year, an increase of $1,554,745 or approximately 115%. Consulting services revenue is primarily generated by the  Company’s subsidiary PLC.   The Company consolidated the results of PLC effective November 21, 2006.   We expect to report increased revenue from consulting services in the fiscal year ending June 30, 2009.

Hardware sales and related  revenue

Hardware sales and related revenue was $1,278,690 during the year ended June 30, 2008, compared to $484,860 during the prior year, an increase of $793,830 or approximately 164%. The Company began selling processing terminals and related equipment in

December 2006.  We expect to report increased hardware and related sales in the year ending June 30, 2008 as we not only increase actual hardware sales to our expanding customer base, but began to recognize revenue from annual maintenance fees and service initiation fees, which we began to recognize at June 30, 2007.

For the reasons above, total revenue for the year ended June 30, 2008 was $6,259,707 compared to $3,780,335 for the year ended June 30, 2007, an increase of $2,479,372 or approximately 66%.

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

All of our revenue for the year ended June 30, 2008 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 55% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of fiscal 2008. We believe that this customer concentration will be diluted in the latter half of fiscal 2009 as we pursues operations outside of Finland. All of our revenues for the twelve months ended June 30, 2008 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this trend to continue through fiscal year 2009.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $2,313,929 for the year ended June 30, 2008, compared to $2,330,561 for the prior year ended June 30, 2007, a  decrease of $16,632 or approximately 1%. The reason for the decrease is the impairment charge for our software that we recorded during the year ended June 30, 2008.  We no longer charge the amortization of software or software licenses to cost of goods sold.  We expense all costs associated with maintaining, and many of the costs of improving, our processing and customer support capabilities. These costs do not always change in direct relation to sales, and in fact often increase in advance of any potential increase in sales which they may support.

Cost of consulting services

Cost of consulting services revenue was $2,146,766 for the year ended June 30, 2008, compared to $816,122 for the prior year ended June 30, 2007. an increase of $1,330,644 or approximately 163%.  Consulting services revenue is primarily generated by our subsidiary company PLC Partners, Ltd. We began to consolidate the results of PLC Partners, Ltd. effective November 21, 2006.

Cost of hardware and related revenue

Cost of hardware and related revenue was $834,950 during the year ended June 30, 2008, compared to $589,472 during the prior year, an increase of $245,478 or approximately 42%. The Company began selling processing terminals and related equipment in December 2006.  Included in cost of hardware revenue are terminals shipped to customers as test and demonstration units, as well as items replaced or returned.

For the reasons above, total cost of revenue was $5,295,645 for the year ended June 30, 2008, compared to $3,736,155 for the year ended June 30, 2007, an increase of $1,559,490 or approximately 42%.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19,737,217 for the year ended June 30, 2008 compared to $16,251,713 for the year ended June 30, 2007, an increase of $3,485,504 or approximately 21%. The primary components of selling, general, and administrative expenses for the year ended June 30, 2008 were: consulting fees of $9,427,248 to service providers for financial consulting and other professional services; $9,063,697 of this amount consists of non-cash compensation in the form of stock, stock options, and warrants. Other components of selling, general, and administrative expenses for fiscal year 2008 included payroll and related costs of $7,509,789; $2,632,088 of this amount consists of non-cash compensation to management and employees in the form of stock and stock options; facilities expense (rent, telephone, utilities, and maintenance) of $1,160,657; travel and entertainment costs of $508,072; legal and accounting fees of $343,802; depreciation and amortization of $807,047; investor relations of $18,200; $44,526 for recruiting, $56,082 for freight and delivery, $120,872 for advertising and marketing, and $24,810 for repair and maintenance.

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

Impairment of Software

Cost of impairment of software was $4,086,502 for the year ended June 30, 2008 representing the cost of capitalized software and software licenses.  There was no such charge during the year ended June 30, 2007.

Additional Cost of  Acquisition

During the year ended June 30, 2008, the Company issued an additional 1,111,110 shares of common stock with a fair value of $192,555 pursuant to the terms of the acquisition of PLC Partners, Ltd.  There was no such charge during the year ended June 30, 2007.

Interest Expense

Interest income (expense) net was ($47,374) for the year ended June 30, 2008, compared to ($3,018) for the year ended June 30, 2007, an increase of ($44,356) or approximately 1470%. The increase is due primarily to interest cost associated with vendor financing.

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

Minority Interest in Net Income of Subsidiary

The Company recorded the minority interest in the net income of its subsidiary PLC Partners, Ltd. of $39,855 during the year ended June 30, 2008, compared to $62,991 during the year ended June 30, 2007, a decrease of $23,136 or approximately 37%.

Net Loss

For the reasons stated above, we recorded a net loss of $23,150,901 for the year ended June 30, 2008 compared to $16,305,197 for the year ended June 30, 2007, an increase of $6,845,704 or approximately 42%.

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

Commitments

Our total commitments under non-cancelable operating leases at June 30, 2008 are as follows:

Years ending June 30,
2009	$427,488
2010	$407,907
2011	$362,359
2012	$138,909
2013	$--
Total	$1,336,663

Operating Activities

The net cash used in operating activities was $3,713,921 for the year ended June 30, 2008 compared to $5,686,036 for the year ended June 30, 2007, an decrease of $1,972,115 or approximately 35%. The primary reason for the decrease in cash used in operating activities was a change in the components of working capital, which had the effect of reducing cash outflow: current assets (other than cash) decreased by $326,587, and current liabilities increased by $1,899,986.   The primary components of cash used in operating activities during the current period are the net loss of ($23,150,901), partially offset by the non-cash charges of non-cash compensation of $11,695,785; depreciation and amortization of $807,047; impairment of intangible assets of $4,086,502; and bad debt expense of $51,203.

Investing Activities

Net cash used in investing activities was $470,589 during the year ended June 30, 2008 compared to $1,289,457 for the year ended June 30, 2007, a decrease of $818,868 or approximately 64%. This decrease was primarily due to lower costs related to software enhancement of our transaction processing system, and lower acquisition-related costs of PLC Partners, LLC.

Financing Activities

Net cash provided by financing activities was $4,694,474 for the year ended June 30, 2008, compared to $4,353,061 for the year ended June 30, 2007, an increase of $341,413 or approximately 8%.  The reason for the increase was due to increased costs associated with expanding our customer base .

Liquidity and Capital Resources

As of June 30, 2008, we had total current assets of $2,140,258 and total current liabilities of $4,665,496, resulting in a working capital deficiency of $(2,525,238). We had cash and cash equivalents of $692,802 at June 30, 2008, and an accumulated deficit of $97,569,812.

The independent auditors report on our June 30, 2008 financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

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

Recent Financings

In the past, we have been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $4,694,474 during the year ended June 30, 2008 compared to $4,353,061 for the year ended June 30, 2007, an increase of $341,413 or approximately 8%.

Prior Financing

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

As of June 30, 2008, the Company had received cash in the net amount $8,134,924 pursuant to the March Financing, and had issued 45,850,000 shares of common stock and warrants to purchase an additional 49,836,957 shares.  Warrants to purchase 24,836,957 shares expired on March 31, 2008, and warrants to purchase 25,000,000 shares remain outstanding at June 30, 2008, as detailed in the table below.

The Company also issued to consultants 4,600,000 shares of unregistered common stock and warrants to purchase an additional 13,000,000 shares of common stock at a price of $0.20 per share as a commission for work performed on the March Financing.  These warrants to purchase 13,000,000 shares expired on March 31, 2008.

The warrants to be issued pursuant to the investors in the March Financing are as follows:

			Outstanding
	Total		at
Exercise Price	Number		June 30,
Per Share	Issued	Expired	2008
$1.50	13,954,348	(6,954,348)	7,000,000
$2.50	10,964,130	(5,464,130)	5,500,000
$4.50	6,977,174	(3,477,174)	3,500,000
$5.50	6,977,174	(3,477,174)	3,500,000
$6.50	6,977,174	(3,477,174)	3,500,000
$8.50	3,986,957	(1,986,957)	2,000,000

	49,836,957	(24,836,957)	25,000,000

All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

PLC Acquisition

Effective November 21, 2006, the Company has acquired 50% of the outstanding capital stock of Project Life Cycle Partners, Ltd. (“PLC”), a technology consulting firm located in Dublin, Ireland. Total consideration for the transaction was $1,000,000, consisting of $200,000 cash and 2,222,220 shares of the Company’s common stock, valued at $0.36 per share based upon a 30-day average closing price per share. In accordance with the PLC purchase agreement, the Company issued an additional 1,111,110 shares since the 30-day average closing price per share of the Company’s stock was less than $0.36 on the on-year anniversary of the PLC acquisition. No additional shares or earn-outs are required to be paid for the PLC acquisition.

Additional Financing Required

Management plans to continue raising additional capital through a variety of fund raising methods during fiscal 2009 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Although we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

•	curtail operations significantly;
•	sell significant assets;
•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or
•	explore other strategic alternatives including a merger or sale;

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

Certain Indebtedness

Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve our cash. At June 30, 2008, $317,385 and $147,123 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.  At June 30, 2007, $49,901 and $81,649 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Paul Egan has also advanced the funds to the Company. These advances accrue interest at the rate of 7% per annum.  At June 30, 2008, the Company owned the amount of $217,613 to Paul Egan for advances, plus $9,179 of accrued interest.

Pursuant to Paul Egan’s and Ciaran Egan’s employment agreements, the Company provides the officers a car allowance. These allowance have not been paid during the year ended June 30, 2008. At June 30, 2008, the Company has accrued the amount of $30,786 to Paul Egan and $30,786 to Ciaran Egan for car allowances.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name ePayLatina S.A., and Freestar Dominicana, Inc. operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $108,352 for the year ended June 30, 2008.

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

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force ("EITF") No. 00-21, "Multiple-Deliverable Revenue Arrangements." EITF No. 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF No. 00-21 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. EITF No. 00-21 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of EITF No. 00-21.

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

Forward Looking Statements

This Form 10-K contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-K, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of our capital resources, need and ability to obtain additional financing, the features and benefits of our services, our operating losses and negative cash flow, and our critical accounting policies.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTART DATA

Consolidated financial statements as of and for the fiscal year ended June 30, 2008 and for the fiscal year ended June 30, 2007 are presented in a separate section of this report following Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Internal Control Over Financial Reporting – Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Under the supervision and with the participation of our management, including Mr. Paul Egan, our Chief Executive Officer, and Mr. Ciaran Egan, our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective. Please see the subsection “Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls” below.

This annual report does not include an audit report of our registered public accounting firm regarding internal control over financial reporting. In addition, Management's report on internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal controls

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our

Changes in internal controls

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our internal control over financial reporting as of June 30, 2008, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

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

The Company completed its review in order to design enhanced controls and procedures to remedy this deficiency, and determined that such escrows should be avoided in the future where possible, or an outside third-party escrow should be utilized. The Company is not aware of any other deficiencies in its system of disclosure controls and procedures.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Paul Egan, President/Chief Executive Officer/Director

Mr. Egan, age 45, has served as our Chief Executive Officer and President since August 2001. Mr. Egan founded ePayLatina S.A., which developed the PaySafeNow system and was acquired by Freestar in August 2001. Before founding ePayLatina, Mr. Egan was the vice-president of Inter-Leisure, S. A. Mr. Egan also worked with the South African firm ENGEN to oversee the new project division after their acquisition of Mobil Oil South Africa and to implement their construction projects and corporate identity. He studied construction management in Birmingham, England and worked for Trafalger House Construction Division on major projects in London Banking Districts. Mr. Egan attended Teenier College Dublin.

Ciaran Egan, Secretary/Treasurer/Chief Financial Officer/Director

Mr. Egan, age 44, has served as our Chief Financial Officer since August 2001. Mr. Egan joined ePayLatina S.A. in May 2001 where he took the position of vice president. From 1994 to 2001, he was employed by Midiron International Recruitment based in Johannesburg, South Africa, as managing director, with the central focus on establishing new markets in the Middle East, United Kingdom and Ireland. He was successful in obtaining and completing contracts with the Ministry of Defense and Aviation in Saudi Arabia and the United Arab Emirates. He also implemented contracts with the National Health Services in the United Kingdom as well as several private institutions in Ireland. Prior to that, Mr. Egan was the National Sales Director for Sellrange Ltd (Ireland). Mr. Egan graduated from Terenure College Dublin in 1982.

Fionn Stakelum, Director

Mr. Stakelum, age 38, was appointed to our board of directors in October 2002. Since 2003, he has also served as our Director of European Operations. Mr. Stakelum is an Irish national who holds a Bachelor of Commerce Degree (Hons) with a major in Systems Analysis obtained from University College Galway in 1990. His experience includes a position as a technical support engineer for the Corel Corporation, which he held from 1994 to 1996. Mr. Stakelum's experience also includes the position of localization software engineer, also for the Corel Corporation, for the period 1996 to 1997. He moved to Lotus Inc. in 1997 and remained there until 1999, when he joined Microsoft Inc. as a lead software development engineer (a position he held until the latter part of 2001). From that time to the present, Mr. Stakelum has functioned as an independent consultant. He was previously involved in the localization of MSOffice 2000 and XP in over 20 languages.

Carl M. Hessel, Director

Mr. Hessel, age 45, was appointed to our board of directors in April 2004. He founded Margaux Investment Management Group in 2001, which focuses on brokerage advisory and proprietary management services to international high-net-worth investors and their intermediaries. Prior to that, Bear Stearns employed Mr. Hessel from 1997 to 2001. He was employed as a vice president at Merrill Lynch from 1996 to 1997, where he was responsible for creating a global high-net-worth wealth management platform. Mr. Hessel began his career at Goldman Sachs International in 1993 and was employed there until 1996, where he was responsible for expanding its Scandinavian ultra high-net-worth market. Mr. Hessel received his MBA from Wharton Business School, University of Pennsylvania, with a degree in Finance and Management. He has also been awarded the Marcus Wallenberg Foundation Scholarship.

Killian McGrath, Director

Mr. McGrath, age 33,  joined our board of directors in June 2008.  Mr McGrath was educated at the Carmelite College in Castlemarter, Co Cork, and at St. Augustus College in Durgavan County, Waterford, Republic of Ireland. Mr McGrath set up and founded  construction companies in Germany, United States of America and in the  Republic of Ireland. He has been Managing Director of these various  international and domestic construction for more than 10  years and  these companies were involved in the development of major residential  and commercial developments in Europe and the United States. Through his involvement in the construction industry over the last 18  years he has also developed extensive contacts within the financial  services industry in Europe.

Key Employees

Jose Enrique Perez - Chief Technical Officer

Mr. Perez, age 48, joined Freestar as Chief Technical Officer in September 2006. His responsibilities are as head of our technology development and deployments, and will be in charge of developing new products and services. Previously, Mr. Perez was senior vice president, chief of global offshore development, and general manager of SIA Hypercom Latvia. Hypercom Corp. is a global leader in electronic payment products and services, headquartered in Phoenix. Mr. Perez was responsible for driving Hypercom's global offshore software strategy, delivering competitive software products worldwide, managing its development centers in Latvia and Russia and managing the SIA Hypercom Latvia operations. Prior to his 14 years in technology development and management at Hypercom, Mr. Perez was an Adjunct Professor at the Florida Computer and Business School. He is currently completing a Ph.D. in International Business at Kennedy-Western University, Agoura Hills, California. Mr. Perez is fluent in English, Russian, Spanish and Portuguese.

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

To our knowledge, based solely on the review of copies of such reports furnished to us during the year ended June 30, 2008, we are not aware of any reports which were not timely filed except as follows: (i) a Form 5 filed late on September 26, 2007 by Paul Egan reporting the conversion of Series B Preferred Stock into shares of Common Stock, (ii) a Form 4 filed late on February 21, 2008 by Carl Hessel reporting a stock option issuance and exercise by his spouse, Donna Hessel, (iii) Form 4 filed late on April 16, 2008 by Carl Hessel reporting grants of shares, (iv) a Form 4 filed late on July 23, 2008 by Paul Egan reporting a grant of shares, (v)  a Form 4 filed late on July 23, 2008 by Ciaran Egan reporting a grant of shares and the conversion of Series B Preferred Stock into shares of Common Stock, (vi) a Form 4 filed late on August 7, 2008 by Fionn Stakelum reporting the conversion of Series B Preferred Stock into shares of Common Stock, (vii) a Form 4  filed late on October 14, 2008 reporting the grant of options to Paul Egan, (viii) a Form 4 filed late on October 14, 2008 reporting the grant of options to Ciaran Egan and (ix) Killian McGrath failed to timely file a Form 3  in connection with his appointment to our Board of Directors. We expect the Form 3 filing to be made shortly after the filing of this Form 10-K.  All of these documents have been prepared and filed with the SEC. Other than these, we are not aware of any other required reports that were not timely filed with regard to the fiscal year ended June 30, 2008.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and senior officers, including our principal executive, financial and accounting officers. A copy of the Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K and is also available on our website at www.freestartech.com. We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Ethics described in Item 406(b) of Regulation S-B.

Committees of the Board Of Directors

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for an audit committee.

Audit Committee

Our audit committee consists of Paul Egan, Ciaran Egan, and Carl Hessel. The audit committee has not adopted a written charter. Our board of directors has determined that we do not have an audit committee financial expert serving on our audit committee; we have been unable to secure the services of such a person.

The primary responsibility of the audit committee is to oversee our financial reporting process on behalf of our board of directors and report the result of their activities to the board. Such responsibilities include, are not limited to, the selection, and if necessary the replacement, of our independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the two fiscal years ended June 30, 2008 and June 30, 2007, of our Chief Executive Officer and our other two executive officers whose annual compensation exceeded $100,000 in the fiscal year ended June 30, 2008. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(7)	Options Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation on Earnings ($)	All Other Compensation ($)	Total ($)
Paul Egan CEO/President / Director	(1) 2008	$440,788	$-	$1,000,000	$134,629	$-	$-	$26,447	$1,601,864
	(2) 2007	$276,301	$-	$-	$-	$-	$-	$2,002	$278,303

Ciaran Egan CFO/ Secretary / Treasurer / Director	(3) 2008	$440,788	$-	$750,000	$134,629	$-	$-	$26,447	$1,351,864
	(4) 2007	$254,405	$-	$-	$-	$-	$-	$2,002	$256,407

Fionn Stakelum Director / Director of European Operations	(5) 2008	$105,789	$-	$-	$-	$-	$-	$-	$105,789
	(6) 2007	$84,967	$-	$-	$-	$-	$-	$-	$84,967

(1) 2008 amounts for Paul Egan included the following:  salary consists of $440,788 from Mr. Egan's role as Chief Executive Officer of Freestar Technology; 20,000,000 shares of common stock with a fair value of $1,000,000; options to purchase 6,000,000 shares of common stock at a price of $0.05 per share, with a fair value of $134,629; and a car allowance (accrued but unpaid) of $26,447.

(2) 2007 amounts for Paul Egan included the following:  salary consists of $262,004 from Mr. Egan's role as Chief Executive Officer of Freestar Technology and $14,297 from Mr. Egan's position as Chief Executive Officer of our subsidiary Freestar Dominicana; and car allowance of $2,002 (accrued but unpaid).  During the year ended June 30, 2007, Paul Egan converted a total of 2,000,000 shares of preferred stock into a total of 13,700,000 shares of common stock.  There was no expense to the Company or income to Paul Egan as a result of these conversions.

(3) 2008 amounts for Ciaran Egan include salary of $440,788 from Mr. Egan's role as Chief Financial Officer of Freestar Technology; 15,000,000 shares of common stock with a fair value of $750,000, accrued but unissued at June 30, 2008; options to purchase 6,000,000 shares of common stock at a price of $0.05 per share, with a fair value of $134,629; and a car allowance (accrued and unpaid) in the amount of $26,447.

(4) 2007 amount for Ciaran Egan include the following: salary consists of $240,109 from Mr. Egan's role as Chief Financial Officer of Freestar Technology and $14,298 from Mr. Egan's position as Chief Financial Officer of our subsidiary Freestar Dominicana.

(5) 2008 amounts include $105,789 from Mr. Stakelum's role as Director of European Operations for Freestar Technology.

(6) 2007 amounts include $84,967 from Mr. Stakelum's role as Director of European Operations for Freestar Technology.  During the year ended June 30, 2007, Mr. Stakelum converted a total of 500,000 shares of preferred stock into a total of 855,000 shares of common stock.  There was no expense to the Company or income to Fionn Stakelum as a result of these conversions.

(7)  With respect to equity compensation, the dollar amounts shown above reflect the value of such awards under SFAS 123R as recognized in the financial statements.  With respect to stock awards, the value was calculated as the number of shares multiplied by the closing price on the grant date.

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on June 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option Expiration Date
Paul Egan	6,000,000	--	--	0.05	6-17-2009
Ciaran Egan	6,000,000	--	--	0.05	6-17-2009
Fionn Stakelum	--	--	--	--	--

Employment Agreements; Severance Agreements; Change of Control Agreements

We do not have any change of control agreements with our named executive officers.  On May 29, 2007, we entered into new employment agreements with each of Paul Egan and Ciaran Egan, which replace their prior employment agreements with the Company.  As described below, these agreements provide certain severance benefits if employment is terminated under certain circumstances.

Chief Executive Officer:

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

On June 17, 2008, the Board of Directors approved the following equity compensation for Paul Egan: (i) issuance of twenty million shares of fully vested common stock, subject to resale restrictions under Rule 144; (ii)  grant of options to purchase six million shares of restricted common stock at an exercise price of $0.05 per share, with half of such options having with a net exercise, or cashless exercise provision.

At June 30, 2008, the Company owed Paul Egan the amount of $317,385 in accrued salary, and an additional $30,786 in accrued car allowance. Also at June 30, 2008, the Company owed Mr. Egan $217,613 for cash advances he had made to the Company, plus an additional $9,179 for interest due on these advances. At June 30, 2007, the Company owed Paul Egan the amount of $49,901 in accrued salary, and an additional $2,022 in accrued car allowance. Also at June 30, 2007, the Company owed Mr. Egan $56,126 for cash advances he had made to the Company, plus an additional $264 for interest due o on these advances.

Chief Financial Officer:

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

On June 17, 2008, the Board of Directors approved the following equity compensation for Ciaran Egan: (i) issuance of fifteen million shares of fully vested common stock, subject to resale restrictions under Rule 144; (ii)  grant of options to purchase six million shares of restricted common stock at an exercise price of $0.05 per share, with half of such options having with a net exercise, or cashless exercise provision.

At June 30, 2008, the Company owed Ciaran Egan the amount of $147,123 in accrued salary, and an additional $30,786 in accrued car allowance. Also at June 30, 2008, the Company owed Mr. Egan $19,268 for cash advances he had made to the Company, plus an additional $2,069 for interest due on these advances.  At June 30, 2007, the Company owed Ciaran Egan the amount of $81,649 in accrued salary, and an additional $2,022 in accrued car allowance.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Egan	$-	$-	$-	$-	$-	$-	$-
Ciaran Egan	$-	$-	$-	$-	$-	$-	$-
Fionn Stakelum	$-	$-	$-	$-	$-	$-	$-
Killian McGrath	$-	$-	$-	$-	$-	$-	$-
Carl Hessel (1)	$-	$303,000	$-	$-	$-	$-	$303,303

(1) In fiscal 2008, we issued a total of 2,300,000 shares of common stock with a fair value of $303,000 to Mr. Hessel as director compensation.

All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees. Under our Non-Employee Directors and Consultants Retainer Stock Plan, our directors are eligible for grants of stock of stock options for their service as directors. In fiscal 2007, we adopted a Board compensation policy that provides $50,000 per year in compensation to our independent directors. Only Mr. McGrath qualified as an independent director.  Mr. McGrath joined the Board in June 2008 and did not receive any compensation during fiscal year 2008.

Other than Mr. McGrath, each of our directors also provides services as an employee or consultant. See “Summary Compensation Table” above in this Item 10, along with “Employment Agreements” below and Item 12 “Certain Relationships and Related Transactions” for a description of compensation granted to our directors in their capacities as employees and/or consultants and in the case of Mr. Hessel, for certain transactions with his spouse.

Compensation Committee Interlocks and Insider Participation

As noted above, we do not have any compensation committee.  Our entire Board of Directors, which includes our CEO - Paul Egan, CFO - Ciaran Egan, and Director of European Operations - Fionn Stakelum, all participated in deliberations regarding executive officer compensation. During fiscal year 2008, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding the beneficial ownership of shares of our Common Stock and Series A Preferred Stock by (i) all stockholders known to the us to be beneficial owners of more than 5% of the outstanding stock; and (ii) all directors, executive officers, and our key employees, individually and as a group.  As of September 26, 2008 there were 428,671,694 shares of Common Stock issued and outstanding, and  1,000,000 shares of Series A  preferred stock outstanding, each share of which is convertible into 1.71 shares of common stock upon the attainment of certain financial goals by the Company (which have not occurred).

	Class of
Name	Security	Shares	% of class
Paul Egan (1)	Common	55,168,093	12.7%
31 Mespil Road, Ballsbridge
Dublin 2 Ireland

Ciaran Egan (2)	Common	41,549,794	9.6%
31 Mespil Road, Ballsbridge
Dublin 2 Ireland

Carl M. Hessel (3)	Common	16,162,426	3.8%
31 Mespil Road, Ballsbridge
Dublin 2 Ireland

Fionn Stakelum	Common	2,357,143	0.5%
31 Mespil Road, Ballsbridge
Dublin 2 Ireland

Killian McGrath	Common	3,000,200	0.7%
31 Mespil Road, Ballsbridge
Dublin 2 Ireland

All Directors & officers	Common	115,237,456	26.8%
as a group (5 persons) (4)

(1) Total shares owned includes options to purchase 6,000,000 shares of common stock that are exercisable within 60 days from the date hereof.  1,000,000 shares of Series A Preferred Stock are not included since they are not convertible until the Company attains certain financial goals, which have not been achieved.

(2) Total shares owned includes options to purchase 6,000,000 shares of common stock that are exercisable within 60 days from the date hereof.

(3) 300,000 of the shares are held in the name of Isabella Hessel, Mr. Hessel’s daughter. 7,300,000 of the shares are held in the name of Donna Hessel, Mr. Hessel’s wife.

(4) Total shares owned includes options to purchase 12,000,000 shares of common stock that are exercisable within 60 days from the date hereof, as set forth in notes 1 and 2 above.

	Class of
Name	Security	Shares	% of class
Paul Egan	Preferred	1,000,000	100.0%
31 Mespil Road, Ballsbridge	Series A
Dublin 2 Ireland

Ciaran Egan	Preferred	-	0.0%
31 Mespil Road, Ballsbridge	Series A
Dublin 2 Ireland

Fionn Stakelum	Preferred	-	0.0%
31 Mespil Road, Ballsbridge	Series A
Dublin 2 Ireland

Carl M. Hessel	Preferred	-	0.0%
31 Mespil Road, Ballsbridge	Series A
Dublin 2 Ireland

Killian McGrath	Preferred	-	0.0%
31 Mespil Road, Ballsbridge	Series A
Dublin 2 Ireland

All Directors & officers	Preferred	1,000,000	100.0%
as a group (5 persons) (4)	Series A

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted four equity compensation plans (none of which have been approved by our shareholders):

(a) Directors and Consultants Retainer Stock Plans

On October 25, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 4 to this plan on December 20, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 75,000,000 shares of common stock have been registered under this plan as a result of Form S-8’s filed with the SEC. Through June 30, 2008, the Company had issued all 75,000,000 shares of common stock under this plan.

On February 1, 2007, the Company adopted the 2007 Directors and Consultants Stock Plan, authorizing an additional 35,000,000 shares of common stock for the same purposes as the Non-Employee Directors and Consultants Retainer Stock Plan. On April 17, 2008, the Company registered an additional 35,000,000 shares of common stock under the 2007 Directors and Consultants Stock Plan for a total of 70,000,000 shares registered under this plan.  During the year ended June 30, 2008, the Company issued 29,733,500  shares of common stock under this plan and reserved an additional 3,029,271 shares for the exercise of options.  At June 30, 2008, there is an aggregate of 30,985,222 shares available for issuance under the 2007 Directors and Consultants Stock Plan

(b) Stock Incentive Plans

On October 25, 2001, the Company adopted a Stock Incentive Plan (the company adopted Amendment No. 3 to this plan on December 20, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 70,000,000 shares of common stock have been registered under this plan under Form S-8’s filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through June 30, 2008, the Company had issued all 70,000,000 shares of common stock under this plan.

On February 1, 2007, the Company adopted the 2007 Stock Incentive Plan, authorizing an additional 35,000,000 shares of common stock for the same purposes as the Stock Incentive Plan. On April 17, 2008, the Company registered an additional 35,000,000 shares of common stock under the 2007 Stock Incentive Plan for a total of 70,000,000 shares registered under this plan.   During the year ended June 30, 2008, the Company issued 55,035,127  shares of common stock under this plan and reserved an additional 1,075,000  shares for the exercise of options. At June 30, 2008, there is an aggregate of 7,129,689 shares of common stock available for issuance under the 2007 Stock Incentive Plan.

Equity Compensation Plan Information
as of June 30, 2008

Equity Compensation Plan Information As of June 30, 2008
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of outstanding options, warrants and rights ($)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity Compensation Plans approved by security holders	None	None	None
Equity Compensation Plans not approved by security holders	(1) None
	(2) None
	(3)		30,985,222
	(4)		7,129,689
Total

(1) 2001Non-Employee Directors and Consultants Retainer Stock Plan
(2) 2001 Stock Incentive Plan
(3) 2007 Directors and Consultants Stock Plan
(4) 2007 Stock Incentive Plan

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Other than as set forth below, during the fiscal year ended June 30, 2008 there have been no relationships, transactions, or proposed transactions to which we were or are to be a party, in which any of the directors, executive officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

(a) On August 23, 2003, we entered into a consulting agreement with Margaux Investment Management Group S.A., which is controlled by Carl Hessel, its president. Under this consulting agreement, Margaux agreed to, among other things, provide advice and counsel regarding strategic business and marketing plans, strategy and negotiations with potential, clients/distributors, users/end-users, candidates, joint ventures, corporate partners, investors and capitalists. Under this agreement, we agreed to compensate Margaux the sum of 5,000,000 restricted shares of common stock per year for the two-year term of this agreement.  During the year ended June 30, 2007, we compensated Margaux the amount of $240,000 cash as commission for equity fundraising.

The 2003 consulting agreement expired and we entered into a new consulting agreement with Margaux dated as of August 15, 2008, with the following material terms: (i) two year term; (ii) Margaux to provide shareholder relations and public relation services, capital market support, financial advisory and related services regarding acquisitions or a sale of the company or its assets; and (iii) Margaux Compensation: five million total shares of restricted common stock issuable in two 2.5 million shares tranches at the execution of the Consulting Agreement and upon the one-year anniversary thereof; and fully vested options to purchase three million shares of restricted common stock at an exercise price of Two Cents (U.S. $0.02) above the closing price of the shares on the date of issuance of the options.

(b) The Company’s president, Paul Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company’s cash. At June 30, 2008, $317,385 of accrued salaries were owed to Paul Egan, compared to $49,901 at June 30, 2007.  The Company also owed the amount of $30,786 to Paul Egan for accrued automobile allowance.

(c) The Company’s chief financial officer, Ciaran Egan, who is also a shareholder, had delayed payment of a portion of his salary in order to conserve the Company’s cash. At June 30, 2008, $147,123 of accrued salaries were owed to Ciaran Egan, compared to $81,649 at June 30, 2007.  The Company also owed the amount of $30,786 to Ciaran Egan for accrued automobile allowance

(d) Paul Egan has advanced us funds for our operations. These amounts include advances of $217,613 and accrued interest of $9,179 at June 30, 2008 and advances of $56,126 and accrued interest of $264 at June 30, 2007.

(e)  Ciaran Egan has advanced us funds for our operations. These amounts include advances of $19,238 and accrued interest of $2,069 at June 30, 2008 and advances of $56,126 and accrued interest of $264 at June 30, 2007.

(f) On July 10, 2007, we entered into an agreement with Donna Hessel, the spouse of one of our directors, Carl Hessel.  Mrs. Hessel has considerable experience in the areas of finance and operations and provides the Company with strategic and operational consulting services pursuant to the agreement.  In connection with this consulting agreement, we issued Mrs. Hessel options to purchase 7,000,000 shares of our common stock at an exercise price equal to the current fair market value as of the date of the issuance of the options.  The options were valued at $850,926. Mrs. Hessel exercised those options in September, 2007.

(g) We are provided office space in Geneva, Switzerland at no cost to us by Mr. Hessel.

Policies and Procedures for Related Party Transactions

The Company conducts an appropriate review of all related party transactions that are required to be disclosed pursuant to Regulation S-K, Item 404 for potential conflict of interest situations on an ongoing basis and all such transactions must be disclosed to and approved by the entire Board of Directors of the Company.

Director Independence

Our Board of Directors is currently composed of five directors, of whom Killian McGrath would qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Because our common stock is traded on the NASD OTC Electronic Bulletin Board, which is not a securities exchange, we are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by RBSM LLP (“Accountant”)  and Stonefield Josephson, Inc. (collectively, "Accountants") for the audit of our annual financial statements, and review of financial statements included in our Form 10-QSB's: 2008: $163,091; and 2007: $161,262.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by RBSM LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees above:  2008:
 $6, 362; and 2007: $18,560.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by RBSM LLP for tax compliance, tax advice, and tax planning: $0.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by RBSM LLP, other than the services reported above: $0.

Pre-Approval of Services by Audit Committee

Our policy is to have the audit committee pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All services performed by our independent auditors in fiscal 2008 and fiscal 2007 were approved in accordance with the audit committee’s pre-approval policies.

PART IV

ITEM 15. EXHIBITS

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Freestar Technology Corporation

Date: October 14, 2008	By:	/s/ Paul Egan
President and Chief Executive Officer

KNOWN BY ALL PERSONS THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul Egan and Ciaran Egan, or any one of them, their attorneys-in-fact and agents with full power of substitution and re-substitution, for him and his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 14, 2008                              /s/ Paul Egan
Paul Egan, President, Chief Executive Officer (Principal Executive
Officer), and Director

Date: October 14, 2008                              /s/ Ciaran Egan
Chief Financial Officer, Secretary and Treasurer (Principal Financial
and Accounting Officer) and Director

Date: October 14, 2008                              /s/ Fionn Stakelum
Fionn Stakelum, Director

Date:  October 14, 2008                             /s/ Carl Hessel
Carl Hessel, Director

Date:   October 14, 2008                            /s/ Killian McGrath
Killian McGrath, Director

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation, dated November 17, 1999 (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 3, 2000).

3.2	Certificate of Amendment of Articles of Incorporation, dated September 8, 2000 (incorporated by reference to Exhibit 3.4 of the Form S-8 filed on August 17, 2001).

3.3	Certificate of Amendment to Articles of Incorporation, dated February 15, 2001 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 20, 2001)

3.4	Certificate of Amendment to Articles of Incorporation, dated December 15, 2002 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on March 12, 2003).

3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2003 (incorporated by reference to Exhibit 3.5 of the Form 10-QSB filed on March 12, 2003).

3.6	Bylaws, dated November 17, 1999 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 3, 2000)

3.7	Bylaws, as amended June 16, 2008 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on June 18, 2008)

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

4.3	Amended and Restated Stock Incentive Plan (Amendment No. 3), dated December 20, 2004 (incorporated by reference to Exhibit 4.2 of the Form S-8 point-of-sale filed on January 26, 2005).

4.4	Form of Option to Purchase Shares of Common Stock, dated February 21, 2005 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on May 12, 2005).

4.5	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on February 1, 2007)

4.6	2007 Stock Incentive Plan, as amended April 15, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 17, 2008)

4.7	Form of Stock Option Award Agreement under 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on April 17, 2008)

4.8	2007 Directors and Consultants Stock Plan (incorporated by reference to Exhibit 10.3 of the Form 8-K filed on February 1, 2007)

4.9	Form of Stock Agreement Award under 2007 Directors and Consultants Stock Plan (incorporated by reference to Exhibit 10.4 of the Form 8-K filed on February 1, 2007)

4.10	2007 Directors and Consultants Stock Plan, as amended April 15, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 17, 2008)

4.11	Certificate of Designation (Series A), dated June 9, 2005 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on October 20, 2005).

4.12	Certificate of Designation (Series B), dated June 9, 2005 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on October 20, 2005).

Number	Description
10.1 *	Employment Agreement between the Company and Angel Pacheco, dated April 1, 2005 (incorporated by reference to Exhibit 10 of the Form 8-K filed on May 10, 2005)

10.2	Lease Agreement dated December 13, 2006 for office space in Helsinki, Finland (incorporated by reference to Exhibit 10.7 of the Form 10-KSB filed on September 28, 2007)

10.3 *	Consulting Agreement with Donna Hessel dated July 9, 2007 (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on November 19, 2007)

10.4 *	Employment Agreement between the Company and Paul Egan, dated May 29, 2007 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 4, 2008).

10.5 *	Employment Agreement between the Company and Ciaran Egan, dated May 29, 2007 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 4, 2008).

10.6 *	Consulting Agreement with Margaux Investment Management Group, S.A. dated August 15, 2008 (filed herewith)

10.7 *	Option Agreement between the Company and Paul Egan, dated June 18, 2008 (filed herewith)

10.8 *	Option Agreement between the Company and Ciaran Egan, dated June 18, 2008 (filed herewith)

21	Subsidiaries of the Company (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

24.1	Power of attorney (included in signature page).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (furnished herewith).

* Indicates a management contract or compensatory plan or arrangement

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

FREESTAR TECHNOLOGY CORPORATION

FREESTAR TECHNOLOGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Freestar Technology Corporation

We have audited the accompanying consolidated balance sheets of Freestar  Technology Corporation and subsidiaries (the "Company") as of June 30, 2008 and 2007 and the related consolidated statements of losses and comprehensive loss,  stockholders' equity (deficiency), and cash flows for each of the two years in the period ended June 30, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

           /s/RBSM LLP

New York, New York
October 14, 2008

FREESTAR TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	June 30,
	2008	2007
Current assets:
Cash and cash equivalents	$692,802	$466,408
Accounts receivable, net of allowance for doubtful accounts of $91,483 and $54,903
at June 30, 2008 and 2007, respectively (note 3)	724,944	977,502
Other current assets (note 4)	143,482	103,988
Inventory (note 5)	579,030	918,947

Total current assets	2,140,258	2,466,845

Property, plant and equipment, net of accumulated depreciation and
amortization of $286,240 and $170,804 at June 30, 2008 and 2007, respectively (note 6)	165,990	187,323
Software license, net of accumulated amortization of $1,194,422 and $1,027,457	-	1,233,699
at June 30, 2008 and 2007, respectively (note 7)
Customer relationships and contracts, net of accumulated amortization of $1,158,413	1,790,836	2,100,756
and $848,493 at June 30, 2008 and 2007, respectively (note 7)
Software, net of accumulated amortization of $1,542,315 and $1,175,908	-	2,608,446
at June 30, 2008 and 2007, respectively (note 7)
Other long-term assets (note 8)	-	19,966

Total assets	$4,097,084	$8,617,035

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Accounts payable and accrued expenses (note 9)	$3,648,224	$2,485,629
Due to related parties (note 10)	774,209	191,984
Deferred revenue	243,063	87,897

Total current liabilities	4,665,496	2,765,510

Commitments and contingencies (note 18)
Minority interest	476,528	184,008
Stockholders' Equity (Deficiency): (notes 12, 13, 14)
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2008 and 2007	1,000	1,000
Convertible preferred stock, series B, $0.001 par value, 4,000,000 shares authorized;
0 and 2,000,000 shares issued and outstanding at June 30, 2008 and 2007, respectively	-	2,000
Additional paid-in capital - preferred stock	432,058	2,890,058
Common stock, $0.001 par value, 500,000,000 shares authorized; 377,416,332 and 233,783,452
shares issued and outstanding at June 30, 2008 and 2007, respectively	377,417	233,783
Additional paid-in capital - common stock	95,450,783	74,868,178
Common stock subscriptions receivable	(1,131,590)	(600,000)
Common stock subscribed	1,195,457	2,600,014
Accumulated deficit	(97,569,812)	(74,418,911)
Accumulated other comprehensive gain	199,747	91,395

Total (deficiency in) stockholders' equity	(1,044,940)	5,667,517

Total liabilities and (deficiency in) stockholders' equity	$4,097,084	8,617,035

The accompany notes form an integral part of these consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007
Revenue
Transaction processing	$2,076,309	$1,945,512
Consulting services	2,904,708	1,349,963
Hardware and related	1,278,690	484,860
Total revenue	6,259,707	3,780,335

Cost of revenue
Transaction processing	2,313,929	2,330,561
Consulting services	2,146,766	816,122
Hardware and related	834,950	589,472
Total cost of sales	5,295,645	3,736,155

Gross profit (loss)	964,062	44,180
Impairment of intangible assets (note 7)	4,086,502	-
Selling, general and administrative expenses	19,737,217	16,251,713

Loss from operations	(22,859,657)	(16,207,533)

Other income (expenses):
Additional cost of acquisition (note 2)	(192,555)	-
Interest expense, net	(47,374)	(3,018)

Loss before income taxes and minority interest in subsidiaries	(23,099,586)	(16,210,551)

Income taxes	11,460	31,655

Minority interest in net income of subsidiaries	39,855	62,991

Net Loss	(23,150,901)	(16,305,197)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	108,352	200,758

Comprehensive loss	$(23,042,549)	$(16,104,439)

Loss per share - basic and diluted	$(0.08)	$(0.08)

Weighted average shares outstanding - basic	290,577,264	196,749,780

Weighted average shares outstanding - diluted	298,291,550	206,241,306

The accompany notes form an integral part of these consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED JUNE 30, 2008

	Preferred stock					Common stock
	Series A		Series B
	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Additional paid-in capital	Common Stock Subscribed	Subscription receivable	Accumulated deficit	Accumulated Other Comp Inc ( Loss)	Total Shareholders Deficit
Balance at June 30, 2006	1,000,000	1,000	4,000,000	4,000	6,368,058	183,367,427	183,367	58,206,589	952,500	(175,792)	(58,113,714)	(109,363)	7,316,645

Shares issued to employee for services, previously subscribed						750,000	750	351,750	(352,500)				-

Shares issued to consultants for services to be performed through June 2008						10,199,997	10,200	2,989,699					2,999,899

Shares issued for prepaid rent						180,000	180	75,420					75,600

Fair value of stock options issued to consultants								3,502,407					3,502,407

Stock options exercised by consultants and employees						13,716,666	13,717	1,876,283		-			1,890,000

Common stock subscribed under financing agreement									2,600,000				2,600,000

Fair value of common stock issued to employees as bonuses						2,180,000	2,180	442,420					444,600

Fair value of options issued to employee as compensation								135,558					135,558

Cancellation of shares previously issued to consultant						(142,858)	(143)	(157,857)					(158,000)

Shares issued for PLC acquisition						2,222,220	2,222	797,778					800,000

Shares sold for cash, payment not yet received						4,000,000	4,000	596,000		(600,000)			-

Shares issued, previously subscribed						3,000,000	3,000	597,000	(600,000)				-

Shares of common stock issued for conversion of Series B preferred stock			(2,000,000)	(2,000)	(3,478,000)	13,700,000	13,700	3,466,286	14				-

Cash paid for commission on equity financing								(240,000)					(240,000)

Write-off subscriptions receivable										175,792			175,792

Restricted common stock issued						610,000	610	(610)					-

Minority interest in acquired subsidiary

Adjust unearned and deferred compensation for the period								2,229,455					2,229,455

Loss for the twelve months ended June 30, 2007											(16,305,197)	200,758	(16,104,439)

Balance at June 30, 2007	1,000,000	1,000	2,000,000	2,000	2,890,058	233,783,452	233,783	74,868,178	2,600,014	(600,000)	(74,418,911)	91,395	5,667,517

FREESTAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED JUNE 30, 2008
(CONTINUED)

Shares issued to consultants for services						29,969,500	29,970	4,529,286					4,559,256

Fair value of options granted to consultants								3,782,955					3,782,955

Options exercised by consultants for cash						45,715,127	45,716	2,762,585	(1,844)				2,806,457

Options exercised, not yet paid						9,320,000	9,320	270,280	-	(96,590)			10

Options exercised, shares not issued									447,287				630,287

Shares issued to employees for services						2,850,000	2,850	307,700					310,550

Shares issued for conversion of preferred stock			(2,000,000)	(2,000)	(2,458,000)	8,567,143	8,567	2,451,433					-

Shares issued pursuant to financing transaction, previously paid						13,000,000	13,000	2,587,000	(2,600,000)				-

Shares sold for cash in financing transaction						2,500,000	2,500	497,500					500,000

Shares issued pursuant to financing transaction, not yet paid						7,500,000	7,500	1,492,500		(1,500,000)			-

Cash received for shares previously issued in financing transaction						-	-	-		465,000			465,000

Shares sold for cash						800,000	800	39,200					40,000

Shares issued to Director as compensation						2,300,000	2,300	300,700					303,000

Shares issued to officer as compensation						20,000,000	20,000	980,000					1,000,000

Shares to be issued to officer as compensation									750,000				750,000

Options issued for officer compensation								268,538					268,538

Amortization of deferred compensation								599,770					599,770

Amortization of unearned compensation								121,701					121,701

Shares issued for acquistion of PLC						1,111,110	1,111	191,444					192,555

Cancellation of shares issued for subscription receivable								(600,000)		600,000			-

Adjust number of shares issuable to officer for conversion of preferred shares in prior period								13	-				13

Loss for the twelve months ended June 30, 2008											(23,150,901)	108,352	(23,042,549)

	1,000,000	$1,000	-	$-	$432,058	377,416,332	$377,417	$96,450,783	$1,195,457	$(1,131,590)	$(97,569,812)	$199,747	$(1,044,940)

The accompany notes form an integral part of these audited consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve	Twelve
	Months Ended	Months Ended
	June 30,	June 30,
	2008	2007
Cash flows used for operating activities:
Net loss	$(23,150,901)	$(16,305,197)
Minority interest in income loss of subsidiary	39,855	62,991
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Bad debt expense	51,203	33,403
Write-off subscriptions receivable	-	175,792
Depreciation and amortization	807,047	866,412
Impairment of intangible assets	4,086,502	-
Non-cash compensation	11,695,785	8,913,918

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	62,451	(236,586)
Inventory	223,040	(813,167)
Long term deposits and prepaid rent		(19,966)
Other current assets	(25,058)	100,211
Increase (decrease) in liabilities
Accounts payable and accrued expenses	1,758,764	1,256,271
Deferred revenue	155,166	87,897
Advances by officers	-	56,390
Payment of accrued salary to officers	-	135,594
Accrual of salary to officers	582,225	-

Total adjustments	19,436,980	10,619,160

Net cash used in operating activities	(3,713,921)	(5,686,036)

Cash flows provided by (used for) investing activities:
Purchase of fixed assets	(50,464)	(138,348)
Purchase of software and capitalized software cost	(420,125)	(973,372)
Investment in PLC, net of cash acquired	-	(177,737)
Net cash used in investing activities	(470,589)	(1,289,457)

Cash flows provided by (used for) financing activities:
Proceeds from sale of common stock	1,002,742	2,600,000
Comissions for sale of common stock	-	(240,000)
Proceeds from exercise of stock options/warrants	3,439,011	1,890,000
Cash contributed by officer of subsidiary	252,721	103,061

Net cash provided by financing activities	4,694,474	4,353,061

Net increase (decrease) in cash and cash equivalents	509,964	(2,622,432)

Foreign currency translation adjustments	(283,570)	119,705

Cash and cash equivalents, beginning of period	466,408	2,972,135
Cash and cash equivalents, end of period	$692,802	$469,408

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$31,655	$7,961

Shares of common stock issued to consultants for services	$4,559,256	$3,204,499

Shares of common stock issued to employees as compensation	$310,550	$158,600

Adjustment of unearned common stock for the period	$121,701	$36,899

Adjustment of deferred compensation for the period	$599,770	$2,192,555

Shares of common stock issued for subscriptions receivable	$1,500,000	$600,000

Shares of common stock issued to a director for services	$303,000	$0

Options issued as executive compensation	$268,538	$-

Common stock to be issued as executive compensation	$750,000	$-

Common stock issued as executive compensation	$1,000,000	$-

Cancellation of shares of common stock	$-	$(158,000)

Shares issuable to an employee for services	$-	$-

Fair value of options issued to consultants and employees	$3,502,407	$3,637,966

Shares issued, previously subscribed for cash	$2,600,000	$600,000

Cancellation of 25,000,000 shares of common stock issued
in a financing transaction	$-	$25,000

Shares issued for exercise of options, cash not received	$96,590	$-

Shares of common stock issued for prepaid rent	$-	$75,600

Shares issued, previously subscribed for services	$-	$352,500

Shares of common stock issued to acquire interest in subsidiary	$192,555	$800,000

Conversion of preferred stock to common stock	$2,460,000	$3,478,000

Cancellation of shares issued for subscription receivable	$600,000	$-

Acquisition of PLC Partners, LTD:

Accounts receivable	$-	$273,740
Property and equipment	-	2,381
Customer relationships and contracts	-	982,045
Current liabilities	-	(262,423)
Minority interest	-	(17,956)
Net Assets	$-	$977,787

Common stock Issued	$-	800,000
Cash paid	-	200,000
Cash balance upon acquisition	-	(22,213)
Net Assets	$-	$977,787

Fair value of additional shares issued for PLC Acquisition:	$192,555	$-

The accompany notes form an integral part of these audited consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 AND 2007

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

Going Concern

The   accompanying   consolidated   financial   statements have been  prepared in conformity with accounting  principles generally accepted in the United States of America,  which  contemplate  continuation of the Company as a going concern. However,  the Company has reported a net loss of $23,150,901 for the year ended  June 30, 2008 and  $16,305,197 for the year ended June 30, 2007, and had an accumulated deficit of $97,569,812  as of June 30, 2008, and $74,418,911 as of June 30, 2007.

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

Principles of Consolidation

The accompanying  consolidated  financial statements include the accounts of the Company and its wholly owned  subsidiaries  Rahaxi  Processing Oy (“Rahaxi”);   Freestar  Technologies  Ireland, Ltd. (“Freestar Ireland”) (and its wholly owned subsidiary Freestar Processing Oy. (“Freestar  Finland”)); and Sysnet Ireland, Inc. (“Sysnet Ireland”) as well as it’s 50% owned subsidiary, Project Life Cycle Partners, Ltd. (”PLC”).  The consolidation of Rahaxi was effective  January 16, 2003; the consolidation of Freestar Ireland was effective April 2002; the  consolidation  of Freestar  Finland was effective October 2002; and the consolidation of PLC was effective November 15, 2006. All material  intercompany  transactions have been eliminated upon consolidation of these entities.

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

For revenue from product  sales,  the Company  recognizes  revenue in accordance with Staff Accounting  Bulletin (“SAB”) No. 104,  “Revenue  Recognition,”  which superseded  SAB No. 101,  “Revenue  Recognition  in Financial  Statements.”  SAB No.101  requires  that four basic  criteria  must be met before  revenue  can be recognized:  (1) persuasive  evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is  reasonably  assured.  Determination  of  criteria  (3) and (4) are  based on management’s  judgments  regarding the fixed nature of the selling prices of the products  delivered and the  collectability  of those  amounts.  Provisions  for discounts and rebates to customers,  estimated returns and allowances, and other adjustments  are provided for in the same period the related sales are recorded. The Company  defers any revenue for which the product has not been  delivered or is subject to refund until such time that the Company and the  customer  jointly determine that the product has been delivered or no refund will be required. SAB No.  104   incorporates   Emerging   Issues  Task  Force   (“EITF”)  No.  00-21, “Multiple-Deliverable Revenue Arrangements.” EITF No. 00-21 addresses accounting for  arrangements  that may involve  the  delivery  or  performance  of multiple products,  services and/or rights to use assets. The effect of implementing EITF No.  00-21 on the  Company’s  consolidated  financial  position  and  results of operations was not significant. This issue addresses determination of whether an arrangement  involving more than one deliverable  contains more than one unit of accounting  and  how  the  arrangement  consideration  should  be  measured  and allocated to the separate units of accounting.  EITF No. 00-21 became  effective for revenue  arrangements entered into in periods beginning after June 15, 2003. For  revenue  arrangements  occurring  on or after  August 1, 2003,  the Company revised its revenue recognition policy to comply with the provisions of EITF No. 00-21.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $91,483 and $54,903 as of June 30, 2008 and 2007, respectively.

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

Research and Development

Research,  development, and engineering costs are expensed in the year incurred. These  costs were $390,988 for the year ended June 30,  2008 and  $692,888 for the year ended June 30, 2007.

Long-Lived Assets.

In accordance with SFAS No. 144, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 relates to assets that can be amortized and the life determinable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less the cost to sell. During the years ended June 30, 2008 and 2007, there were no such write-offs.

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

During the year  ended June 30, 2008, the Company recorded an impairment of its capitalized software and software licenses in the amount of $4,086,502 (note 7).

Advertising

The Company expenses advertising costs when incurred.  Advertising expense was $120,872 and $67,046 for the years ended June 30, 2008 and 2007, respectively.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2008 and 2007, and for the years then ended, the Company reported the foreign currency translation adjustment as other comprehensive income (loss) in the consolidated financial statements.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding warrants, options, and shares issuable upon conversion of preferred stock to common stock from the calculation of diluted net loss per share because these securities are anti-dilutive. The Company has excluded 31,461,414 and 55,574,586 of potential shares from the computation for the years ended June 30, 2008 and 2007, respectively.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $23,150,901 and  $16,305,197 for the years ended June 30, 2008 and 2007, respectively, and has an accumulated deficit of $97,569,812 as of June 30, 2008. The Company’s current liabilities exceeded its current assets by $2,525,238 and $298,665 as of June 30, 2008 and 2007, respectively .

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. Concentrations of credit risk with respect to trade receivables are limited to the large number of customers comprising the Company’s customer base. The Company’s customers are concentrated primarily in Europe and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $91,483 and $54,903 at June 30, 2008 and 2007, respectively. The Company’s two largest customers accounted for approximately 55% of its sales for the year ended June 30, 2008, and 50% of its sales for the year ended June 30, 2007.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated Other Comprehensive Income (Loss). Foreign currency transaction (losses)/gains are included in other comprehensive  income and totaled $108,352 and $200,758  in fiscal years 2008 and 2007, respectively.

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

A summary of option activity under the Company’s stock and option plans as of June 30, 2008, and changes during the period then ended are presented below:

	Options	Weighted Average Exercise Price
Outstanding at June 30, 2006	625,000	$0.34
Issued	500,000	0.14
Exercised	(50,000)	(0.15)
Forfeited or expired	--	--
Outstanding at June 30, 2007	1,075,000	$0.26
Issued	12,000,000	0.05
Forfeited or expired	--	--
Outstanding at June 30, 2008	13,075,000	$0.07
Non-vested at June 30, 2008	--	--
Exercisable at June 30, 2008	13,075,000	$0.07

During the year ended June 30, 2008, the Company issued options to purchase 6,000,000 shares of common stock at a price of $0.05 to each of its Chief Executive Officer and Chief Financials Officer (an aggregate of options to purchase 12,000,000 shares).  50% of these options are eligible to be converted on a cashless conversion basis.  The total fair value of  these options of  $268,538 was charged to operations during the twelve months ended June 30, 2008.

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2008 was $0. Aggregate intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.05 as of June 30, 2008, and the exercise price multiplied by the number of options outstanding. As of June 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $0. During the year ended June 30, 2008 the Company charged $268,538 to operations related to recognized stock-based compensation expense for employee stock options.

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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the year ended June 30, 2008, the Company recognized an impairment of its software and software licenses in the amount of $4,086,502.  The total net book value of software in service at June  30, 2008 is  $0. The total net book value of software under development at June 30, 2008 is $0. At June 30, 2008, total software capitalized under SFAS No. 86 is $0 (note 7).

Software costs also include the Enhanced Transactions Secured Software (“ETSS”), which was  originally  contributed  by the founder and president of  ePayLatina, S.A.,  Paul  Egan,  who is also  president  of the  Company.  This  software  is essential for the use of the Company’s ePayPad.  Software costs also include the development  costs related to adding  enhancements  to this software  consisting primarily of labor cost.  Software costs are amortized on a straight-line  basis over a  period  of three to six  years.    These costs have been amortized as of June 30, 2008.

Impairment of Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144).  The Statement   requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

During the year ended June 30, 2008, the Company management preformed an evaluation of its intangible assets (capitalized software) for purposes of determining the implied fair value of the assets at June 30, 2008. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value, as determined by discounted cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $4,086,502, net of tax, or $0.014 per share during the year ended June 30, 2008 to reduce the carrying value of the capitalized software to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates (See Note 7).

Significant recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us in the fiscal year beginning July 1, 2009, noncontrolling interests will be classified as equity in the Company’s balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income, respectively. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. We do not expect the adoption of SFAS No. 160 to have an impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. We do not expect the adoption of SFAS No. 161 to have a significant impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact, if any, that FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not currently expect the adoption of SFAS 162 to have a material effect on its consolidated results of operations and financial condition.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe the adoption of FSP APB 14-1 will have significant effect on its consolidated results of operations and financial condition.

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

Pursuant to the terms of the 50% acquisition of  PLC, the Company was obligated to issue to the PLC shareholders  additional shares of Freestar common stock representing the difference between $800,000 and the value of the Freestar Shares, calculated based on the one-year closing price. The number of shares issuable pursuant to this calculation is capped at 1,111,111.   The one year closing price was calculated as of November 21, 2007.  As of November 12, 2007, the Company owed to the PLC shareholders an additional 1,111,111 shares of common stock with a fair value of  $192,555.  The Company issued these shares and charged this amount to operations during the twelve months ended June 30, 2008.

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

	Twelve months ended June 30, 2007

	Actual	Proforma
Total revenues	$3,780,335	$4,538,097

Net income (loss):	$(16,305,197)	$(16,293,810)

Earnings per share- basic and diluted	$(0.08)	$(0.08)

3.  ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following at June 30, 2008 and 2007:

	2008	2007
Amounts receivable from customers	$816,427	$1,032,405
Less: Reserve for doubtful accounts	(91,483)	(54,903)
Accounts receivable, net	$724,944	$977,502

4.  OTHER CURRENT ASSETS

Other current assets consists of the following at June 30, 2008 and 2007:

	2008	2007
Prepaid expenses	$70,840	$79,433
Employee salary advances	11,049	12,830
Deposits	61,593	11,725
Total	$143,482	$103,988

5.  INVENTORIES

Inventory consists of the Company’s Point of Sale Terminals which have been purchased from third party manufactures, along with related equipment such as mounting brackets and cabling. Components of inventories as of June 30, 2008 and 2007 are as follows:

	2008	2007
Finished Goods	$579,030	$918,947
Total	$579,030	$918,947

6.  PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2008 and 2007 is as follows:

	2008	2007
Computer equipment	$210,791	$171,372
Furniture and office equipment	241,439	186,755
Less accumulated depreciation and amortization	(286,240)	(170,804)
Property and equipment, net	$165,990	$187,323

Depreciation  and  amortization  expense for property and equipment  amounted to $99,157 and $80,926  for the years ended June 30, 2008 and 2007, respectively.

During the year ended June 30, 2007, the Company sold fixed assets with a net book value of $0 for cash proceeds of $2,211 which resulted in a gain of $2,211 on the disposal of fixed assets.

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

During the year ended June 30, 2008, the Company management preformed an evaluation of its intangible assets, consisting of previously capitalized software and related software licenses,  for purposes of determining the implied fair value of the assets at June 30, 2008. The test indicated that the recorded remaining book value of its capitalized software and related software licenses exceeded its fair value, as determined by discounted cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $ 4,086,502, net of tax, or $0.014 per share during the year ended June 30, 2008 to reduce the carrying value of the capitalized software and related software licenses to $ 0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

The  identifiable  intangible  assets carrying values at June 30, 2008 are:

	Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$1,542,315	$1,542,315	$-	$-	4.6
Customer Relationships and Contracts	$2,949,249	$1,158,413	$1,790,836	$-	10.0
Software Licenses	$1,194,422	$1,194,422	$-	$-	10.0

The  identifiable  intangible  assets carrying values at June 30, 2007 are:

	Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$3,784,354	$1,175,908	$2,608,446	$-	4.6
Customer Relationships and Contracts	$2,949,249	$848,493	$2,100,756	$-	10.0
Software Licenses	$2,261,156	$1,027,457	$1,233,699	$-	10.0

Total  amortization  expense  charged to operations  for the years ended June 30, 2008 and 2007 was $707,890  and $782,486, respectively.  Total impairment expense charged to operations for the years ended June 30, 2008 and 2007 was $4,086,502 and $0, respectively.

Estimated amortization expense as of June 30, 2008 is as follows:

2009	$309,921
2010	309,921
2011	309,921
2012 and thereafter	861,073
Total	$1,790,836

8.             OTHER LONG TERM ASSETS

Other long term assets at June 30, 2008 is $0.  Other long term assets of $19,966 at June 30, 2007 consists of prepaid rent.

9.            ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2008 and 2007 are as follows:

	2008	2007
Accounts payable and accrued expenses	$3,330,480	$2,312,643
Payroll and related expenses	317,744	172,985
Total	$3,648,224	$2,485,628

10.           RELATED PARTY TRANSACTIONS

The Company’s President and Chief Executive Officer (“CEO) and  the Company’s Chief Financial Officer (“CFO) occasionally forego taking their salary payments in order to conserve the Company’s cash. The Company’s CEO  has also advanced funds to the Company.  These advances accrue interest at the rate of 7% per annum. At June 30, 2008, the Company owed the following to these executives  for accrued salaries, advances, and accrued interest:

	CEO	CFO	Total
Accrued Salary	$317,385	$147,123	$464,508
Advances	217,613	19,268	236,881
Accrued Interest	9,179	2,069	11,248
Accrued car allowance	30,786	30,786	61,572
Total	$574,963	$199,246	$774,209

At June 30, 2007, the Company owed the following to these executives  for accrued salaries, advances, and accrued interest:

	CEO	CFO	Total
Accrued Salary	$49,901	$81,649	$131,550
Advances	56,126	-	56,126
Accrued Interest	264	-	264
Accrued car allowance	2,022	2,022	4,044
Total	$108,313	$83,671	$191,984

PLC Expenses

Prior to the acquisition of PLC Partners, (note 2), the Company had utilized the services of PLC Partners as outside consultants to the Company.   The Company issued 650,000 shares of its common stock with a fair value of $240,000 to a principal of PLC Partners in October and November, 2006 as payment for these services.  The Company charged $240,000 to operations for these services  during the twelve months ended June 30, 2007.  During the twelve months ended June 30, 2007 and after the PLC acquisition, the Company issued an additional 500,000 shares of its common stock with a fair value of $145,000 to a principal of PLC Partners for services, and during the twelve months ended June 30, 2008, the Company issued an additional 2,250,000 shares of its common stock with a fair value of $241,250  to a principal of PLC Partners for services.

11. SEGMENT INFORMATION

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

The following table summarizes segment asset and operating balances by reportable segment:

	Twelve months ended June 30,
	2008	2007
Sales to external customers:
Corporate	$-	$33,987
Freestar Dominicana	314,581	-
Rahaxi	3,161,433	2,430,373
PLC	2,783,693	1,315,976
Total sales to external customers:	$6,259,707	$3,780,336

Depreciation and amortization:
Corporate	$491,259	$9,825
Freestar Dominicana	14,747	22,520
Rahaxi	300,388	833,850
PLC	653	217
Total depreciation and amortization:	$807,047	$866,412

General and administrative expense:
(not including depreciation and amortization)
Corporate	$15,043,852	$8,373,966
Freestar Dominicana	505,607	656,674
Rahaxi	3,233,564	2,125,738
PLC	545,117	342,000
Total general and administrative expense	$19,328,140	$11,498,378

Capital expenditures:
Corporate	$2,865	$47,640
Freestar Dominicana	12,593	26,713
Rahaxi	453,439	841,465
PLC	1,692	373,639
Total capital expenditures	$470,589	$1,289,457

Operating income (loss):
Corporate	$(15,535,111)	$(12,755,940)
Freestar Dominicana	(423,602)	(679,194)
Rahaxi	(2,905,599)	(2,930,036)
PLC	91,157	157,637
Total operating income (loss)	$(18,773,155)	$(16,207,533)

Impairment expense:
Corporate	$1,066,733	$-
Freestar Dominicana	-	-
Rahaxi	3,019,769	-
PLC	-	-
Total impairment expense	$4,086,502	$-

Interest Expense, Net:
Corporate	$4,020	$730
Freestar Dominicana	7,113	118
Rahaxi	36,241	2,170
PLC	-	-
Total Interest Expense	$47,374	$3,018

Segment assets:
Corporate	$913,411	$2,644,695
Freestar Dominicana	192,810	108,454
Rahaxi	1,321,379	4,226,610
PLC	1,669,484	1,637,276
Total segment assets	$4,097,084	$8,617,035

12. INCOME TAXES

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

At June 30, 2008, the Company has available for income tax reporting purposes a net operating loss carryforwards of approximately $33,800,000, which may be used to offset future taxable income and the majority expire in 2027, though the Ireland portion, of approximately $1,115,000, has no expiration period. The deferred tax asset related to the carryforward is approximately $9,900,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit because, in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited in accordance with Section 382 of the Internal Revenue Code, as amended.

Income tax expense for 2008 represents income taxes on our  Irish subsidiary.

Components of deferred tax assets as of June 30, 2008 are as follows:

Non Current:
Net operating loss carryforward	$9,900,000
Valuation allowance	(9,900,000)
Net deferred tax asset	$-

13.           EQUITY COMPENSATION PLANS

Non-Employee Directors and Consultants Retainer Stock Plan

On October 25, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 4 to this plan on December 20, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 75,000,000 shares of common stock have been registered under this plan as a result of Form S-8’s filed with the SEC. Through June 30, 2008, the Company had issued 75,000,000 shares of common stock under this plan.

On February 1, 2007, the Company adopted the 2007 Directors and Consultants Stock Plan, authorizing an additional 35,000,000 shares of common stock for the same purposes as the Non-Employee Directors and Consultants Retainer Stock Plan. On April 17, 2008, the Company registered an additional 35,000,000 shares of common stock under the 2007 Directors and Consultants Stock Plan for a total of 70,000,000 shares registered under this plan.  During the year ended June 30, 2008, the Company issued 47,473,996 shares of common stock under this plan and reserved an additional 1,075,000 shares for the exercise of options.  At June 30, 2008, there is an aggregate of 21,451,004 shares available for issuance under both the Non-Employee Directors and Consultants Retainer Stock Plan and the 2007 Directors and Consultants Stock Plan

Stock Incentive Plan

On October 25, 2001, the Company adopted a Stock Incentive Plan (the company adopted Amendment No. 3 to this plan on December 20, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 70,000,000 shares of common stock have been registered under this plan under Form S-8’s filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through June 30, 2008, the Company had issued 70,000,000 shares of common stock under this plan.

On February 1, 2007, the Company adopted the 2007 Stock Incentive Plan, authorizing an additional 35,000,000 shares of common stock for the same purposes as the Stock Incentive Plan. On April 17, 2008, the Company registered an additional 35,000,000 shares of common stock under the 2007 Stock Incentive Plan for a total of 70,000,000 shares registered under this plan.   During the year ended June 30, 2008, the Company issued 8,060,0184 shares of common stock under this plan and reserved an additional 3,029,271 shares for the exercise of options. At June 30, 2008, there is an aggregate of 58,910,545 shares of common stock available for issuance under both the Stock Incentive Plan and the 2007 Stock Incentive Plan.

14. STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise Price		Exercise Price
Range of		Remaining	of		of
Exercise	Number	Contractual	Outstanding	Number	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$0.15	166,666	7.2	$0.15	166,666	$0.15

$0.20	1,350,000	8.3	$0.20	1,350,000	$0.20

$0.49	756,303	4.7	$0.49	756,303	$0.49

$0.70	756,302	4.7	$0.70	756,302	$0.70

	3,029,271	6.5	$0.39	3,029,271	$0.39

Transactions involving stock options issued to consultants are summarized as follows:

	Weighted Average
	Number of Shares	Exercise Price
Options exercisable at June 30, 2006	1,679,271	$0.39

Granted	15,016,666	$0.14
Exercised	(13,666,666)	$0.14
Cancelled / Expired	--	--

Options at June 30, 2007	3,029,271	$0.39

Granted	55,035,127	$0.14
Exercised	(55,035,127)	$0.14
Cancelled / Expired	--	--

Options at June 30, 2008	3,029,271	$0.39
Non-vested at June 30, 2008	--	--
Vested at June 30, 2008	3,029,271	$0.39
--

The estimated value of the non-employee stock options vested during the years ended June 30, 2008 and 2007 were determined using the Black-Scholes option pricing model and the following assumptions: expected option life of .01 to 1 year, a risk free interest rate of 3.75 to 4.75%, a dividend yield of 0% and expected volatility of 97% to 116%. The amount of the expense charged to operations in connection with granting the options was $3,502,407 and $876,636 during the year ended June 30, 2008 and 2007, respectively.

During the twelve months ended June 30, 2007, the company extended the life of an option to purchase 1,428,571 shares of common stock granted to a consultant from 2 years to 10 years. The Company valued the increase in the term of this option at $64,616 and charged this amount to operations during the year ended June 30, 2007.

Employee Stock Options

During the twelve months ended June 30, 2008, the Company issued one-year options to purchase 6,000,000 shares of common stock at a price of $0.05 per share to each of its President and Chief Executive office and it’s Vice President and Chief Financial Officer (an aggregate of options to purchase 12,000,000 shares of common stock).During the year ended June 30, 2008 and 2007 the Company charged $268,538 and $119,226, respectively, to operations related to recognized stock-based compensation expense for employee stock options.  These options were not issued under either of the Company’s stock option plans.

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company’s common stock options issued to employees under its non-qualified employee stock option plans (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number of shares exercisable	Weighted Average Exercise Price of Exercisable Options
$0.14	500,000	9.2	$0.14	500,000	$0.14

$0.15	200,000	7.9	$0.15	200,000	$0.15

$0.47	375,000	7.8	$0.47	375,000	$0.47

	1,075,000	2.1	$0.26	1,075,000	$0.26

Transactions involving stock options issued to employees are summarized as follows:

	Weighted Average
	Number of Shares	Exercise Price
Options outstanding at June 30, 2006	625,000	$0.34

Granted	500,000	$0.14
Exercised	(50,000)	$0.15
Cancelled / Expired	--	--

Options outstanding at June 30, 2007	1,075,000	$0.26

Granted	--	--
Exercised	--	--
Cancelled / Expired	--	--

Options outstanding at June 30, 2008	1,075,000	0.26
Non-vested at June 30, 2008	--	--
Vested at June 30, 2008	1,075,000	$0.26

The weighted-average fair value of stock options granted to employees during the years ended June 30, 2008 and 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2008	2007
Risk-free interest rate at grant date	3.5%	4.5%
Expected stock price volatility	114 - 116%	105-115%
Expected dividend payout	--	--
Expected option life (in years)	1.0	10.0

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company’s common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Warrants	Number of Shares Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$0.98	642,857	4.45	$0.98	642,857	$0.98

$1.50	7,000,000	1.25	$1.50	7,000,000	$1.50

$2.50	5,500,000	1.25	$2.50	5,500,000	$2.50

$4.50	3,500,000	1.25	$4.50	3,500,000	$4.50

$5.50	3,500,000	1.25	$5.50	3,500,000	$5.50

$6.50	3,500,000	1.25	$6.50	3,500,000	$6.50

$8.50	2,000,000	1.25	$8.50	2.000.000	$8.50

	25,642,857	1.33	$3.89	25,642,857	$3.89

Transactions involving warrants are summarized as follows:

	Weighted Average
	Number of Shares	Exercise Price
Warrants outstanding June 30, 2005	3,571,428	$0.63

Granted	37,836,957	2.96
Exercised	(223,785)	0.21
Cancelled / Expired	--	--

Warrants outstanding at June 30, 2006	41,184,600	$2.77

Granted	--	--
Exercised	--	--
Cancelled / Expired	--	--

Warrants outstanding at June 30, 2007	41,184,600	$2.77

Granted	25,000,000	$3.96
Exercised	--	--
Cancelled / Expired	(40,541,743)	$2.80

Warrants outstanding at June 30, 2008	25,642,857	$3.89

During the twelve months ended June 30, 2008, the Company issued warrants to purchase 25,000,000 shares of common stock to investors in a private placement of equity securities (see note 15).

During the twelve months ended June 30, 2007, the Company extended the life of a warrant to purchase 1,428,571 shares of common stock granted to a consultant from 2 years to 10 years. The Company valued the increase in the term of this option at $194,688 and charged this amount to operations during the year ended June 30, 2007.

15. CAPITAL STOCK

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.001 per share. The Company has designated 1,000,000 shares of its preferred stock as Series A convertible preferred stock (“Series A Preferred”) and 4,000,000 shares as Series B convertible preferred stock (“Series B Preferred”). As of June 30, 2008, the Company had 1,000,000 shares of Series A Preferred and 0 shares of Series B Preferred issued and outstanding.  As of June 30, 2007, the Company had 1,000,000 shares of Series A Preferred and 2,000,000 shares of Series B Preferred issued and outstanding.

The Company has authorized 500,000,000 shares of common stock, with a par value of $0.001 per share. On November 8, 2004, the Company effected a one (1) for seven (7) reverse stock split of its authorized and outstanding shares of common stock; total authorized shares and par value remained unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split. The Company had 380,412,332 and  233,783,452 shares of common stock issued and outstanding as of June 30, 2008 and 2007, respectively.

Series A Preferred Stock

The terms of the Series A Preferred Stock are as follows:

The Series A Preferred shares rank senior to the common stock and each share of the Series A preferred is convertible, under certain conditions, at the option of the holders, into 1.71 shares (post reverse-split) of the Company’s common stock. The 1,000,000 shares of the Series A preferred stock outstanding at June 30, 2008 are thus convertible into 1,710,000 shares (post reverse-split) of the Company’s common stock. The holders of Series A Preferred shares may elect to convert there shares to the Company’s common stock upon the certification after 12 months that the Company has a before tax profit of at least $1,000,000 at which time, one-third of the preferred shares become convertible into common. Then, on each 12-month anniversary date, again on certification of before tax profits of at least $1,000,000, another one third of the preferred shares will convert to common until all of the Series A Preferred shares have been converted. For the years ended June 30, 2008 and 2007, the Company has not met the requisite before tax profits of $1,000,000 and accordingly, no Series A Preferred shares have been eligible for conversion to the Company’s common shares.

The Series A Preferred stockholders are not entitled to receive any dividends declared and paid by the Company but are entitled to all of the voting rights including the right to vote in person or by proxy. Each share of Series A Preferred stock receives 1.71 votes on any issue brought before the shareholders. The Company did not issue any Series A Preferred shares during the years ended June 30, 2008 and 2007.

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

Year ended June 30, 2007:

The Company’s President and Chief Executive Officer converted 1,000,000 of the Series B preferred shares into 12,000,000 shares of common stock.

The Company’s President and Chief Executive converted an additional  1,000,000 shares of Series B Preferred stock into a total of 1,710,000 shares of common stock.

At June 30, 2007, there remained outstanding 2,000,000 shares of the Company’s Series B preferred shares, convertible into a total of 8,565,000 shares of common stock.

Year ended June 30, 2008:

A board member converted a total of 500,000 shares of Series B Preferred stock was converted into 855,000 shares of common stock.

The Company’s Vice President and Chief Financial Officer converted a total of 1,500,000 shares of Series B Preferred stock into a total of 7,710,000 shares of common stock.

At June 30, 2008, there remain outstanding 1,500,000 shares of Series B preferred stock convertible at a rate 1-to-1.71 of common stock, or 2,571,429 shares of common stock issuable; and 500,000 shares of Series B preferred stock convertible at a rate of 12-to-1 of commons tock, or 6,000,000 shares of common stock issuable. At June 30, 2008, there are a total of 2,000,000 shares of Series B preferred stock outstanding, convertible into a total of  2,571,429 shares of common stock.

At June 30, 2008, there were no shares of Series B Preferred stock outstanding.

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

Pursuant to the March Financing, the Company agreed to issue 46 million shares of restricted common stock under Regulation S at $0.20 per share, plus warrants to purchase 50 million shares of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares were held in escrow by Carl Hessel ("Escrow Holder"), a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants.  Pursuant to the terms of the March Financing, the first payment of $4.6 million is due immediately, with a second payment of $4.6 million due within three months thereafter.

As of June 30, 2008, the Company had received cash in the net amount $8,134,924 pursuant to the March Financing, and had issued 45,850,000 shares of common stock and warrants to purchase an additional 49,836,957 shares.  Warrants to purchase 24,836,957 shares expired on March 31, 2008, and warrants to purchase 25,000,000 shares remain outstanding at June 30, 2008, as detailed in the table below.

The Company also issued to consultants 4,600,000 shares of unregistered common stock and warrants to purchase an additional 13,000,000 shares of common stock at a price of $0.20 per share as a commission for work performed on the March Financing.  These warrants to purchase 13,000,000 shares expired on March 31, 2008.

The warrants to be issued pursuant to the investors in the March Financing are as follows:

			Outstanding
	Total		at
Exercise Price	Number		June 30,
Per Share	Issued	Expired	2008
$1.50	13,954,348	(6,954,348)	7,000,000
$2.50	10,964,130	(5,464,130)	5,500,000
$4.50	6,977,174	(3,477,174)	3,500,000
$5.50	6,977,174	(3,477,174)	3,500,000
$6.50	6,977,174	(3,477,174)	3,500,000
$8.50	3,986,957	(1,986,957)	2,000,000

	49,836,957	(24,836,957)	25,000,000

All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

Sale of Securities

Year Ended June 30, 2007:

The Company issued 750,000 shares of common stock with a fair value of $352,500 to an employee for services. The amount of $352,500 was charged to operations during the prior year ended June 30, 2007.

The Company issued 10,199,997 shares of common stock with a fair value of $2,999,899 to consultants for services to be performed through June, 2008. The amount of $786,230 was charged to operations during the twelve months ended June 30, 2008, and $2,213,579 were charged to deferred compensation and will be amortized to expense during the year ending June 30, 2008.

The Company issued 610,000 shares of restricted common stock with a fair value of $158,600 to employees for services rendered. These shares vest in one year from the date of issuance. During the year ended June 30, 2008, the Company charged the amount of $36,899 to operations, and carried the balance of $121,701 as Unearned Common Restricted Stock on its balance sheet.

The Company issued 180,000 shares of common stock with a fair value of $75,600 as prepaid rent.

The Company issued 13,716,666 shares of common stock pursuant to the exercise of stock options for cash proceeds of $4,766,547.

The Company issued 2,180,000 shares of common stock with a fair value of $444,600 to employees as compensation.

The Company cancelled 142,858 shares of common stock previously issued to a consultant for services. The amount of the originally issued value of $158,000 was credited to operations during the year ended June 30, 2008.

The Company issued 2,222,220 shares of common stock for the acquisition of 50% of PLC Partners, Ltd. The fair value of $800,000 was allocated to the assets acquired.

The Company issued 4,000,000 shares of common stock for subscriptions receivable of $600,000. At June 30, 2008, payment for these shares has not yet been received.

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

Year ended June 30, 2008:

The Company issued 29,969,500 shares of common stock with a fair value of $4,559,271 to consultants for services provided.

The Company issued 45,715,127 shares of common stock pursuant to the exercise of options for cash proceeds of $3,439,011.

The Company issued 9,320,000 shares of common stock pursuant to the exercise options for which payment has not yet been received. The Company charged the amount due under these options exercises of $279,600 to subscriptions receivable.

The Company issued 2,850,000 shares of common stock with a fair value of $310,550 to employees as bonuses.

The Company issued 8,567,143 shares of common stock for the conversion of Series B Preferred stock.

The Company issued 1,111,110 shares of common stock as additional consideration pursuant to the terms of the acquisition of PLC Partners.

The Company issued 800,000 shares of common stock for cash proceeds of $40,000.

The Company issued 2,300,000 shares of common stock valued at $303,000 to a director as compensation for services performed.

The Company issued 20,000,000 shares of common stock with a fair value of $1,000,000 to its President and Chief Executive Officer for services performed.

The Company accrued the issuance of 15,000,000 shares of common stock with a fair value of $750,000 to its Vice President and Chief Financial officer for services performed.  The amount of $750,000 is on the Company’s balance sheet at June 30, 2008 as  subscriptions payable.

The Company received for cancellation 4,000,000 shares of common stock issued during the twelve months ended June 30, 2007 for subscriptions receivable of $600,000.  The Company reduced additional paid-in capital and subscriptions receivable by the amount of $600,000 during the twelve months ended June 30, 2008.

The Company issued 13,000,000 shares of common stock previously subscribed for cash in the amount of $2,600,000.

The Company issued 2,500,000 shares of common stock for cash of $500,000;

The Company issued 7,500,000 shares of common stock for which payment has not yet been received. The amount of $1,500,000 is carried as subscriptions receivable on the Company’s balance sheet at June 30, 2008;

The Company received cash of $465,000 for 2,325,000 shares of common stock previously issued.

The Company received cash of $630,300 pursuant to the exercise of options to purchase shares of common stock; this common stock has not been issued at June 30, 2008.

16. RESTRICTED STOCK

On April 17, 2007, the Company into Restricted Stock Agreements with fourteen employees for a total of 610,000 shares of S-8 registered common stock with a fair value of $0.26 per share for a total aggregate value of $158,600. These shares become fully vested one year from the date of issuance, or April 17, 2008.  As of June 30, 2008 and 2007, unearned compensation related to restricted stock agreements totaled $0 and $121,701, respectively.

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

On June 17, 2008, the Board of Directors approved the following equity compensation for Paul Egan: (i) issuance of twenty million shares of fully vested common stock, subject to resale restrictions under Rule 144; (ii)  grant of options to purchase six million shares of restricted common stock at an exercise price of $0.05 per share, with half of such options having with a net exercise, or cashless exercise provision.

At June 30, 2008, the Company owed Paul Egan the amount of $317,385 in accrued salary, and an additional $30,786 in accrued car allowance. Also at June 30, 2008, the Company owed Mr. Egan $217,613 for cash advances he had made to the Company, plus an additional $9,179 for interest due on these advances. At June 30, 2007, the Company owed Paul Egan the amount of $49,901 in accrued salary, and an additional $2,022 in accrued car allowance. Also at June 30, 2007, the Company owed Mr. Egan $56,126 for cash advances he had made to the Company, plus an additional $264 for interest due o on these advances.

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

On June 17, 2008, the Board of Directors approved the following equity compensation for Ciaran Egan: (i) issuance of fifteen million shares of fully vested common stock, subject to resale restrictions under Rule 144; (ii)  grant of options to purchase six million shares of restricted common stock at an exercise price of $0.05 per share, with half of such options having with a net exercise, or cashless exercise provision.

At June 30, 2008, the Company owed Ciaran Egan the amount of $147,123 in accrued salary, and an additional $30,786 in accrued car allowance. Also at June 30, 2008, the Company owed Mr. Egan $19,268 for cash advances he had made to the Company, plus an additional $2,069 for interest due on these advances.  At June 30, 2007, the Company owed Ciaran Egan the amount of $81,649 in accrued salary, and an additional $2,022 in accrued car allowance.

18. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leased the following facilities under non-cancelable lease agreements at June 30, 2008:

Santo Domingo, Dominican Republic: 6,081 square feet of office space under a five-year operating lease at the rate of $10,600 per months which expires in September 2011.

Helsinki, Finland: 5,527 square feet of office space under a lease at the rate of $11,525 per month which expires in February 2012. The lease contains provisions to increase the monthly lease amount to $13,420 effective March 1, 2009; $13,735 on March 1, 2010; and $14,051 on March 1, 20011.

Dublin, Ireland: 1,664 square feet of office space under a least at the rate of $9,867 per month through January 2011.

Stockholm, Sweden: 1,700 square feet of office space under a lease at the rate of $4,000 per month through March 2009.

The Company’s total commitments under non-cancelable operating leases at June 30, 2008 are as follows:

Years ending June 30,
2009	$427,488
2010	407,907
2011	362,359
2012	138,909
Thereafter	--

Total	$1,336,663

Rental expenses for office space charged to operations for the year ended June 30, 2008 and 2007 are $401,132 and $342,592, respectively.

Sales and Marketing Agreements

The Company has entered into various sales and marketing agreements. Under these agreements, the Company agreed to pay these sales/marketing partners a portion of the revenues brought in by these marketing firms. No material revenue has been recognized in relation to these sales agreements.

Legal Proceedings

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

ACI v. Rahaxi Processing Oy

On March 31, 2008, Rahaxi Processing Oy, a subsidiary of FreeStar based in Helsinki, Finland, received a summons detailing legal proceedings to be taken against it by ACI Worldwide (EMEA) Limited (“ACI”), which is domiciled in Watford, United Kingdom pursuant to a written complaint filed on the 26th February 2008 in Helsinki District Court. ACI is claiming payment relating to outstanding invoices for services provided to the Company such as license fees, maintenance fees, support  and software fees and consultancy service fees pursuant to various agreements between ACI and the Company.

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

19.  SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company issued the following shares of common stock:

3,300,000 shares of common stock pursuant to the exercise of stock options;

29,455,362 shares of S-8 common stock were issued to consultants and employees for services provided;

26,500,000 shares of common stock were issued to employees, officers, and directors pursuant to compensation or bonus plans.