Form 10-Q
period 2008-09-30
FREESTAR TECHNOLOGY CORP
filed 2008-11-19
CIK 1102301

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 18, 2008, there were 428,671,694 shares of Common Stock issued and outstanding.

i

ii

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
ASSETS	2008	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$506,915	$692,802
Accounts receivable, net of allowance for doubtful accounts of $31,709
and $91,483 at September 30, 2008 and June 30, 2008, respectively (note 2)	395,144	724,944
Other current assets (note 3)	151,330	143,482
Inventory (note 4)	562,428	579,030

Total current assets	1,615,817	2,140,258

Property, plant and equipment, net of accumulated depreciation and
amortization of $284,244 and $286,240 at September 30, 2008 and June 30, 2008	136,977	165,990
and June 30, 2008, respectively (note 5)
Customer relationships and contracts, net of accumulated amortization of $1,235,893
and $1,158,413 at September 30, 2008 and June 30, 2008, respectively (note 6)	1,713,356	1,790,836

Total assets	$3,466,150	$4,097,084

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Notes payable, current portion	$311,000	$-
Notes payable - related parties, current portion (note 8)	300,000	-
Accounts payable and accrued expenses (note 7)	3,354,106	3,648,224
Due to related parties (note 9)	840,891	774,209
Deferred revenue	266,244	243,063

Total current liabilities	5,072,241	4,665,496

Commitments and contingencies
Minority interest	576,005	476,528
Stockholders' (Deficiency): (notes 10, 11)
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2008 and June 30, 2008	1,000	1,000
Convertible preferred stock, series B, $0.001 par value, 4,000,000 shares
authorized; no shares issued and outstanding at September 30, 2008	-	-
and June 30, 2008
Additional paid-in capital - preferred stock	432,058	432,058
Common stock, $0.001 par value, 500,000,000 shares authorized; 426,671,694
and 377,416 shares issued and outstanding at September 30, 2008	426,672	377,417
and June 30, 2008, respectively
Additional paid-in capital - common stock	98,193,069	95,450,783
Common stock subscriptions receivable	(1,131,590)	(1,131,590)
Common stock subscribed	445,457	1,195,457
Accumulated deficit	(100,921,784)	(97,569,812)
Accumulated other comprehensive income	373,022	199,747

Total deficiency in stockholders' equity	(2,182,096)	(1,044,940)

Total liabilities and stockholders' equity	$3,466,150	$4,097,084

The accompany notes form an integral part of these unaudited consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007

Revenue
Transaction processing	$564,413	$487,723
Consulting services	518,349	605,977
Hardware and related	163,723	260,795
Total revenue	1,246,485	1,354,495

Cost of revenue
Transaction processing	353,014	634,267
Consulting services	240,890	389,260
Hardware and related	136,453	257,343
Total cost of sales	730,357	1,280,870

Gross profit (loss)	516,128	73,625

Selling, general and administrative expenses	3,791,896	5,431,549

Loss from operations	(3,275,768)	(5,357,924)

Other income (expenses):
Additional cost of acquisition (note 7)	-	(192,555)
Interest income (expense)	(12,584)	(19,213)

Loss before income taxes and minority interest in subsidiaries	(3,288,352)	(5,569,692)

Income taxes	-	-

Minority interest in net income (loss) of subsidiaries	63,620	69,586

Net Loss	(3,351,972)	(5,639,278)

Other - Comprehensive income : Gain on foreign exchange	173,275	136,826

Comprehensive loss	$(3,178,697)	$(5,502,452)

Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding - basic	416,660,635	245,442,924

Weighted average shares outstanding - diluted	416,660,635	253,175,265

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three	Three
	Months Ended	Months Ended
	September 30,	September 30,
	2008	2007
Cash flows used for operating activities:
Net loss	$(3,351,972)	$(5,639,278)
Minority interest in income loss of subsidiary	63,620	69,586
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Bad debt expense	(31,886)	-
Depreciation and amortization	94,337	228,368
Non-cash compensation	1,942,541	3,326,012
Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	413,242	155,152
Inventory	59,879	58,353
Other current assets	(1,947)	(3,651)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(537,512)	438,895
Deferred revenue	23,181	16,825
Accrual of salary to officers	66,682	140,539

Total adjustments	2,092,137	4,430,079

Net cash used by operating activities	(1,259,835)	(1,209,199)

Cash flows provided by (used for) investing activities:
Purchase of fixed assets	-	(27,409)
Purchase of software and capitalized software cost	-	(88,141)
Investment in PLC, net of cash acquired	-	-
Net cash used by investing activities	-	(115,550)

Cash flows provided by (used for) financing activities:
Proceeds from sale of common stock	-	500,000
Proceeds from issuance of notes payable	311,000	-
Proceeds from issuance of notes payable - related party	300,000	-
Proceeds from exercise of stock options/warrants	99,000	700,000
Cash contributed by officer of subsidiary	35,857	108,327

Net cash provided by financing activities	745,857	1,308,327

Net decrease in cash and cash equivalents	(513,978)	(16,422)

Foreign currency translation adjustments	328,091	28,026

Cash and cash equivalents, beginning of period	692,802	466,408
Cash and cash equivalents, end of period	$506,915	$478,012

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

Shares of common stock issued to consultants for services	$-	$2,103,375

Shares of common stock issued to employees as compensation	$168,000	$163,750

Adjustment of unearned common stock for the period	$-	$36,899

Adjustment of deferred compensation for the period	$-	$171,062

Shares of common stock issued for subscriptions receivable	$-	$1,500,000

Shares of common stock issued to consultants for services	$1,572,449	$-

Common stock issued to director	$125,000	$-

Fair value of options issued to consultants and employees	$77,092	$850,926

Conversion of preferred stock to common stock	$-	$360,000

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Freestar Technology Corporation, a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended June 30, 2008. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2008, and the results of operations and cash flows for the three months ended September 30, 2008 and 2007. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature Of Business Operations

The Company was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Dublin, Ireland; the Company also has offices in Helsinki, Finland; Stockholm, Sweden; Geneva, Switzerland; and Santo Domingo, the Dominican Republic.

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

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $3,351,972 for the three months ended September 30, 2008 and $23,150,901 for the year ended June 30, 2008, and had an accumulated deficit of $100,921,784 as of September 30, 2008.

The Company believes that anticipated revenues from operations will be insufficient to satisfy its ongoing capital requirements for the next 12 months.  If the Company’s financial resources  are insufficient, the Company will require  additional  financing in order to execute its operating plan and continue as a going  concern.  The Company cannot predict whether this  additional  financing will be in the form of equity or debt, or be in another form. The Company may not be able to obtain the necessary  additional capital on a timely  basis,  on  acceptable  terms,  or at all.  In any of these events,  the Company may be unable to implement its current plans for expansion, repay  its  debt  obligations  as they  become due, or  respond  to  competitive pressures,  any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

Management plans to take the following steps that it believes will be sufficient to  provide  the  Company  with the ability to continue as a going concern. Management  intends to raise financing  through the sale of its stock in private placements to individual investors.

Management  may also raise funds in the public markets.  Management believes that with this financing, the Company will be able to generate additional revenues that will allow the Company to continue as a going  concern.  This will be accomplished by hiring additional  personnel and focusing sales and marketing efforts on the distribution of product through key marketing  channels currently being  developed  by the  Company.  The Company  may also  pursue  the acquisition of certain strategic industry partners where appropriate, and may also seek to raise funds through debt and other financings.

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
SEPTEMBER 30, 2008
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
SEPTEMBER 30, 2008
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

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.026 as of September 30, 2008, and the exercise price multiplied by the number of options outstanding.  As of September 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 and $33,875 for the three month periods ended September 30, 2008 and 2007, respectively.

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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the year ended June 30, 2008, the Company recognized an impairment of its software and software licenses in the amount of $4,086,502.  At September 30, 2008, total software capitalized under SFAS No. 86 is $0. Total amortization expense related to software and software licenses charged to operations for the three months ended September 30, 2008 and 2007 was $0 and $127,474, respectively.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

During the year ended June 30, 2008, the Company management preformed an evaluation of its intangible assets (capitalized software) for purposes of determining the implied fair value of the assets at June 30, 2008. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value, as determined by discounted cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $4,086,502, net of tax, or $0.014 per share during the year ended June 30, 2008 to reduce the carrying value of the capitalized software to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates (note ).

Inventories

Inventory is stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of equipment held for resale.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us in the fiscal year beginning July 1, 2009, noncontrolling interests will be classified as equity in the Company’s balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income, respectively. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

2. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	June 30,
	2008	2008
Amounts receivable from customers	$426,853	$816,427
Less: Reserve for doubtful accounts	(31,709)	(91,483)
Accounts receivable, net	$395,144	$724,944

3.  OTHER CURRENT ASSETS

Other current assets consists of the following:

	September 30,	June 30,
	2008	2008
Prepaid expenses	$83,795	$70,840
Advances to employees	11,053	11,049
Deposits	56,482	61,593
	$151,330	$143,482

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

4. INVENTORY

Inventory consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories are as follows:

	September 30,	June 30,
	2008	2008
Finished goods	$562,428	$579,030
Total	$562,428	$579,030

 5. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	September 30,	June 30,
	2008	2008
Computer equipment	$205,138	$210,791
Furniture and office equipment	216,083	241,439
	421,221	452,230
Less: accumulated depreciation	(284,244)	(286,240)
Property and equipment, net	$136,977	$165,990

Total depreciation and amortization expense for property and equipment amounted to $16,857 and $23,464 for the three months ended September 30, 2008 and 2007, respectively.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
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

The identifiable intangible assets acquired and their carrying values at September 30, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Customer Relationships and Contracts	$2,949,249	$1,235,893	$1,713,356	$-	9.2

The identifiable intangible assets acquired and their carrying values at June 30, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Customer Relationships and Contracts	$2,949,249	$1,158,413	$1,790,836	$-	10.0

Customer relationships and contracts amortization expense charged to operations for the three months ended September 30, 2008 and 2007 was $77,480 and $77,480,  respectively.  Total amortization expense charged to operations for the three months ended September 30, 2008 and 2007 was $77,480 and $204,904,  respectively.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2008 and June 30, 2008 are as follows:

	September 30,	June 30,
	2008	2008
Accounts payable and accrued expenses	$3,117,808	$3,330,480
Accrued payroll and related expenses	235,298	317,744
	$3,354,106	$3,648,224

8.    NOTES PAYABLE

In July and August  2008, the Company signed four notes payable (the “6% Short Term Notes”) in the aggregate principal amount of $611,000. The 6% Short Term Notes are due six months from the date of the notes, and bear interest at the rate of 6% per annum.  The Company has the option to either  repay the principal and accrued interest due under the 6% Short Term Notes in cash or  in  common stock.  If paid in the form of common stock, the price will be 80% of the closing price of the Company’s common stock on the date of the notes.  During the three months ended September 30, 2008, the Company accrued interest in the amount of $5,234 on the 6% Short Term Notes.  At September 30, 2008, the principal and accrued interest of the 6% Short Term Notes are convertible into a total of 14,554,200 shares of the Company’s common stock.

One of the 6% Short Term Notes in the principal amount of $300,000 is payable to a board member of the Company (note 9).

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

 9.  DUE TO RELATED PARTIES

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

The Company owed the following to these executives for accrued salaries, advances,  accrued interest, and car allowance:

At September 30, 2008:

	CEO	CFO	Total
Accrued Salary	$365,909	$153,521	$519,430
Advances	216,549	18,536	235,085
Accrued Interest	12,660	4,382	17,042
Accrued car allowance	34,667	34,667	69,334
Total	$629,785	$211,106	$840,891

At June 30, 2008:

	CEO	CFO	Total
Accrued Salary	$317,385	$147,123	$464,508
Advances	217,613	19,268	236,881
Accrued Interest	9,179	2,069	11,248
Accrued car allowance	30,786	30,786	61,572
Total	$574,963	$199,246	$774,209

During the three months ended September 30, 2008, the Company received a loan in the amount of $300,000 from a director (see note 8).  At September 30, 2008, the accrued interest on this loan is $1,402. The combined principal and interest at September 30, 2008 of $301,402 is convertible at the Company’s discretion into shares of the Company’s common stock at the rate of $0.04 per share, which would result in the issuance of 7,535,050 shares. This note along with interest accrued at the rate of 6% is due on August 10, 2008.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
10. EQUITY

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

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
As of September 30, 2008, the Company had received cash in the net amount $8,134,924 pursuant to the March Financing, and had issued 45,850,000 shares of common stock and warrants to purchase an additional 49,836,957 shares.  Warrants to purchase 24,836,957 shares expired on March 31, 2008, and warrants to purchase 25,000,000 shares remain outstanding at September 30, 2008, as detailed in the table below.

The Company also issued to consultants 4,600,000 shares of unregistered common stock and warrants to purchase an additional 13,000,000 shares of common stock at a price of $0.20 per share as a commission for work performed on the March Financing.  These warrants to purchase 13,000,000 shares expired on March 31, 2008.

The warrants to be issued pursuant to the investors in the March Financing are as follows:

			Outstanding
	Total		at
Exercise Price	Number		September 30,
Per Share	Issued	Expired	2008
$1.50	13,954,348	(6,954,348)	7,000,000
$2.50	10,964,130	(5,464,130)	5,500,000
$4.50	6,977,174	(3,477,174)	3,500,000
$5.50	6,977,174	(3,477,174)	3,500,000
$6.50	6,977,174	(3,477,174)	3,500,000
$8.50	3,986,957	(1,986,957)	2,000,000

	49,836,957	(24,836,957)	25,000,000

All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Sales Of Securities

During the three months ended September 30, 2008, the Company issued the following shares of common stock:

The Company issued 29,455,362 shares of common stock with a fair value of $1,572,449 to consultants for services.

The Company issued 3,000,000 shares of common stock with a fair value of $168,000 to employees for services.

The Company issued 3,300,000 shares of common stock pursuant to the exercise of a options by consultants for $81,000 cash and subscriptions receivable of $18,000.

The Company issued 2,500,000 shares of common stock with a fair value of $125,000 to a director for services.

The Company issued 15,000,000 shares of common stock with a fair value of $750,000 to an officer pursuant to an executive compensation plan. The amount of $750,000 was accrued to common stock subscribed in a prior period.

Also during the three months ended September 30, 2008, the Company cancelled 4,000,000 shares of common stock previously subscribed.  The subscription receivable in the amount of $600,000 was written-off during the twelve months ended June 30, 2008.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

11.  STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	Number of shares exercisable	Weighted average exercise price of options
$0.15	166,666	7.0	$0.15	166,666	$0.15

0.20	1,350,000	8.1	0.20	1,350,000	0.20

0.49	756,303	4.4	0.49	756,303	0.49

0.70	756,303	4.4	0.70	756,303	0.70

	3,029,272	6.2	$0.39	3,029,272	$0.39

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2008	3,029,272	$0.39

Granted	3,300,000	0.03
Exercised	(3,300,000)	(0.03)
Cancelled / Expired	-	-
Options exercisable at September 30, 2008	3,029,272	$0.39

The non-employee stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2008 and 2007 was $77,092 and $817,034 respectively.

The weighted-average fair value of stock options granted to non-employees during the three months ended September 30, 2008 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2008	2007
Risk-free interest rate at grant date	3.00%	4.75%
Expected stock price volatility	121-123%	111%
Expected dividend payout	0	0
Expected option life (in years)	1.0	0.5

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company's common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of exercise prices	Number of shares outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price of outstanding options	Number of shares exercisable	Weighted average exercise price of exercisable options
$0.14	500,000	9.5	$0.14	500,00	$0.14
0.15	200,000	8.1	0.15	200,000	0.15
0.47	375,000	8.0	0.47	375,000	0.47
	1,075,000	8.7	$0.26	1,075,000	$0.26

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2008	1,075,000	$0.26

Granted	--	--
Exercised	--	--
Cancelled / Expired	--	--
Options outstanding at September 30, 2008	1,075,000	$0.26

Non-vested at September 30, 2008	-	-
Exercisable at September 30, 2008	1,075,000	$0.26

The employee stock based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2008 and 2007 was $0 and $33,875, respectively.

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company’s common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Warrants	Number of Shares Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$0.98	642,857	4.20	$0.98	642,857	$0.98

$1.50	7,000,000	1.00	$1.50	7,000,000	$1.50

$2.50	5,500,000	1.00	$2.50	5,500,000	$2.50

$4.50	3,500,000	1.00	$4.50	3,500,000	$4.50

$5.50	3,500,000	1.00	$5.50	3,500,000	$5.50

$6.50	3,500,000	1.00	$6.50	3,500,000	$6.50

$8.50	2,000,000	1.00	$8.50	2.000.000	$8.50

	25,642,857	1.08	$3.89	25,642,857	$3.89

	Number of Shares	Weighted Average Exercise Price
Warrants exercisable at June 30, 2008	25,642,857	$3.89
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at September 30, 2008	25,642,857	$3.89

FREESTAR TECHNOLOGY CORPORATON
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)
12. SEGMENT INFORMATION

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

	Three months ended Sept 30,
	2008	2007
Sales to external customers:
Corporate	$-	$-
Dominicana	156	67,844
Rahaxi	769,372	680,674
PLC	476,957	605,977
Total sales to external customers:	$1,246,485	$1,354,495

Depreciation and amortization:
Corporate	$80,520	$80,593
Dominicana	3,353	5,376
Rahaxi	10,261	142,316
PLC	203	83
Total depreciation and amortization:	$94,337	$228,368

General and administrative expense:
(not including depreciation and amortization)
Corporate	$2,626,910	$4,403,876
Dominicana	143,222	148,196
Rahaxi	814,192	701,017
PLC	113,235	77,463
Total general and administrative expense	$3,697,559	$5,330,552

Capital expenditures:
Corporate	$-	$-
Dominicana	-	-
Rahaxi	-	115,500
PLC	-	-
Total capital expenditures	$-	$115,500

Operating income (loss):
Corporate	$(2,707,430)	$(4,484,522)
Dominicana	(146,575)	(133,215)
Rahaxi	(544,392)	(879,359)
PLC	122,629	139,172
Total operating income (loss)	$(3,275,768)	$(5,357,924)

Interest Expense, Net:
Corporate	$7,264	$658
Dominicana	2,464	507
Rahaxi	2,856	18,048
PLC	-	-
Total Interest Expense	$12,584	$19,213

Segment assets:
Corporate	$784,288	$3,388,530
Dominicana	301,334	94,462
Rahaxi	806,395	4,228,647
PLC	1,574,133	703,131
Total segment assets	$3,466,150	$8,414,770

13. SUBSEQUENT EVENTS

In November 2008, the Company issued 2,000,000 shares of common stock to a consultant for services.

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

The Company's principal offices are in Dublin, Ireland. The Company also has offices in Helsinki, Finland; Geneva, Switzerland; and Santo Domingo, the Dominican Republic. While the Company's offices in Finland and Ireland will primarily focus on the European market, the Company's office in the Dominican Republic will continue to pursue opportunities in the Caribbean and Latin America. Management believes that these emerging markets could offer favorable opportunities in the longer term. The Company has achieved certification to become a third party services provider for China UnionPay. Through our agreement with the French bank Natixis Paiements, we processed our first live transaction for China UnionPay in June, 2008 in Paris, France.  We expect to continue to pursue additional banking relationships to allow us to expand our market for China UnionPay transactions in Europe.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

Revenue

For the reasons below, total revenue for the  three months ended September 30, 2008 was $1,246,485 compared to $1,354,495 for the three months ended September 30, 2007, a decrease of $108,010 or approximately 8%.

Transaction processing and related revenue

Transaction processing and related revenue was $564,413 for the three months ended September 30, 2008, compared to $487,723 during the prior year, an increase of $76,690 or approximately 16%. The Company processed a total of 5,248,917 transactions during the three months ended September 30, 2008, an increase of 123,243 or approximately 2.4 % compared to 5,125,674 transactions processed during the prior year.  The increase in the number of transactions processed was primarily related to the increase in the number of clients compared to the same period of the prior year. The Company invoices its customers in Euro. The average exchange rate of the U.S. Dollar compared to the Euro for the three months ended September 30, 2008 has declined by approximately 7% compared to the three months ended September 30, 2007, and this exchange rate difference should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $518,349 for the three months ended September 30, 2008, compared to $605,977 during the prior year, a decrease of $87,628 or approximately 14%. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC. The primary reasons for the decline in consulting services revenue can be attributed to the completion of projects under management during the period and the decline in the Euro compared to the U.S dollar.

Hardware and related  revenue

Hardware and related revenue was $163,723 during the three months ended September 30, 2008, compared to $260,795 during the prior year.  The primary reason for the decline in hardware related revenue is that the Company did not have sufficient levels of inventory to meet the demand from its customers.

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

All of our revenue for the three months ended September 30, 2008 has been derived from a limited number of customers, primarily Finnish customers for its transaction processing products. Approximately  57% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of the fiscal year ending June 30, 2009. We believe that this customer concentration will be gradually diluted in the latter half of the fiscal year ending June 30, 2009 as we continue to pursue operations outside of Finland. All of our revenues for the three months ended September 30, 2008 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this to continue through the fiscal year ending June 30, 2009.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $353,014 for the three months ended September 30, 2008, compared to $634,267 for the prior three months ended September 30, 2007, a decrease of $281,253 or approximately 44%. The primary reason for the decrease is related to the elimination of the amortization of capitalized software from cost of good sold as a result of the software impairment charge recorded during the fourth quarter of fiscal 2008.  Amortization of capitalized software costs  was $127,424 during the three months ended September 30, 2007.  The Company also experienced a reduction in development expenses as projects were completed and new products were brought to market.  It is important to note that many of our costs associated with maintaining and improving our processing and customer support capabilities are charged to cost of revenue, but these costs do not always change in direct relation to sales.

Cost of consulting services

Cost of consulting services revenue was $240,890 for the three months ended September 30, 2008, compared to $389,260 for the  three months ended September 30, 2007, a decrease of $148,370 or approximately 38%.  The primary reason for the decrease was that as various stages of projects came to completion less contractors were needed and therefore there was a reduction in contractor fees.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $136,453  during the three months ended September 30, 2008, compared to $257,343 during the prior year, a decrease of $120,890  or approximately 47%. The primary reason for the decrease was the reduction in actual hardware and related revenue caused by insufficient inventory levels.

For the reasons above, total cost of revenue was $730,357 for the three months ended September  30, 2008, compared to $1,280,870 for the three months ended September 30, 2007, a decrease of $550,513 or approximately 43%.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,791,896  for the three months ended September 30, 2008 compared to $5,431,549 for the three months ended September 30, 2007, a decrease of $1,639,653  or approximately 30%. The primary components of selling, general, and administrative expenses for the three months ended September 30, 2008 were: consulting fees of $1,754,027 to service providers for financial consulting and other professional services; $1,649,591 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants.  Other components of selling, general, and administrative expenses were payroll and related costs of $1,387,521, including $168,000 of non-cash compensation in the form of stock grants; facility costs  (rent, telephone, utilities, and maintenance) of $257,616; non-cash compensation paid to a director in the amount of $125,000, consisting of a stock grant; depreciation and amortization of $94,337; travel and entertainment costs of $73,975; and legal and accounting fees of  $70,575.

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

Interest Expense

Interest income (expense) net was ($12,584) for the three months ended September 30, 2008, compared to ($19,213)  for the three months ended September 30, 2007, a decrease of ($6,929) or approximately  35%. The decrease is due primarily to a decrease in vendor financing charges.

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

Net Loss

For the reasons stated above, we recorded a net loss of $3,351,972 for the three months ended September 30, 2008 compared to $5,639,278 for the three months ended September 30, 2007, a decrease of $2,287,306 or approximately 41%.

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

Operating Activities

The net cash used in operating activities was $1,259,835 for the three  months ended September 30, 2008 compared to $1,209,199 for the three months ended September 30, 2007, an increase of $50,636 or approximately 4%.  The primary components of cash used in operating activities during the current period are the net loss of ($3,351,972), partially offset by the non-cash charges of non-cash compensation of $1,942,541 and depreciation and amortization of $94,337.  The total amount of cash used in operating activities was also reduced by changes in the following components of working capital:  accounts receivable of $413,242; inventory of $59,879; accounts payable and accrued expenses of ($537,512); accrued salary due to officers of $66,682; deferred revenue of  $23,181; and other current assets of ($1,947).

Investing Activities

Net cash used in investing activities was $0 during the three months ended September 30, 2008 compared to $115,550 for the three months ended September 30, 2007, a decrease of $115,550 or approximately 100%.  During the current quarter, the Company curtailed its development activities as many of  its current projects have been completed.

Financing Activities

Net cash provided by financing activities was $745,857 for the three months ended September 30, 2008, compared to $1,308,327 for the three months ended September 30, 2007, a  decrease of $562,470  or approximately 43%.  The reason for the decrease was a decrease in cash provided from the sales of common stock of $500,000, a decrease in cash received from the exercise of stock options and warrants of $601,000, and a decrease in cash contributed by the officer of a subsidiary of $72,470. The Company raised $611,000 during the three months ended September 30, 2008 via a short-term loan from a director in the amount of $300,000 and other short-term loans in the aggregate amount of $311,000.

Liquidity and Capital Resources

As of September 30, 2008, we had total current assets of $1,615,817 and total current liabilities of $5,072,241, resulting in a working capital deficiency of ($3,456,424). We had cash and cash equivalents of $506,915 at September 30, 2008, and an accumulated deficit of $100,921,784.

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

As of September 30, 2008, the Company had received cash in the net amount $8,134,924 pursuant to the March Financing, and had issued 45,850,000 shares of common stock and warrants to purchase an additional 49,836,957 shares.  Warrants to purchase 24,836,957 shares expired on March 31, 2008, and warrants to purchase 25,000,000 shares remain outstanding at September 30, 2008.

In July and August  2008, the Company signed four notes payable (the “6% Short Term Notes”) in the aggregate principal amount of $611,000. The 6% Short Term Notes are due six months from the date of the notes, and bear interest at the rate of 6% per annum.  The Company has the option to either repay the principal and accrued interest due under the 6% Short Term Notes in cash or in common stock. If paid in the form of common stock, the price will be 80% of the closing price of the Company’s common stock on the date of the notes.   During the three months ended September 30, 2008, the Company accrued interest in the amount of $5,234 on the 6% Short Term Notes.   At September 30, 2008, the principal and accrued interest of the 6% Short Term Notes are convertible into a total of 14,554,200 shares of the Company’s common stock.

The independent auditor's report on the Company's June 30, 2008 financial statements included in our Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional financing, and ultimately, attain profitability.

Management plans to continue raising additional capital through a variety of fund raising methods during the fiscal year ending June 30, 2009 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Although the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The recent price and performance of our common stock could have a material adverse effect on our ability to obtain equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

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

Certain Indebtedness

Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve our cash. At September 30, 2008, $365,909 and $153,521 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Paul Egan and Ciaran have also advanced the funds to the Company. These advances accrue interest at the rate of 7% per annum.  At September 30, 2008, the Company owned the amount of $216,549 and $18,536 to Paul Egan and Ciaran Egan, respectively, for advances;  plus $11,258 and $4,382 to Paul Egan and Ciaran Egan, respectively, for accrued interest.

Pursuant to Paul Egan’s and Ciaran Egan’s employment agreements, the Company provides the officers a car allowance. These allowance have not been paid during the three months ended September 30, 2008, and the amounts of  $34,667 to Paul Egan and $34,667 to Ciaran Egan have been accrued at September 30, 2008.

During the three months ended September 30, 2008, the Company received a loan in the amount of $300,000 from a director (see note 8 of the accompanying financial statements).  At September 30, 2008, the accrued interest on this loan is $1,402.  The combined principal and interest at September 30, 2008, of $301,402 is convertible at the Company’s discretion into shares of the Company’s common stock at the rate of $0.04 per share, which would result in the issuance of 7,535,050 shares.   This note, along with interest accrued at the rate of 6% is due on August 10, 2009.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name ePayLatina S.A., and Freestar Dominicana, Inc. operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Exchange rates had a material, beneficial impact on our revenue for the three months ended September 30, 2008. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $173,275 for the three months ended September 30, 2008.

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

(c) REVENUE RECOGNITION

The Company recognizes revenues from contracts in which the Company provides only consulting services as the services are performed. The contractual terms of the agreements dictate the recognition of revenue by the Company.   Payments received in advance are eferred until the service is provided.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2008 our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation and due to the material weakness existing in our internal controls as of June 30, 2008 (described below) which has not been fully remediated as of September 30, 2008, we have concluded that as of September 30, 2008, our disclosure controls and procedures were ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings as reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-K filed with the SEC on October 14, 2008.  During the three months ended September 30, 2008, there were no material changes to the legal proceeding or investigations reported in such 10-K; however, one new legal proceeding was initiated against the Company, described below.

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

LITIGATION

As described under Legal Proceedings in our Form 10-K for the fiscal year ended June 30, 2008, the Company is subject to one lawsuit. From time to time, the Company is involved in a variety of claims, suits, investigations and proceedings arising from the operation of the Company's business. It is possible that such a matter could arise in the future and be resolved in a manner that ultimately would have a material adverse impact on the Company's business, and could negatively impact its revenues, operating margins, and net income.

IMPLEMENTATION OF SECTION 404 OF THE SARBANS-OXLEY ACT

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting.  This requirement first applied to our annual report on Form 10-K for the fiscal year ending June 30, 2008.  In addition, commencing with our annual report for the fiscal year ending June 30, 2009, our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on September 30, 2008 (not previously reported in a Form 8-K):

As reported in our Annual Report on Form 10-K filed October 14, 2008, in June 2008, we approved the issuance of 15,000,000 shares of common stock with a fair value of $750,000 to our Chief Financial Officer for services, which were issued in July 2008.  These shares were accrued during the twelve months ended June 30, 2008.

The Company issued 1,000,000 shares of common stock each to three employees (a total of 3,000,000 shares) as a bonus, valued at $168,000.

The Company issued 2,500,000 shares of common stock to Carl Hessel, a member of our Board of Directors, pursuant to his consulting agreement with the Company, valued at $125,000,.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

SUBSEQUENT EVENTS.

In November 2008, the Company issued 2,000,000 shares of common stock to a consultant for services.

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

FREESTAR TECHNOLOGY CORPORATION

Date: November 19, 2008	By:	/s/ Paul Egan
Paul Egan
Chief Executive Officer

Date: November 19, 2008	By:	/s/ Ciaran Egan
Ciaran Egan
Secretary/Treasurer/ Chief Financial Officer