Form 10-Q
period 2008-12-31
Rahaxi, Inc.
filed 2009-02-23
CIK 1102301

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

COMMISSION FILE NUMBER: 0-28749

Rahaxi, Inc.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of  February 23, 2009, there were 201,610,663  shares (post reverse split) of Common Stock issued and outstanding.

RAHAXI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	December 31,	June 30,
	2008	2008
	(Unaudited)
Current assets:
Cash and cash equivalents	$723,211	$692,802
Accounts receivable, net of allowance for doubtful accounts of $31,008
and $91,483 at December 31, 2008 and June 30, 2008, respectively (note 2)	269,084	724,944
Other current assets (note 3)	251,649	143,482
Inventory (note 4)	556,392	579,030

Total current assets	1,800,336	2,140,258

Property, plant and equipment, net of accumulated depreciation and amortization of
$294,959 and $286,240 at December 31, 2008 and June 30, 2008, respectively (note 5)	116,235	165,990
Customer relationships and contracts, net of accumulated amortization of $1,313,376
and $1,158,413 at December 31, 2008 and June 30, 2008, respectively (note 6)	1,635,873	1,790,836

Total assets	$3,552,444	$4,097,084

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses (note 7)	$3,781,832	$3,648,224
Notes payable, current portion (note 8)	311,000	-
Notes payable - related parties, current portion (note 8)	300,000	-
Due to related parties (note 9)	898,630	774,209
Deferred revenue	231,253	243,063

Total current liabilities	5,522,715	4,665,496

Commitments and contingencies
Minority interest	566,504	476,528
Deficiency in stockholders' equity: (notes 10, 11)
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Convertible preferred stock, series B, $0.001 par value, 4,000,000 shares
authorized; no shares issued and outstanding at December 31, 2008	-	-
and June 30, 2008
Additional paid-in capital - preferred stock	432,058	432,058
Common stock, $0.001 par value, 500,000,000 shares authorized; 174,392,663 and 125,805,444 shares issued and outstanding (post reverse-split) at
December 31, 2008 and June 30, 2008, respectively	174,392	125,805
Additional paid-in capital - common stock	101,744,074	95,702,395
Common stock subscriptions receivable	-	(1,131,590)
Common stock subscribed	829,457	1,195,457
Accumulated deficit	(106,121,374)	(97,569,812)
Accumulated other comprehensive gain	403,618	199,747

Total deficiency in stockholders' equity	(2,536,775)	(1,044,940)

Total liabilities and deficiency in stockholders' equity	$3,552,444	$4,097,084

The accompany notes form an integral part of these unaudited condensed consolidated  financial statements.

RAHAXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Revenue
Transaction processing	$494,349	$512,782	$1,058,762	$1,000,505
Consulting services	523,227	683,862	1,041,576	1,289,839
Hardware and related	358,192	252,069	521,915	512,864
Total revenue	1,375,768	1,448,713	2,622,253	2,803,208

Cost of revenue
Transaction processing	274,293	609,361	627,307	1,243,628
Consulting services	295,599	606,054	536,489	995,314
Hardware and related	100,428	192,312	236,881	449,655
Total cost of sales	670,320	1,407,727	1,400,677	2,688,597

Gross profit (loss)	705,448	40,986	1,221,576	114,611

Selling, general and administrative expenses	4,753,853	4,634,031	8,545,749	10,065,580

Loss from operations	(4,048,405)	(4,593,045)	(7,324,173)	(9,950,969)

Other income (expenses):
Financing cost	(1,131,590)	-	(1,131,590)
Additional cost of acquisition (note 7)	-	-	-	(192,555)
Interest income/(expense)	(19,603)	(11,198)	(32,187)	(30,411)

Loss before income taxes and minority interest in subsidiaries	(5,199,598)	(4,604,243)	(8,487,950)	(10,173,935)

Income taxes	-	-	-	-

Minority interest in net income (loss) of subsidiaries	(8)	(35,973)	63,612	33,613

Net Loss	(5,199,590)	(4,568,270)	(8,551,562)	(10,207,548)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	30,596	73,774	203,871	210,600

Comprehensive loss	$(5,168,994)	$(4,494,496)	$(8,347,691)	$(9,996,948)

Loss per share - basic and diluted (post reverse-split)	$(0.03)	$(0.05)	$(0.06)	$(0.11)

Weighted average shares outstanding – basic (post reverse-split)	149,321,431	95,821,254	143,775,652	88,799,271

Weighted average shares outstanding – diluted (post reverse-split)	149,321,431	95,821,254	143,775,652	88,799,271

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

RAHAXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six	Six
	Months Ended	Months Ended
	December 31,	December 31,
	2008	2007
Cash flows used for operating activities:
Net loss	$(8,551,562)	$(10,207,548)
Minority interest in income loss of subsidiary	63,612	33,613
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Bad debt expense	(30,353)	-
Depreciation and amortization	188,854	457,660
Non-cash financing cost	1,131,590	-
Non-cash compensation	4,828,255	5,914,187

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	545,023	181,905
Inventory	81,645	114,921
Other current assets	(25,213)	(56,269)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(190,087)	806,647
Deferred revenue	(11,810)	-
Advances by officers	-	15,683
Accrual of salary to officers	124,421	312,595

Total adjustments	6,705,937	7,780,942

Net cash used by operating activities	(1,845,625)	(2,426,606)

Cash flows provided by (used for) investing activities:
Purchase of fixed assets	-	(35,079)
Purchase of software and capitalized software cost	-	(209,380)
Investment in PLC, net of cash acquired	-	-
Net cash used by investing activities	-	(244,459)

Cash flows provided by (used for) financing activities:
Proceeds from sale of common stock	-	965,000
Proceeds from issuance of notes payable	311,000	-
Proceeds from issuance of notes payable - related party	300,000	-
Proceeds from exercise of stock options/warrants	824,012	1,542,000
Cash contributed by officer of subsidiary	35,857	189,777

Net cash provided by financing activities	1,470,869	2,696,777

Net increase (decrease) in cash and cash equivalents	(374,756)	25,712

Foreign currency translation adjustments	405,165	(90,596)

Cash and cash equivalents, beginning of period	692,802	466,408
Cash and cash equivalents, end of period	$723,211	$401,524

RAHAXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six	Six
	Months Ended	Months Ended
	December 31,	December 31,
	2008	2007
Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

Common stock issued to consultants for services	$-	$3,906,915

Common stock issued to employees as compensation	$168,000	$181,750

Adjustment of unearned common stock for the period	$-	$73,370

Adjustment of deferred compensation for the period	$-	$342,124

Common stock issued for subscriptions receivable	$-	$1,500,000

Common stock issued to a director for services	$3,818,348	$-

Common stock issued to director	$125,000	$-

Fair value of options issued to consultants and employees	$77,092	$1,410,028

Conversion of preferred stock to common stock	$-	$360,000

Fair value of additional shares issued for PLC Acquisition	$-	$192,555

Common stock issued for rent	$72,000	$-

Fair value of options issued to consultants	$639,814	$-

Issuance of shares as financing cost	$1,131,590	$-

The accompany notes form an integral part of these unaudited condensed consolidated financial statements

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31 2008
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Rahaxi, Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended June 30, 2008. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of December 31, 2008, and the results of operations for the three and six months ended December 31, 2008 and 2007, and cash flows for six months ended December 31, 2008 and 2007. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature Of Business Operations

The Company was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Dublin, Ireland; the Company also has offices in Helsinki, Finland; Stockholm, Sweden; Geneva, Switzerland; and Santo Domingo, the Dominican Republic.  On November 21, 2008,  we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to “Rahaxi, Inc.”

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $5,199,590  and $8,551,562  for the three and six months ended December 31, 2008 and $23,150,901 for the year ended June 30, 2008, and had an accumulated deficit of $106,121,374 as of December 31, 2008.

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

The Company’s subsidiary Rahaxi, Inc. charges certain customers for one-time initiation fees and annual maintenance fees.    These fees are charged to deferred revenue when billed, and  revenue from these fees is recognized straight-line over the billing coverage period, typically twelve months.

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

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2008 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.10 as of December 31, 2008, and the exercise price multiplied by the number of options outstanding.  As of December 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 and $62,104 for the six month periods ended December 31, 2008 and 2007, respectively.

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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the year ended June 30, 2008, the Company recognized an impairment of its software and software licenses in the amount of $4,086,502.  The total net book value of software in service at December 31, 2008 is $0.  Total amortization expense related to software and software licenses charged to operations for the six months ended December 31, 2008 and 2007 was $0 and $254,988, respectively.

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

During the year ended June 30, 2008, the Company management preformed an evaluation of its intangible assets (capitalized software) for purposes of determining the implied fair value of the assets at June 30, 2008. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value, as determined by discounted cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $4,086,502, net of tax, or $0.042  per share (post reverse-split) during the year ended June 30, 2008 to reduce the carrying value of the capitalized software to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates (note ).

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

2. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	June 30,
	2008	2008
Amounts receivable from customers	$300,092	$816,427
Less: Reserve for doubtful accounts	(31,008)	(91,483)
Accounts receivable, net	$269,084	$724,944

3.  OTHER CURRENT ASSETS

Other current assets consists of the following:

	December 31,	June 30,
	2008	2008
Prepaid expenses	$121,883	$70,840
Advances to employees	2,260	11,049
Deposits	127,506	61,593
	$251,649	$143,482

4. INVENTORY

Inventory consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories are as follows:

	December 31,	June 30,
	2008	2008
Finished goods	$556,392	$579,030
Total	$556,392	$579,030

 5. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	December 31,	June 30,
	2008	2008
Computer equipment	$200,720	$210,791
Furniture and office equipment	210,474	241,439
	411,194	452,230
Less: accumulated depreciation	(294,959)	(286,240)
Property and equipment, net	$116,235	$165,990

Total depreciation and amortization expense for property and equipment amounted to $37,599 and $47,712 for the six months ended December 31, 2008 and 2007, respectively.

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

The identifiable intangible assets acquired and their carrying values at December 31, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Customer Relationships and Contracts	$2,949,249	$1,313,376	$1,635,873	$-	10.0

The identifiable intangible assets acquired and their carrying values at June 30, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Customer Relationships and Contracts	$2,949,249	$1,158,413	$1,790,836	$-	10.0

Customer relationships and contracts amortization expense charged to operations for the six months ended December 31, 2008 and 2007 was $151,255 for each period.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and June 30, 2008 are as follows:

	December 31,	June 30,
	2008	2008
Accounts payable and accrued expenses	$3,407,652	$3,330,480
Accrued payroll and related expenses	365,622	317,744
Accrued interest	8,558	--
	$3,781,832	$3,648,224

8.    NOTES PAYABLE

In July and August  2008, the Company signed four notes payable (the “6% Short Term Notes”) in the aggregate principal amount of $611,000. The 6% Short Term Notes are due six months from the date of the notes, and bear interest at the rate of 6% per annum.  The Company has the option to either  repay the principal and accrued interest due under the 6% Short Term Notes in cash or  in  common stock.  If paid in the form of common stock, the price will be 80% of the closing price of the Company’s common stock on the date of the notes, which ranged from $0.150 to $0.171 (post reverse-split).  During the three months ended December 31, 2008, the Company accrued interest in the amount of $9,284  on the 6% Short Term Notes.  At December 31, 2008, the principal and accrued interest of the 6% Short Term Notes are convertible into a total of 4,924,506 shares (post reverse-split) of the Company’s common stock.

One of the 6% Short Term Notes in the principal amount of $300,000 is payable to a board member of the Company (note 9).

 9.  DUE TO RELATED PARTIES

The Company’s President and Chief Executive Officer (“CEO”) and  the Company’s Chief Financial Officer (“CFO”) occasionally forego taking their salary payments in order to conserve the Company’s cash. The Company’s CEO and CFO  have also advanced funds to the Company.  These advances accrue interest at the rate of 7% per annum.  The CEO and CFO also each receive a car allowance in the amount of $2,140 per month.  These car allowances have not yet been paid.

The Company owed the following to these executives for accrued salaries, advances,  accrued interest, and car allowance at December 31, 2008:

	Board
	Member	CEO	CFO	Total
Accrued Salary	$-	$370,256	$104,718	$474,974
Advances		299,203	18,536	317,739
Accrued Interest	5,960	16,895	2,724	25,579
Accrued Car Allowance	-	40,169	40,169	80,338
Total	$5,960	$726,523	$166,147	$898,630

At June 30, 2008:

	CEO	CFO	Total
Accrued Salary	$317,385	$147,123	$464,508
Advances	217,613	19,268	236,881
Accrued Interest	9,179	2,069	11,248
Accrued car allowance	30,786	30,786	61,572
Total	$574,963	$199,246	$774,209

During the six months ended December 31, 2008, the Company received a loan in the amount of $300,000 from a director (see note 8).  At December 31, 2008, the accrued interest on this loan is $5,960. The combined principal and interest at December 31, 2008 of $305,960 is convertible at the Company’s discretion into shares  of the Company’s common stock at the rate of $0.12 per share (post reverse-split), which would result in the issuance of 2,549,670 shares (post reverse-split). This note along with interest accrued at the rate of 6% is due on August 10, 2008.

Other related party transactions

During the three months ended December 31, 2008, the Company issued 6,660,000 shares of common stock (post reverse-split)  valued at $632,700 to a director for services.

10. EQUITY

Reverse Split of Common Stock

Effective November 21, 2008, we implemented a one-for-three reverse-split of our common stock. There were 426,671,694 shares of stock outstanding immediately before the reverse-split, and 142,222,898 shares outstanding immediately after the reverse-split.  All share and per share information in these financial statements have been adjusted to reflect the effects of this reverse split.

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

Pursuant to the March Financing, the Company agreed to issue 15,333,333 shares (post reverse-split) of restricted common stock under Regulation S at $0.60 per share (post reverse-split), plus warrants to purchase 16,666,667 shares (post reverse-split) of common stock with two-year exercise periods and strike prices ranging from $4.50 to $25.50 per shares (post reverse-split), as set forth below. The shares were held in escrow by Carl Hessel ("Escrow Holder"), a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants.  Pursuant to the terms of the March Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within three months thereafter.

As of December 31, 2008, the Company had received cash in the net amount $8,134,924 pursuant to the March Financing, and had issued 15,283,333 shares (post reverse-split) of common stock and warrants to purchase an additional 16,612,319 shares  (post reverse-split).  Warrants to purchase 8,278,986 shares (post reverse-split) expired on March 31, 2008, and warrants to purchase 8,333,333 shares (post reverse-split) remain outstanding at December 31, 2008, as detailed in the table below. During the three months ended December 31, 2008, the Company wrote-off to financing cost the balance in subscriptions receivable related to the March Financing in the amount of $1,131,590.

The Company also issued to consultants  1,533,333 shares (post reverse-split) of unregistered common stock and warrants to purchase an additional 4,333,333, shares (pot reverse split) of common stock at a price of $0.60 per share (post reverse-split) as a commission for work performed on the March Financing.  These warrants to purchase 4,333,333 shares (post reverse-split) expired on March 31, 2008.

The warrants issued pursuant to the investors in the March Financing are as follows:

Exercise Price	Total Number		Outstanding at
Per Share	Issued	Expired	December 31, 2008
$4.50	4,651,449	(2,318,116)	2,333,333
$7.50	3,654,710	(1,821,377)	1,833,333
$13.50	2,325,725	(1,159,058)	1,166,667
$16.50	2,325,725	(1,159,058)	1,166,667
$19.50	2,325,725	(1,159,058)	1,166,667
$25.50	1,328,986	(662,319)	666,667

	16,612,320	(8,278,986)	8,333,334

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

Sales Of Securities

During the three months ended September 30, 2008, the Company issued the following shares of common stock:

The Company issued 9,818,454 shares (post reverse-split) of common stock with a fair value of $1,572,449 to consultants for services.

The Company issued 1,000,000 shares (post reverse-split) of common stock with a fair value of $168,000 to employees for services.

The Company issued 1,100,000 shares (post reverse-split) of common stock pursuant to the exercise of options by consultants for $81,000 cash and subscriptions receivable of $18,000.

The Company issued 833,333 shares (post reverse-split) of common stock with a fair value of $125,000 to a director for services.

The Company issued 5,000,000 shares (post reverse-split) of common stock with a fair value of $750,000 to an officer pursuant to an executive compensation plan. The amount of $750,000 was accrued to common stock subscribed in a prior period.

Also during the three months ended September 30, 2008, the Company cancelled 1,333,333 shares (post reverse-split) of common stock previously subscribed.  The subscription receivable in the amount of $600,000 was written-off during the twelve months ended June 30, 2008.

During the three months ended December 31, 2008, the Company issued the following shares of common stock:

The Company issued 23,336,667 shares (post reverse-split) of common stock with a fair value of $2,245,900 to consultants and a director for services.

The Company issued 8,231,231 shares of common stock (post reverse-split) pursuant to the exercise of options by consultants for $341,011 cash.

The Company issued 600,000 shares (post reverse-split) of common stock with a fair value of $72,000 for prepaid rent.

The Company also received $384,000 cash in advance for options issued and exercised in January, 2009.  This amount is carried as common stock subscribed on the Company’s balance sheet at December 31, 2008.

11.  STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares (post reverse-split) of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Exercisable	Weighted Average Exercise Price of Options
$0.45	55,555	6.7	$0.45	55,555	$0.45
0.60	450,000	7.8	0.60	450,000	0.60
1.47	252,101	4.2	1.47	252,101	1.47
2.10	252,101	4.2	2.10	252,10	2.10
	1,009,757	5.9	$1.17	1,009,757	$1.17

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2008	1,009,757	$1.18

Granted	1,100,000	0.09
Exercised	(1,100,000)	(0.09)
Cancelled / Expired	-	-
Options exercisable at September 30, 2008	1,009,757	$1.18
Granted	8,231,231	0.04
Exercised	(8,231,231)	(0.04)
Cancelled / Expired	-	-
Options outstanding at December 31, 2008	1,009,757	$1.18

The non-employee stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the six months ended December 31, 2008 and 2007 was $716,906  and $1,410,028, respectively.

The weighted-average fair value of stock options granted to non-employees during the six months ended December 31, 2008 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2008	2007
Risk-free interest rate at grant date	3.00%	4.75%
Expected stock price volatility	121-246%	111%
Expected dividend payout	0	0
Expected option life (in years)	1.0	0.5

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company's common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Exercisable	Weighted Average Exercise price of Exercisable options
$0.42	166,667	8.7	$0.42	166,667	$8.7
0.45	66,666	7.4	0.45	66,666	7.4
1.41	125,000	7.3	1.41	125,000	7.3
	358,333	8.0	$0.77	358,333	$8.0

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2008	358,333	$0.77

Granted	--	--
Exercised	--	--
Cancelled / Expired	--	--
Options outstanding at September 30, 2008	358,333	$0.77

Granted	--	--
Exercised	--	--
Cancelled / Expired	--	--
Options outstanding at December 31, 2008	358,333	$0.77
	--	--
Non-vested at December 31, 2008
Exercisable at December 31, 2008	358,333	$0.77

The employee stock based compensation expense recognized in the unaudited condensed consolidated statements of operations for the six months ended December 31, 2008 and 2007 was $0 and $33,892, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company’s common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Warrants	Number of Shares Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$2.94	214,286	4.0	$2.94	214,286	$2.94
$4.50	2,333,333	0.8	$4.50	2,333,333	$4.50
$7.50	1,833,333	0.8	$7.50	1,833,333	$7.50
$13.50	1,166,667	0.8	$13.50	1,166,667	$13.50
$16.50	1,166,667	0.8	$16.50	1,166,667	$16.50
$19.50	1,166,666	0.8	$19.50	1,166,666	$19.50
$25.50	666,667	0.8	$25.50	666,667	$25.50
	8,547,619	0.8	$11.66	8,547,619	$11.66

 Transactions involving stock warrants issued are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants exercisable at June 30, 2008	8,547,619	$11.66
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at September 30, 2008	8,547,619	$11.66
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at December 31, 2008	8,547,619	11.66

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

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Sales to external customers:
Corporate	$-	$-	$-	$-
Dominicana	141,456	27,240	141,612	95,084
Rahaxi	732,658	737,612	1,502,030	1,418,286
PLC	501,654	683,861	978,611	1,289,838
Total sales to external customers:	$1,375,768	$1,448,713	$2,622,253	$2,803,208

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Depreciation and amortization:
Corporate	$80,911	$80,849	$161,431	$161,442
Dominicana	3,292	3,635	6,645	9,011
Rahaxi	10,132	144,774	20,393	287,090
PLC	182	34	385	117
Total depreciation and amortization:	$94,517	$229,292	$188,854	$457,660

General and administrative expense:
(not including depreciation and amortization)
Corporate	$3,604,472	$3,451,081	$6,231,382	$7,854,957
Dominicana	128,876	134,700	272,098	282,896
Rahaxi	724,766	796,856	1,538,958	1,497,873
PLC	201,222	149,719	314,457	227,182
Total general and administrative expense	$4,659,336	$4,532,356	$8,356,895	$9,862,908

Capital expenditures:
Corporate	$-	$1,796	$-	$1,796
Dominicana	-	-	-	-
Rahaxi	-	127,163	-	242,663
PLC	-	-	-	-
Total capital expenditures	$-	$128,959	$-	$244,459

Operating income (loss):
Corporate	$(3,685,383)	$(3,643,187)	$(6,392,813)	$(8,127,709)
Dominicana	(47,516)	(128,851)	(194,091)	(262,072)
Rahaxi	(320,157)	(749,054)	(864,549)	(1,628,413)
PLC	4,651	(71,947)	127,280	67,225
Total operating income (loss)	$(4,048,405)	$(4,593,039)	$(7,324,173)	$(9,950,969)

Interest Expense, Net:
Corporate	$11,314	$659	$18,578	$1,317
Dominicana	2,335	1,342	4,799	1,849
Rahaxi	5,954	9,197	8,810	27,245
PLC	-	-	-	-
Total interest expense	$19,603	$11,198	$32,187	$30,411

Financing cost:
Corporate	$1,131,590	$-	$1,131,590	$-
Dominicana	-	-	-	-
Rahaxi	-	-	-	-
PLC	-	-	-	-
Total financing cost	$1,131,590	$-	$1,131,590	$-

Segment assets:
Corporate	$708,836	$3,174,405	$708,836	$3,174,405
Dominicana	341,091	187,284	341,091	187,284
Rahaxi	926,215	4,162,897	926,215	4,162,897
PLC	1,576,302	676,400	1,576,302	676,400
Total segment assets	$3,552,444	$8,200,986	$3,552,444	$8,200,986

13. SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company issued the following shares of common stock:

A total of 17,050,000 shares of common stock were issued to a total of 10 consultants for services;
A total of 500,000 shares of common stock were issued to an employee as compensation;
A total of 9,668,000 shares of common stock were issued to consultants pursuant to the exercise of options.

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

We were originally organized on August 2, 1997, under the laws of the State of Delaware as Interstate Capital Corporation. On November 17, 1999, we merged into a newly formed Nevada corporation, Freedom Surf, Inc., for the purpose of changing the corporate domicile to Nevada. On February 24, 2003, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to "Freestar Technology Corporation". On September 10, 2002, we entered into an agreement with Heroya Investments Limited for the acquisition of Rahaxi Processing Oy through a combination of cash and stock. The agreement with Heroya was subsequently amended three times to increase the stock consideration and decrease the cash component. Rahaxi, our wholly owned subsidiary, is based in Helsinki, Finland.  On November 21, 2008, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to “Rahaxi, Inc.”

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

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2008  COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

Revenue

For the reasons below, total revenue for the  three months ended December 31, 2008 was $1,375,768 compared to $1,448,713 for the three months ended December 31, 2007, a decrease of $72,945 or approximately 5.0%.

Transaction processing and related revenue

Transaction processing and related revenue was $494,349 for the three months ended December 31, 2008, compared to $512,782 during the prior year, a decrease of $18,433 or approximately 3.6%. The Company processed a total of 5,822,905 transactions during the three months ended December 31 2008, an increase of 762,721  or approximately 15.0% compared to 5,060,184 transactions processed during the prior period.  The increase in the number of transactions processed was primarily related to the increase in the number of clients compared to the same period of the prior year. The Company invoices its customers in Euro, which declined in value by approximately 7.5% compared to the U.S. Dollar for the three months ended December 31, 2008.  This factor  should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $523,227 for the three months ended December 31, 2008, compared to $683,862 during the prior year, a decrease of $160,635 or approximately 23.5%. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC. The primary reasons for the decline in consulting services revenue can be attributed to the completion of projects under management during the period,  and the decline in value of the Euro compared to the U.S. dollar.

Hardware and related  revenue

Hardware and related revenue was $358,192 during the three months ended December 31, 2008, compared to $252,069 during the prior period, an increase of $106,123 or approximately 42.1%.  The primary reason for the increase in hardware related revenue is the continued rollout of the Company’s hardware products to an expanding client base.
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

All of our revenue for the three months ended December 31, 2008 has been derived from a limited number of customers, primarily Finnish customers for its transaction processing products. Approximately 57% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of the fiscal year ending June 30, 2009. We believe that this customer concentration will be gradually diluted in the latter half of the fiscal year ending June 30, 2009 as we continue to pursue operations outside of Finland. All of our revenues for the three months ended December 31, 2008 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this to continue through the fiscal year ending June 30, 2009.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $274,296 for the three months ended December 31, 2008, compared to $609,361 for the prior three months ended December 31 2007, a decrease of $335,065  or approximately 55.0%. The primary reason for the decrease is related to the elimination of the amortization of capitalized software from cost of good sold as a result of the software impairment charge recorded during the fourth quarter of fiscal 2008.  Amortization of capitalized software costs  was $127,564 during the three months ended December 31, 2007.  The Company also experienced a reduction in development expenses as projects were completed and new products were brought to market.  It is important to note that many of our costs associated with maintaining and improving our processing and customer support capabilities are charged to cost of revenue, but these costs do not always change in direct relation to sales.

Cost of consulting services

Cost of consulting services revenue was $295,599 for the three months ended December 31, 2008, compared to $606,054 for the  three months ended December 31, 2007, a decrease of $310,455 or approximately 51.2%.  The primary reason for the decrease was that as various stages of projects came to completion less contractors were needed and therefore there was a reduction in contractor fees.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $100,428  during the three months ended December 31, 2008, compared to $192,312 during the prior period, a decrease of $91,884 or approximately 47.8%. The primary reason for the decrease was the reduction in the number of test units and replacement units sent to customers.

For the reasons above, total cost of sales for the  three months ended December 31, 2008 was $670,320 compared to $1,407,727 for the three months ended December 31, 2007, a decrease of $737,407 or approximately 52.4%.  Gross margin on sales for the three months ended December 31, 2008 was $705,448 or approximately 51.3% of sales, compared to gross margin on sales for the three months ended December 31, 2007 of $40,986 or approximately 2.8% of sales.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,753,853  for the three months ended December 31, 2008 compared to $4,634,031 for the three months ended December 31, 2007, an increase of $119,822  or approximately 2.6%. The primary components of selling, general, and administrative expenses for the three months ended December 31,  2008 were: consulting fees of $2,943,778 to service providers for financial consulting and other professional services; $2,885,713 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants.  Other components of selling, general, and administrative expenses were payroll and related costs of $1,057,323; facility costs  (rent, telephone, utilities, and maintenance) of $234,106; legal and accounting fees of  $203,536; travel and entertainment costs of $148,260; and depreciation and amortization of $94,099.

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

Financing Cost

During the three months ended December 31, 2008, the Company wrote-off subscriptions receivable in the amount of $1,131,590. This amount represents shares issued pursuant to a financing transaction entered into in March, 2006.  The Company has received  a total of $8,134,924 pursuant to this financing transaction through December 31, 2008.  There was no such write-off during the corresponding period of the prior year.

Interest Expense

Interest income (expense) net was ($19,603) for the three months ended December 31, 2008, compared to ($11,198)  for the three months ended December 31, 2007, an increase of ($8,405) or approximately  75.0%. The increase is due primarily to an increase in notes payable outstanding.

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

Net Loss

For the reasons stated above, we recorded a net loss of $5,199,590 for the three months ended December 31, 2008 compared to $4,568,270 for the three months ended December 31, 2007, an increase of $631,320 or approximately 13.8%.

SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2007

Revenue

For the reasons below, total revenue for the  six months ended December 31, 2008 was $2,622,253 compared to $2,803,208 for the six months ended December 31, 2007, a decrease of $180,955 or approximately 6.5%.

Transaction processing and related revenue

Transaction processing and related revenue was $1,058,762 for the six months ended December 31, 2008, compared to $1,000,505 during the prior period, An increase of $58,257 or approximately 5.8%. The Company processed a total of  11,071,822  transactions during the six months ended December 31, 2008, an increase of 885,964 or approximately 8.7% compared to 10,210,002 transactions processed during the prior period.  The increase in the number of transactions processed was primarily related to the increase in the number of clients compared to the same period of the prior year. The Company invoices its customers in Euro, which increase in value by approximately 0.9% compared to the Euro for the six months ended December 31, 2008, and this factor  should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $1,041,576 for the six months ended December 31, 2008, compared to $1,289,839 during the prior period, a decrease of $248,263 or approximately 19.2%. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC. The primary reasons for the decline in consulting services revenue can be attributed to the completion of projects under management during the period and the decline in the Euro compared to the U.S. dollar.

Hardware and related  revenue

Hardware and related revenue was $521,915 during the six months ended December 31, 2008, compared to $512,864 during the prior period, an increase of $9,051 or approximately 1.8%.  The primary reason for the slight increase in hardware related revenue is the continued rollout of the Company’s hardware products to an expanding client base.

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

All of our revenue for the six months ended December 31, 2008 has been derived from a limited number of customers, primarily Finnish customers for its transaction processing products. Approximately  57% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of the fiscal year ending June 30, 2009. We believe that this customer concentration will be gradually diluted in the latter half of the fiscal year ending June 30, 2009 as we continue to pursue operations outside of Finland. All of our revenues for the six months ended December 31, 2008 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this to continue through the fiscal year ending June 30, 2009.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $627,307 for the six months ended December 31, 2008, compared to $1,243,628 for the prior six months ended December 31, 2007, a decrease of $616,321 or approximately 49.6%. The primary reason for the decrease is related to the elimination of the amortization of capitalized software from cost of good sold as a result of the software impairment charge recorded during the fourth quarter of fiscal 2008.  Amortization of capitalized software costs  was $254,988 during the six months ended December 31,, 2007.  The Company also experienced a reduction in development expenses as projects were completed and new products were brought to market.  It is important to note that many of our costs associated with maintaining and improving our processing and customer support capabilities are charged to cost of revenue, but these costs do not always change in direct relation to sales.

Cost of consulting services

Cost of consulting services revenue was $536,489 for the six months ended December 31, 2008, compared to $995,314 for the  six months ended December 31, 2007, a decrease of $458,825 or approximately 46.1%.  The primary reason for the decrease was that as various stages of projects came to completion less contractors were needed and therefore there was a reduction in contractor fees.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $236,881 during the six months ended December 31, 2008, compared to $449,655 during the prior year, a decrease of $212,774  or approximately 47.3%. The primary reason for the decrease was the reduction in actual hardware and related revenue caused by insufficient inventory levels.

For the reasons above, total cost of sales for the  six months ended December 31, 2008 was $1,400,677 compared to $2,688,597 for the six months ended December 31, 2007, a decrease of $1,287,920 or approximately 47.9%.  Gross margin on sales for the six months ended December 31, 2008 was $1,221,576 or approximately 46.6% of sales, compared to gross margin on sales for the six months ended December 31, 2007 of $114,611  or approximately 4.1% of sales.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8,545,749  for the six months ended December 31, 2008 compared to $10,065,580 for the six months ended December 31, 2007, a decrease of $1,519,831  or approximately 15.1%. The primary components of selling, general, and administrative expenses for the six months ended December 31, 2008 were: Consulting fees of $4,697,805 to service providers for financial consulting and other professional services; $4,535,254 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants.  Other components of selling, general, and administrative expenses were payroll and related costs of $2,444,844, including $168,000 of non-cash compensation in the form of stock grants; facility costs  (rent, telephone, utilities, and maintenance) of $491,622; legal and accounting fees of  $274,111; travel and entertainment costs of $222,235; depreciation and amortization of $188,854 ;. And non-cash compensation paid to a director in the amount of $125,000, consisting of a stock grant.

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

Financing Cost

During the six months ended December 31, 2008, the Company wrote-off subscriptions receivable in the amount of $1,131,590. This amount represents shares issued pursuant to a financing transaction entered into in March, 2006.  The Company has received  a total of $8,134,924 pursuant to this financing transaction through December 31, 2008.  There was no such write-off during the corresponding period of the prior year.

Interest Expense

Interest income (expense) net was ($32,187) for the six months ended December 31, 2008, compared to ($30,411)  for the six months ended December 31, 2007, an increase of ($1,776) or approximately  5.8%. The increase is due primarily to an increase in notes payable during the current period, partially offset by a decrease in vendor financing charges.  .

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

Net Loss

For the reasons stated above, we recorded a net loss of $8,551,562 for the six months ended December 31, 2008 compared to $10,207,548 for the six months ended December 31, 2007, a decrease of $1,655,986 or approximately 16.2%.

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

Operating Activities

The net cash used in operating activities was $1,845,625 for the six  months ended December 31, 2008 compared to $2,426,606 for the six months ended December 31, 2007, a decrease of $580,981 or approximately 23.9%.  The primary components of cash used in operating activities during the current period are the net loss of ($8,551,562), partially offset by the non-cash charges of non-cash compensation of $4,828,255, non-cash financing cost of $1,131,590; and depreciation and amortization of $188,854.  The total amount of cash used in operating activities was also increased or (decreased) by the following changes in the  components of working capital:  accounts receivable of $545,023; inventory of $81,645; other current assets of ($25,213); accounts payable and accrued expenses of ($267,780); deferred revenue of ($11,810); advances by officers of $77,693 accrual of salary to officers of $124,421.

Investing Activities

Net cash used in investing activities was $0 during the six months ended December 31, 2008 compared to $244,459 for the six months ended December 31, 2007, a decrease of $244,459 or 100%.  During the current period, the Company curtailed its development activities as many of  its current projects have been completed.

Financing Activities

Net cash provided by financing activities was $1,470,869 for the six months ended December 31, 2008, compared to $2,696,777 for the six months ended December 31, 2007, a  decrease of $1,225,908  or approximately 45.5%.  The reason for the decrease was a decrease in cash provided from the sales of common stock of $965,000, a decrease in cash received from the exercise of stock options and warrants of $717,988 , and a decrease in cash contributed by the officer of a subsidiary of $153,920. The Company raised $611,000 during the six months ended December 31, 2008 via a short-term loan from a director in the amount of $300,000 and other short-term loans in the aggregate amount of $311,000.

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $1,800,336 and total current liabilities of $5,522,715 , resulting in a working capital deficiency of ($3,722,379). We had cash and cash equivalents of $723,211 at December 31, 2008, and an accumulated deficit of ($106,121,374).

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

Pursuant to the March Financing, the Company agreed to issue 15,333,333 shares (post reverse split) of restricted common stock under Regulation S at $0.60 per share (post reverse split), plus warrants to purchase 16,666,667 shares (post reverse split) of common stock with two-year exercise periods and strike prices ranging from $1.50 to $8.50, as set forth below. The shares were held in escrow by Carl Hessel ("Escrow Holder"), a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants.  Pursuant to the terms of the March Financing, the first payment of $4.6 million is due immediately, with a second payment of $4.6 million due within three months thereafter.

As of December 31, 2008, the Company had received cash in the net amount $8,134,924 pursuant to the March Financing, and had issued 15,283,333 shares (post reverse split) of common stock and warrants to purchase an additional 16,612,219 shares (post reverse split).  Warrants to purchase 8,278,986 shares (post reverse split) expired on March 31, 2008, and warrants to purchase 8,333,333 shares (post reverse split) remain outstanding at December 31, 2008. During the three months ended December 31, 2008, the Company wrote-off to financing cost the balance in subscriptions receivable related to the March Financing in the amount of $1,131,590.

In July and August  2008, the Company signed four notes payable (the “6% Short Term Notes”) in the aggregate principal amount of $611,000. The 6% Short Term Notes are due six months from the date of the notes, and bear interest at the rate of 6% per annum.  The Company has the option to either repay the principal and accrued interest due under the 6% Short Term Notes in cash or in common stock. If paid in the form of common stock, the price will be 80% of the closing price of the Company’s common stock on the date of the notes.   During the six months ended December 31, 2008, the Company accrued interest in the amount of  $14,518 on the 6% Short Term Notes.   At December 31, 2008, the principal and accrued interest of the 6% Short Term Notes are convertible into a total of 4,924,508 shares (post reverse split) of the Company’s common stock.

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

w	curtail operations significantly;
w	sell significant assets;
w	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products,
w	technologies or markets; or
w	explore other strategic alternatives including a merger or sale.

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

Certain Indebtedness and Transactions

Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve our cash. At December, 2008, $370,256 56  and $104,718  of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Paul Egan and Ciaran have also advanced the funds to the Company. These advances accrue interest at the rate of 7% per annum.  At December 31, 2008, the Company owned the amount of $299,203 and $18,536 to Paul Egan and Ciaran Egan, respectively, for advances;  plus $16,895 and $2,724 to Paul Egan and Ciaran Egan, respectively, for accrued interest.

Pursuant to Paul Egan’s and Ciaran Egan’s employment agreements, the Company provides the officers a car allowance. These allowance have not been paid during the six months ended  December 31, 2008, and the amounts of  $40,169 to Paul Egan and $40,169 to Ciaran Egan have been accrued at December 31, 2008.

During the six months ended December 31, 2008, the Company received a loan in the amount of $300,000 from a director (see note 8 of the accompanying financial statements).  At December 31, 2008, the accrued interest on this loan is $5,960.  The combined principal and interest at December 31, 2008, of $300,000 is convertible at the Company’s discretion into shares (post reverse split) of the Company’s common stock at the rate of $0.12 per share (post reverse split), which would result in the issuance of 2,549,670 shares (post reverse split).   This note, along with interest accrued at the rate of 6% is due on August 10, 2009.

During the six months ended December 31, 2008, the Company issued 6,660,000 shares of common stock valued at $632,700 to a director for services.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name ePayLatina S.A., and Rahaxi Dominicana, Inc. operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Exchange rates had a material, beneficial impact on our revenue for the three and six months ended December 31, 2008. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $30,596 and $203,871 for the three and six months ended December 31, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008 our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation and due to the material weakness existing in our internal controls as of June 30, 2008 (described below) which has not been fully remediated as of December 31, 2008, we have concluded that as of December 31, 2008, our disclosure controls and procedures were ineffective.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings as reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-K filed with the SEC on October 14, 2008.  During the three months ended December 31, 2008, there were no material changes to the legal proceeding or investigations reported in such 10-K; however, one new legal proceeding was initiated against the Company, described below.

On December 22, 2008, Rahaxi Processing Oy, a subsidiary of Rahaxi Inc.  based in Helsinki, Finland, received a summons detailing legal proceedings to be taken against it by Transaction Network Services AB (“TNS”), which is domiciled in Stockholm, Sweden pursuant to a written complaint filed in Stockholm District Court. TNS is claiming payment relating to outstanding invoices for services provided to the Company under an agreement between TNS and the Company.

The Company will, however, be contesting all monies claimed by TNS under the summons when the preliminary hearing of the case takes place in Stockholm District Court, which is expected to occur sometime in the calendar year of 2009.

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

w	market acceptance of and changes in demand for products and services;

w
a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

w	gain or loss of clients or strategic relationships;

w	announcement or introduction of new services and products by the Company or by its competitors;

w	price competition;

w	the ability to upgrade and develop systems and infrastructure to accommodate growth;

w	the ability to introduce and market products and services in accordance with market demand;

w	changes in governmental regulation; and

w	reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

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

IMPLEMENTATION OF SECTION 404 OF THE SARBANES-OXLEY ACT

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on December 31, 2008 (not previously reported in a Form 8-K):

The Company issued 666,667  shares of common stock valued at $60,000 to a consultant for services.

The Company issued 6,660,000  shares of common stock valued at $632,700 to a director for services.

The Company issued 1,660,000  shares of common stock valued at $157,700 to a consultant for services.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

SUBSEQUENT EVENTS.

Subsequent to December 31, 2008, the Company issued the following shares of common stock:

A total of 17,050,000 shares of common stock were issued to a total of 10 consultants for services;
A total of 500,000 shares of common stock were issued to an employee as compensation;
A total of 9,668,000 shares of common stock were issued to consultants pursuant to the exercise of options.

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

RAHAXI, INC.

Date: February 23, 2009	By:	/s/ Paul Egan
Paul Egan
Chief Executive Officer

Date: February 23, 2009	By:	/s/ Ciaran Egan
Ciaran Egan
Secretary/Treasurer/ Chief Financial Officer