Form 10-Q
period 2009-03-31
Rahaxi, Inc.
filed 2009-05-20
CIK 1102301

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

353-404-66433
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of  May 13, 2009, there were 439,932,663  shares (post reverse split) of Common Stock issued and outstanding.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$423,350	$692,802
Accounts receivable, net of allowance for doubtful accounts of $30,963
and $91,483 at March 31, 2009 and June 30, 2008, respectively (note 2)	305,136	724,944
Other current assets (note 3)	251,824	143,482
Inventory (note 4)	382,591	579,030

Total current assets	1,362,901	2,140,258

Property, plant and equipment, net of accumulated depreciation and amortization of
$297,799 and $286,240 at March 31, 2009 and June 30, 2008, respectively (note 5)	93,577	165,990
Customer relationships and contracts, net of accumulated amortization of $1,390,856
and $1,158,413 at March 31, 2009 and June 30, 2008, respectively (note 6)	1,558,393	1,790,836

Total assets	$3,014,871	$4,097,084

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 7)	$3,472,719	$3,648,224
Notes payable, current portion (note 8)	311,000	-
Notes payable - related parties, current portion (note 8)	300,000	-
Due to related parties (note 9)	883,053	774,209
Deferred revenue	198,320	243,063

Total current liabilities	5,165,092	4,665,496

Commitments and contingencies
Non-controlling interest	539,013	476,528
Stockholders' Deficit: (notes 10, 11)
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Convertible preferred stock, series B, $0.001 par value, 4,000,000 shares
authorized; no shares issued and outstanding at March 31, 2009	-	-
and June 30, 2008
Additional paid-in capital - preferred stock	432,058	432,058
Common stock, $0.001 par value, 500,000,000 shares authorized; 220,360,663 and 125,805,444 shares issued and outstanding at March 31, 2009
and June 30, 2008, respectively	220,360	125,805
Additional paid-in capital - common stock	104,890,006	95,702,395
Common stock subscriptions receivable	-	(1,131,590)
Common stock subscribed	1,114,777	1,195,457
Accumulated deficit	(109,796,498)	(97,569,812)
Accumulated other comprehensive gain	449,063	199,747

Total stockholders' deficit	(2,689,234)	(1,044,940)

Total liabilities and stockholders' deficit	$3,014,871	$4,097,084

The accompany notes form an integral part of these unaudited consolidated condensed financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008

Revenue
Transaction processing	$404,769	$575,002	$1,463,531	$1,575,507
Consulting services	375,077	760,119	1,416,653	2,049,958
Hardware and related	404,959	294,029	926,874	806,893
Total revenue	1,184,805	1,629,150	3,807,058	4,432,358

Cost of revenue
Transaction processing	367,804	623,110	995,111	1,866,738
Consulting services	233,036	487,860	769,525	1,483,174
Hardware and related	166,367	207,402	403,248	657,057
Total cost of sales	767,207	1,318,372	2,167,884	4,006,969

Gross profit (loss)	417,598	310,778	1,639,174	425,389

Selling, general and administrative expenses	4,090,082	2,774,702	12,635,831	12,840,282

Loss from operations	(3,672,484)	(2,463,924)	(10,996,657)	(12,414,893)

Other income (expenses):
Financing cost	-	-	(1,131,590)	-
Additional cost of acquisition	-	-	-	(192,555)
Interest income/(expense)	(27,850)	(6,660)	(60,037)	(37,071)

Loss before income taxes and non-controlling interest in subsidiaries	(3,700,334)	(2,470,584)	(12,188,284)	(12,644,519)

Income taxes	-	-	-	-

Income (loss) attributable to non-controlling interest	(25,210)	39,789	38,402	73,402

Net Loss	(3,675,124)	(2,510,373)	(12,226,686)	(12,717,921)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	45,445	120,198	249,413	330,798

Comprehensive loss	$(3,629,679)	$(2,390,175)	$(11,977,370)	$(12,387,123)

Loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.08)	$(0.05)

Weighted average shares outstanding - basic	200,469,929	301,291,750	162,466,073	275,810,098

Weighted average shares outstanding - diluted	200,469,929	309,006,033	162,466,073	283,524,384

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine	Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008
Cash flows used for operating activities:
Net loss	$(12,226,686)	$(12,717,921)
Income attributable to non-controlling interest	38,402	73,402
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Bad debt expense	(28,425)	-
Depreciation and amortization	281,076	707,474
Non-cash financing cost	1,131,590	-
Non-cash compensation	7,401,416	6,837,135

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	543,757	38,882
Inventory	278,597	98,134
Other current assets	26,075	(46,773)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	(648,261)	1,375,406
Deferred revenue	(44,743)	71,718
Accrual of salary to officers	108,844	469,678

Total adjustments	9,088,328	9,625,056

Net cash used by operating activities	(3,138,358)	(3,092,865)

Cash flows provided by (used for) investing activities:
Purchase of fixed assets	-	(37,918)
Purchase of software and capitalized software cost	-	(355,441)
Net cash used by investing activities	-	(393,359)

Cash flows provided by (used for) financing activities:
Proceeds from sale of common stock	504,263	965,000
Proceeds from issuance of notes payable	311,000	-
Proceeds from issuance of notes payable - related party	300,000	-
Proceeds from exercise of stock options/warrants	1,175,807	2,280,106
Cash contributed by officer of subsidiary	35,857	252,721

Net cash provided by financing activities	2,326,927	3,497,827

Net (decrease) increase in cash and cash equivalents	(811,431)	11,603

Foreign currency translation adjustments	541,979	(263,861)

Cash and cash equivalents, beginning of period	692,802	466,408
Cash and cash equivalents, end of period	$423,350	$214,150

FREESTAR TECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine	Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2009	2008
Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$-	$-

Common stock issued to consultants for services	$5,698,198	$4,071,542

Common stock issued to employees as compensation	$240,100	$181,750

Adjustment of unearned common stock for the period	$-	$99,298

Adjustment of deferred compensation for the period	$-	$513,186

Common stock issued for subscriptions receivable	$348,000	$1,500,000

Common stock issued to officers and directors for services	$125,000	$269,000

Fair value of options issued to consultants and employees	$1,261,026	$1,702,359

Conversion of preferred stock to common stock	$-	$360,000

Common stock issued for rent	$120,000	$-

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Rahaxi, Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended June 30, 2008. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2009, and the results of operations for the three and nine months ended March 31, 2009 and 2008, and cash flows for nine months ended March 31, 2009 and 2008. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature Of Business Operations

The Company was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Dublin, Ireland; the Company also has offices in Helsinki, Finland; Stockholm, Sweden; Geneva, Switzerland; and Santo Domingo, the Dominican Republic.  On November 21, 2008, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to “Rahaxi, Inc” and implementing a one-for-three reverse stock split of our common stock.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $3,675,124  and $12,226,686 for the three and nine months ended March 31, 2009 and $23,150,901 for the year ended June 30, 2008, and had an accumulated deficit of $109,796,498 as of March 31, 2009.

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

Aggregate intrinsic value of options outstanding and options exercisable at March  31, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.05 as of March 31, 2009, and the exercise price multiplied by the number of options outstanding.  As of March 31, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 and $229,167 for the nine month periods ended March 31, 2009 and 2008, respectively.

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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the year ended June 30, 2008, the Company recognized an impairment of its software and software licenses in the amount of $4,086,502.  The total net book value of software in service at March 31, 2009 is $0.  Total amortization expense related to software and software licenses charged to operations for the nine months ended March 31, 2009 and 2008 was $0 and $400,303, respectively.

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

During the year ended June 30, 2008, the Company management performed an evaluation of its intangible assets (capitalized software) for purposes of determining the implied fair value of the assets at June 30, 2008. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value, as determined by discounted cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $4,086,502, net of tax, or $0.042  per share (post reverse-split) during the year ended June 30, 2008 to reduce the carrying value of the capitalized software to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Inventories

Inventory is stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of equipment held for resale.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (formerly presented as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. Upon its adoption, effective for us in the fiscal year beginning July 1, 2009, noncontrolling interests will be classified as equity in the Company’s balance sheet and income and comprehensive income attributed to the noncontrolling interest will be included in the Company’s income and comprehensive income, respectively. The provisions of this standard must be applied prospectively upon adoption except for the presentation and disclosure requirements. The Company is currently evaluating the impact that SFAS No. 160 will have on its consolidated financial statements.

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

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	June 30,
	2009	2008
Amounts receivable from customers	$336,099	$816,427
Less: Reserve for doubtful accounts	(30,963)	(91,483)
Accounts receivable, net	$305,136	$724,944

3.  OTHER CURRENT ASSETS

Other current assets consists of the following:

	March 31,	June 30,
	2009	2008
Prepaid expenses	$128,034	$70,840
Advances to employees	1,890	11,049
Deposits	121,900	61,593
	$251,824	$143,482

4. INVENTORY

Inventory consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories are as follows:

	March 31,	June 30,
	2009	2008
Finished goods	$382,591	$579,030
Total	$382,591	$579,030

 5. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	March 31,	June 30,
	2009	2008
Computer equipment	$189,290	$210,791
Furniture and office equipment	202,086	241,439
	391,376	452,230
Less: accumulated depreciation	(297,799)	(286,240)
Property and equipment, net	$93,577	$165,990

Total depreciation and amortization expense for property and equipment amounted to $48,636 and $74,732 for the nine months ended March 31, 2009 and 2008, respectively.

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

The identifiable intangible assets acquired and their carrying values at March 31, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Customer Relationships and Contracts	$2,949,249	$1,390,856	$1,558,393	$-	10.0

The identifiable intangible assets acquired and their carrying values at June 30, 2008 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Customer Relationships and Contracts	$2,949,249	$1,158,413	$1,790,836	$-	10.0

Customer relationships and contracts amortization expense charged to operations for the nine months ended March 31, 2009 and 2008 was $232,440 for each period.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2009 and June 30, 2008 are as follows:

	March 31,	June 30,
	2009	2008
Accounts payable and accrued expenses	$3,029,515	$3,330,480
Accrued payroll and related expenses	430,120	317,744
Accrued interest	13,084	-
	$3,472,719	$3,648,224

8.    NOTES PAYABLE

In July and August  2008, the Company signed four notes payable (the “6% Short Term Notes”) in the aggregate principal amount of $611,000. The 6% Short Term Notes were originally due six months from the date of the notes, and bear interest at the rate of 6% per annum.  In January and February 2009, the 6% Short Term Notes were extended to August 2009.  The Company has the option to either  repay the principal and accrued interest due under the 6% Short Term Notes in cash or  in  common stock.  If paid in the form of common stock, the price will be 80% of the closing price of the Company’s common stock on the date of the notes, which ranged from $0.150 to $0.171 (post reverse-split).  During the three months ended March 31, 2009, the Company accrued interest in the amount of $9,175  on the 6% Short Term Notes.  At March 31, 2009, the principal and accrued interest of the 6% Short Term Notes are convertible into a total of 4,996,772 shares (post reverse-split) of the Company’s common stock.

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

The Company owed the following to these executives for accrued salaries, advances,  accrued interest, and car allowance at March 31, 2009:

	Board
	Member	CEO	CFO	Total
Accrued Salary	$-	$359,771	$82,889	$442,660
Advances	-	248,997	63,973	312,970
Accrued Interest	10,487	22,289	3,857	36,633
Accrued Car Allowance	-	45,395	45,395	90,790
Total	$10,487	$676,452	$196,114	$883,053

At June 30, 2008:

	CEO	CFO	Total
Accrued Salary	$317,385	$147,123	$464,508
Advances	217,613	19,268	236,881
Accrued Interest	9,179	2,069	11,248
Accrued car allowance	30,786	30,786	61,572
Total	$574,963	$199,246	$774,209

During the nine months ended March 31, 2009, the Company received a loan in the amount of $300,000 from a director (see note 8).  On April 15, 2009, the Company received notice of this director’s resignation effective April 2, 2009.   At March 31, 2009, the accrued interest on this loan is $10,487. The combined principal and interest at March 31, 2009 of $310,487 is convertible at the Company’s discretion into shares  of the Company’s common stock at the rate of $0.12 per share (post reverse-split), which would result in the issuance of 2,587,392 shares (post reverse-split). This note along with interest accrued at the rate of 6% is due on August 10, 2009.

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

Non-controlling interest

Non-controlling interest consists of the minority owned portion of the Company’s 50% owned subsidiary PLC Partners.

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

As of March 31, 2009, the Company had received cash in the net amount $8,134,924 pursuant to the March Financing, and had issued 15,283,333 shares (post reverse-split) of common stock and warrants to purchase an additional 16,612,319 shares  (post reverse-split).  Warrants to purchase 8,278,986 shares (post reverse-split) expired on March 31, 2008, and warrants to purchase 8,333,333 shares (post reverse-split) remain outstanding at March 31, 2009, as detailed in the table below. In December 2008, the Company wrote-off to financing cost the balance in subscriptions receivable related to the March Financing in the amount of $1,131,590.

The Company also issued to consultants  1,533,333 shares (post reverse-split) of unregistered common stock and warrants to purchase an additional 4,333,333, shares (post reverse-split) of common stock at a price of $0.60 per share (post reverse-split) as a commission for work performed on the March Financing.  These warrants to purchase 4,333,333 shares (post reverse-split) expired on March 31, 2008.

The warrants issued pursuant to the investors in the March Financing are as follows:

Exercise Price	Total Number		Outstanding at
Per Share	Issued	Expired	March 31, 2009
$4.50	4,651,449	(2,318,116)	2,333,333
$7.50	3,654,710	(1,821,377)	1,833,333
$13.50	2,325,725	(1,159,058)	1,166,667
$16.50	2,325,725	(1,159,058)	1,166,667
$19.50	2,325,725	(1,159,058)	1,166,667
$25.50	1,328,986	(662,319)	666,667

	16,612,320	(8,278,986)	8,333,334

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

During the three months ended March 31, 2009 the Company issued the following shares of common stock:

The Company issued 25,960,000 shares (post reverse-split) of common stock with a fair value of $1,879,850 to consultants for services.

The Company issued 1,450,000 shares (post reverse-split) of common stock with a fair value of $72,100 to employees for services.

The Company issued 758,000 shares of common stock (post reverse-split) pursuant to the exercise of options by consultants for $22,740 cash.

The Company issued 1,200,000 shares (post reverse-split) of common stock with a fair value of $48,000 for prepaid rent.

The Company issued 6,600,000 shares (post reverse-split) of common stock for options exercised  in a previous period for $348,000 cash.

The Company issued 10,000,000 shares (post reverse-split) of common stock for cash of $200,000.

The Company also received $304,263 cash in advance for stock subscribed but not issued.  This amount is carried as common stock subscribed on the Company’s balance sheet at March 31, 2009.

The Company also received $329,057 cash in advance for options exercised but not issued.  This amount is carried as common stock subscribed on the Company’s balance sheet at March 31, 2009.

11.  STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares (post reverse-split) of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Exercisable	Weighted Average Exercise Price of Options
$0.45	55,555	6.5	$0.45	55,555	$0.45
0.60	450,000	7.6	0.60	450,000	0.60
1.47	252,101	4.0	1.47	252,101	1.47
2.10	252,101	4.0	2.10	252,10	2.10
	1,009,757	5.7	$1.18	1,009,757	$1.18

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2008	1,009,757	$1.18

Granted	1,100,000	0.09
Exercised	(1,100,000)	(0.09)
Cancelled / Expired	-	-
Options exercisable at September 30, 2008	1,009,757	$1.18
Granted	8,231,231	0.04
Exercised	(8,231,231)	(0.04)
Cancelled / Expired	-	-
Options outstanding at December 31, 2008	1,009,757	$1.18
Granted	7,358,000	0.05
Exercised	(7,358,000)	(0.05)
Cancelled / Expired	-	-
Options outstanding at March 31, 2009	1,009,757	$1.18

The non-employee stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the nine months ended March 31, 2009 and 2008 was $6,959,224 and $5,773,901, respectively.

The weighted-average fair value of stock options granted to non-employees during the nine months ended March 31, 2009 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2009	2008
Risk-free interest rate at grant date	0.32% - 3.00%	4.75%
Expected stock price volatility	121% - 246%	111%
Expected dividend payout	0	0
Expected option life (in years)	1.0	0.5

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company's common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Exercisable	Weighted Average Exercise price of Exercisable options
$0.42	166,667	8.5	$0.42	166,667	$8.5
0.45	66,666	7.1	0.45	66,666	7.1
1.41	125,000	7.0	1.41	125,000	7.0
	358,333	7.7	$0.77	358,333	$7.7

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2008	358,333	$0.77

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at September 30, 2008	358,333	$0.77

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at December 31, 2008	358,333	$0.77

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at March 31, 2009	358,333	$0.77

Non-vested at March 31, 2009	-	-
Exercisable at March 31, 2009	358,333	$0.77

The employee stock based compensation expense recognized in the unaudited condensed consolidated statements of operations for the nine months ended March 31, 2009 and 2008 was $0 and $33,892, respectively.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company’s common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Warrants	Number of Shares Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$2.94	214,286	3.7	$2.94	214,286	$2.94
$4.50	2,333,333	0.5	$4.50	2,333,333	$4.50
$7.50	1,833,333	0.5	$7.50	1,833,333	$7.50
$13.50	1,166,667	0.5	$13.50	1,166,667	$13.50
$16.50	1,166,667	0.5	$16.50	1,166,667	$16.50
$19.50	1,166,666	0.5	$19.50	1,166,666	$19.50
$25.50	666,667	0.5	$25.50	666,667	$25.50
	8,547,619	0.6	$11.66	8,547,619	$11.66

 Transactions involving stock warrants issued are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants exercisable at June 30, 2008	8,547,619	$11.66
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at September 30, 2008	8,547,619	$11.66
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at December 31, 2008	8,547,619	$11.66
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at March 31, 2009	8,547,619	$11.66

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

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Sales to external customers:
Corporate	$-	$-	$-	$-
Dominicana	143,704	17,491	285,316	112,575
Rahaxi	696,457	851,539	2,198,487	2,269,825
PLC	344,644	760,120	1,323,255	2,049,958
Total sales to external customers:	$1,184,805	$1,629,150	$3,807,058	$4,432,358

Depreciation and amortization:
Corporate	$80,100	$81,750	$241,531	$243,192
Dominicana	3,137	2,773	9,782	11,784
Rahaxi	8,888	164,969	29,281	452,059
PLC	97	322	482	439
Total depreciation and amortization:	$92,222	$249,814	$281,076	$707,474

General and administrative expense:
(not including depreciation and amortization)
Corporate	$3,155,810	$1,558,252	$9,387,192	$9,413,209
Dominicana	64,415	85,117	336,513	368,013
Rahaxi	615,648	834,474	2,154,606	2,332,347
PLC	161,987	192,359	476,444	419,541
Total general and administrative expense	$3,997,860	$2,670,202	$12,354,755	$12,533,110

Capital expenditures:
Corporate	$-	$-	$-	$1,796
Dominicana	-	-	-	-
Rahaxi	-	148,900	-	391,563
PLC	-	-	-	-
Total capital expenditures	$-	$148,900	$-	$393,359

Operating income (loss):
Corporate	$(3,235,910)	$(1,695,657)	$(9,628,723)	$(9,823,366)
Dominicana	(11,729)	(79,654)	(205,820)	(341,726)
Rahaxi	(374,369)	(768,193)	(1,238,918)	(2,396,606)
PLC	(50,476)	79,580	76,804	146,805
Total operating income (loss)	$(3,672,484)	$(2,463,924)	$(10,996,65)	$(12,414,893)

Interest Expense, Net:
Corporate	$12,455	$1,357	$31,033	$1,317
Dominicana	3,826	2,080	8,625	1,849
Rahaxi	11,569	3,223	20,379	27,245
PLC	-	-	-	-
Total interest expense	$27,850	$6,660	$60,037	$30,411

Financing cost
Corporate	$-	$-	$1,131,590	$-
Dominicana	-	-	-	-
Rahaxi	-	-	-	-
PLC	-	-	-	-
Total financing cost	$-	$-	$1,131,590	$-

Segment assets:
Corporate	$619,128	$2,022,822	$619,128	$2,022,822
Dominicana	252,653	183,949	252,653	183,949
Rahaxi	744,167	4,412,849	744,167	4,412,849
PLC	1,398,923	1,542,982	1,398,923	1,542,982
Total segment assets	$3,014,871	$8,162,602	$3,014,871	$8,162,602

13. SUBSEQUENT EVENTS

Resignation of Director

Carl Hessel submitted a letter of resignation from his position as a director with an effective date of April 2, 2009, citing personal reasons.  The letter was received by Rahaxi on April 15, 2009.  Mr. Hessel, through Margaux Investment Management Group, S.A., a company affiliated with Mr. Hessel, will continue to provide services as a consultant to Rahaxi pursuant to that certain Consulting Agreement dated August 15, 2008, filed as an exhibit to Rahaxi’s Form 10-K filed on October 14, 2008.

Private Placement of Common Stock

On May 6, 2009, the Board of Directors approved the issuance of shares of common stock to certain executives of the Company as incentive compensation.  The Board approved the issuance of 35 million shares of common stock to Paul Egan, President and Chief Executive Officer; 25 million shares to Ciaran Egan, Chief Financial Officer, and 10 million shares to Fionn Stakelum, Director of European Operations.

Based on our stock price on the date of issuance, the shares have an aggregate value of $2,800,000, which will be recorded as an expense for executive compensation. The share issuances were made pursuant to an exemption from registration under Regulation S and/or Regulation D under the Securities Act of 1933, as amended.  The shares are restricted securities, subject to compliance with Rule 144 under the Securities Act, with respect to any resales.

Issuance of Common Stock

Subsequent to March 31, 2009,  the Company issued the following shares of common stock:

A total of 10,000,000 shares of common stock were issued to a total of six consultants for services;
A total of 129,812,000 shares of common stock  were sold for cash;
A total of 400,000 shares of common stock were issued to employees for services;
A total of 70,000,000 shares of common stock were issueed to three members of management pursuant to a long-term incentive plan;
A total of 9,360,000 shares of common stock were issued for the exercise of stock options by a consultant.

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

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as the risks set forth under "Risk Factors". These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis of the Company's financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q.

Overview

We are a provider of electronic payment processing services, including credit and debit card transaction processing, point-of-sale related software applications and other value-added services. We currently process on average approximately 1,580,000 transactions per month and serve in excess of 1,700 merchant locations. We provide transaction processing support for all major credit cards, including Visa, MasterCard, American Express, Diners Club and JCB, and all bank-issued Finnish debit cards. We enable merchants and financial institutions to accept, and their consumers to utilize, electronic payments using credit and debit cards to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We provide merchants with various transaction processing services, including authorizing card transactions at the merchant’s retail location (also known as the point-of-sale), and capturing and transmitting transaction data. Through agreements with Hypercom Corporation, the world's second largest manufacturer of payment terminals, Spectra Technologies, a leading Chinese electronic payment solution provider, and Thyron Systems, we also offer our customers point-of-sale terminals, which are integrated with our software products to provide merchants with a complete solution for credit and debit card transaction processing.

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

We were originally organized on August 2, 1997, under the laws of the State of Delaware as Interstate Capital Corporation. On November 17, 1999, we merged into a newly formed Nevada corporation, Freedom Surf, Inc., for the purpose of changing the corporate domicile to Nevada. On February 24, 2003, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to "Freestar Technology Corporation". On September 10, 2002, we entered into an agreement with Heroya Investments Limited for the acquisition of Rahaxi Processing Oy through a combination of cash and stock. The agreement with Heroya was subsequently amended three times to increase the stock consideration and decrease the cash component. Rahaxi, our wholly owned subsidiary, is based in Helsinki, Finland.  On November 21, 2008, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to “Rahaxi, Inc” and implementing  a one-for-three reverse split of our common stock.

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

Our switching and transaction processing platform is operated by our wholly-owned subsidiary, Rahaxi, which is located in Finland. We are one of the leading players in the Finnish transaction processing market, serving approximately 1,700  merchants each day and processing on average approximately 1,700,000 transactions per month.

Until recently, our primary source of revenue was from transaction fees we receive from processing credit and debit card transactions through point-of-sale terminals at a merchant’s retail location. In fiscal year 2006, we also began generating revenue from sales of point-of-sale terminals as well as consulting fees, which include customization of software applications for merchants and other customers. In fiscal year 2008, the period from July 1, 2007 through June 30, 2008, transaction fees from point-of-sale terminal transactions continued to be derived primarily from merchants and customers based in Finland. We also derived revenue from transaction fees from clients in Estonia, Spain and Iceland. In addition, we derived revenue from consulting and development fees from our customers in Finland, France, the Dominican Republic and in Ireland through our 50% stake in PLC, Project Life Cycle Partners Limited.

The Company's principal offices are in Dublin, Ireland. The Company also has offices in Helsinki, Finland and Santo Domingo, the Dominican Republic. While the Company's offices in Finland and Ireland will primarily focus on the European market, the Company's office in the Dominican Republic will continue to pursue opportunities in the Caribbean and Latin America. Management believes that these emerging markets could offer favorable opportunities in the longer term. The Company has achieved certification to become a third party services provider for China UnionPay. Through our agreement with the French bank Natixis Paiements, we processed our first live transaction for China UnionPay in June, 2008 in Paris, France.  Subject to financial resource limitations we expect to continue to pursue additional banking relationships to allow us to expand our market for China UnionPay transactions in Europe.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2009  COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Revenue

For the reasons below, total revenue for the  three months ended March 31, 2009 was $1,184,805 compared to $1,629,150 for the three months ended March 31, 2008, a decrease of $444,345 or approximately 27.3%.

Transaction processing and related revenue

Transaction processing and related revenue was $404,769 for the three months ended March 31, 2009, compared to $575,002 during the prior year, a decrease of $170,233 or approximately 29.6%. The Company processed a total of 4,934,128 transactions during the three months ended March 31 2009, an increase of $886,967 or approximately 21.9% compared to 4,047,161 transactions processed during the prior period.  The increase in the number of transactions processed was primarily related to the increase in the number of clients compared to the same period of the prior year. The decrease in transaction  processing and related revenue was due to the fact that we recorded a non-recurring fee in the comparable period in the prior year of approximately  $109,000.   Also,  we have transitioned to a flat monthly pricing model for some of our new clients as opposed to the legacy per-transaction fees structure.   The Company invoices its customers in Euro, which declined in value by approximately 14% compared to the U.S. Dollar for the three months ended March 31, 2009.  This factor  should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $375,077 for the three months ended March 31, 2009, compared to $760,119 during the prior year, a decrease of $385,042 or approximately 50.7%. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC. The primary reasons for the decline in consulting services revenue can be attributed to the completion of projects under management during the period without comparable replacement projects being initiated, and the decline in value of the Euro compared to the U.S. dollar.

Hardware and related  revenue

Hardware and related revenue was $404,959 during the three months ended March 31, 2009, compared to $294,029 during the prior period, an increase of $110,930 or approximately 37.7%.  The primary reason for the increase in hardware related revenue is the continued rollout of the Company’s hardware products to an expanding client base.

We expect increases in transaction processing and related revenue together with hardware and related revenue throughout the next twelve months  as we continue to increase our client base and service offerings, such as China UnionPay transactions in France, EMV transaction processing, dynamic currency conversion, sales of point of sale terminals and consulting fees.  Due to the global economic downturn and the budgetary constraints of potential clients (particularly in Ireland) ,we see a decrease in consulting services over the next six months and remain cautiously optimistic for the six months following that.  However, there can be no guarantee that our products will be accepted in the marketplace or that our sales efforts will be successful

All of our revenue for the three months ended March 31, 2009 has been derived from a limited number of customers, primarily Finnish customers for our transaction processing products. Approximately 57% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of the fiscal year ending June 30, 2009. We believe that this customer concentration will be gradually diluted in the latter half of the fiscal year ending June 30, 2009 as we continue to pursue operations outside of Finland. All of our revenues for the three months ended March 31, 2009 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this to continue through the fiscal year ending June 30, 2009.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $367,804 for the three months ended March 31, 2009, compared to $623,110 for the prior three months ended March 31, 2008, a decrease of $255,306  or approximately 41.0%. The primary reason for the decrease is related to the elimination of the amortization of capitalized software from cost of good sold as a result of the software impairment charge recorded during the fourth quarter of fiscal 2008.  Amortization of capitalized software costs  was $135,096 during the three months ended March 31, 2008.  The Company also experienced a reduction in development expenses as projects were completed and new products were brought to market.  It is important to note that many of our costs associated with maintaining and improving our processing and customer support capabilities are charged to cost of revenue, but these costs do not always change in direct relation to sales.

Cost of consulting services

Cost of consulting services revenue was $233,036 for the three months ended March 31, 2009, compared to $487,860 for the  three months ended March 31, 2008, a decrease of $254,824 or approximately 52.2%.  The primary reason for the decrease was that as various stages of projects came to completion, fewer contractors were needed and therefore there was a reduction in contractor fees.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $166,367  during the three months ended March 31, 2009, compared to $207,402 during the prior period, a decrease of $41,035 or approximately 19.8%. The primary reason for the decrease was the reduction in the number of test units and replacement units sent to customers.

For the reasons stated above,  cost of revenue for the three months ended March 31, 2009 was $767,207 compared to $1,318,372 for the three months ended March 31, 2008, a decrease of $551,165 or approximately 41.8%.  Gross margin on sales for the three months ended March 31, 2009 was $417,598 or approximately 35.2% of sales, compared to gross margin on sales for the three months ended March 31, 2008 of $310,778 or approximately  19.1%.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,090,082  for the three months ended March 31, 2009 compared to $2,774,702 for the three months ended March 31, 2008, an increase of $1,315,380  or approximately 47.4%. The primary components of selling, general, and administrative expenses for the three months ended March 31,  2009 were: consulting fees of $2,530,950 to service providers for financial consulting and other professional services; $2,501,062 this amount consisted of non-cash compensation in the form of stock, stock options, and warrants.  Other components of selling, general, and administrative expenses were payroll and related costs of $983,610 (including $72,100 of non-cash compensation costs); facility costs  (rent, telephone, utilities, and maintenance) of $211,911;  travel and entertainment costs of $177,435; and depreciation and amortization of $93,959; recruiting costs of $26,977; and freight and delivery costs of $12,436.

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

Interest Expense

Interest income (expense) net was ($27,850) for the three months ended March 31, 2009, compared to ($6,660)  for the three months ended March 31, 2008, an increase of ($21,190) or approximately  318.2%. The increase is due primarily to an increase in notes payable outstanding, including the 6% Short Term Notes described above.

Historically, we have primarily utilized equity financing partly in order to avoid the interest charges associated with debt financing.  However, as described above, we recently utilized debt financing as well, although we expect equity financing to continue to comprise the bulk of our financing. The recent price and performance of our common stock could make equity financings more difficult, and require us to pursue alternative methods of financing our cash needs. In addition, we could receive an offer of attractive debt financing or could undertake additional financing with regard to an acquisition, in which cases interest expense would significantly increase.

Net Loss

For the reasons stated above, we recorded a net loss of $3,675,124  for the three months ended March 31, 2009 compared to $2,510,373 for the three months ended March 31, 2008, an increase of $1,164,751 or approximately 46.4%.

NINE MONTHS ENDED MARCH 31, 2009 COMPARED TO NINE MONTHS ENDED MARCH 31, 2008

Revenue

For the reasons below, total revenue for the  nine months ended March 31, 2009 was $3,807,058 compared to $4,432,358 for the nine months ended March 31, 2008, a decrease of $625,300 or approximately 14.1%.

Transaction processing and related revenue

Transaction processing and related revenue was $1,463,531 for the nine months ended March 31, 2009, compared to $1,575,507 during the prior period, a decrease of $111,976 or approximately 7.1%. The Company processed a total of  16,005,950  transactions during the nine months ended March 31, 2009, an increase of 1,772,931  or approximately 12.5% compared to 14,233,019 transactions processed during the prior period.  The increase in the number of transactions processed was primarily related to the increase in the number of clients compared to the same period of the prior year. The Company invoices its customers in Euro, which increase in value by approximately 4.4% compared to the Euro for the nine months ended March 31, 2009, and this factor  should be taken into consideration when analyzing our transaction processing sales. The decrease in transaction  processing and related revenue was due to the fact that we recorded a  non-recurring fee in the comparable period in the prior year of approximately $109,000; in addition, we have transitioned to a flat monthly pricing model for some of our new clients as opposed to the legacy per-transaction fees structure.

Consulting services revenue

Consulting services revenue was $1,416,653 for the nine months ended March 31, 2009, compared to $2,049,958 during the prior period, a decrease of $633,305 or approximately 30.9%. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC. The primary reasons for the decline in consulting services revenue can be attributed to the completion of projects under management during the period, the global economic downturn and the budgetary constraints of potential clients (particularly in Ireland)  and the decline in the Euro compared to the U.S. dollar.

Hardware and related  revenue

Hardware and related revenue was $926,874 during the nine months ended March 31, 2009, compared to $806,893 during the prior period, an increase of $119,981 or approximately 14.9%.  The primary reason for the increase in hardware related revenue is the continued rollout of the Company’s hardware products to an expanding client base.

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

All of our revenue for the nine months ended March 31, 2009 has been derived from a limited number of customers, primarily Finnish customers, for our transaction processing products. Approximately  57% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of the fiscal year ending June 30, 2009. We believe that this customer concentration will be gradually diluted in the latter half of the fiscal year ending June 30, 2009 as we continue to pursue operations outside of Finland. All of our revenues for the nine months ended March 31, 2009 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this to continue through the fiscal year ending June 30, 2009.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $995,111 for the nine months ended March 31, 2009, compared to $1,866,738 for the prior nine months ended March 31, 2008, a decrease of $871,627 or approximately 46.7%. The primary reason for the decrease is related to the elimination of the amortization of capitalized software from cost of good sold as a result of the software impairment charge recorded during the fourth quarter of fiscal 2008.  Amortization of capitalized software costs  was $400,303 during the nine months ended March 31, 2008.  The Company also experienced a reduction in development expenses as projects were completed and new products were brought to market.  It is important to note that many of our costs associated with maintaining and improving our processing and customer support capabilities are charged to cost of revenue, but these costs do not always change in direct relation to sales.

Cost of consulting services

Cost of consulting services revenue was $769,525 for the nine months ended March 31, 2009, compared to $1,483,174 for the  nine months ended March 31, 2008, a decrease of $713,649 or approximately 48.1%.  The primary reason for the decrease was that as various stages of projects came to completion, fewer contractors were needed and therefore there was a reduction in contractor fees.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $403,248 during the nine months ended March 31, 2009, compared to $657,057 during the prior year, a decrease of $253,809  or approximately 38.6%. The primary reason for the decrease was the reduction in actual hardware and related revenue caused by insufficient inventory levels.

For the reasons above, total cost of sales for the nine months ended March 31, 2009 was $2,167,884 compared to $4,006,969 for the  nine months ended March 31, 2008, a decrease of $1,839,085 or approximately 45.9%.  Gross margin on sales for the nine months ended March 31, 2009 was $1,639,174 or approximately 43.1% of sales, compared to gross margin on sales for the nine months ended March  31, 2008 of $425,389 or approximately 9.6% of sales.

We expect cost of revenue to decrease in the coming year as we have completed major software development work, and continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12,635,831  for the nine months ended March 31, 2009 compared to $12,840,282 for the nine months ended March 31, 2008, a decrease of $204,451  or approximately 1.6%. The primary components of selling, general, and administrative expenses for the nine months ended March 31, 2009 were: Consulting fees of $7,228,701 to service providers for financial consulting and other professional services; $7,036,317 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants.  Other components of selling, general, and administrative expenses were payroll and related costs of $3,553,454, including $365,100 of non-cash compensation in the form of stock grants; facility costs  (rent, telephone, utilities, and maintenance) of $713,533; travel and entertainment costs of $399,670;  legal and accounting fees of  $282,808;  depreciation and amortization of $281,076;  advertising and marketing of $33,808; recruiting of $26,977; licenses and dues of $26,540; and  repair and maintenance of $25,673.

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

Financing Cost

During the nine months ended  March 31, 2009, the Company wrote-off subscriptions receivable in the amount of $1,131,590. This amount represents shares issued pursuant to a financing transaction entered into in March, 2006.  The Company has received a total of $8,134,924 pursuant to this financing transaction through March 31, 2009.  There was no such write-off during the corresponding period of the prior year.

Interest Expense

Interest income (expense) net was ($60,037) for the nine months ended March 31, 2009, compared to ($37,071)  for the nine months ended March 31, 2008, an increase of ($22,966) or approximately  62%. The increase is due primarily to an increase in notes payable during the current period, partially offset by a decrease in vendor financing charges.

Historically, we have primarily utilized equity financing partly in order to avoid the interest charges associated with debt financing. However, as described above, we recently utilized debt financing as well, although we expect equity financing to continue to comprise the bulk of our financing. The recent price and performance of our common stock could make equity financings more difficult, and require us to pursue alternative methods of financing our cash needs. In addition, we could receive an offer of attractive debt financing or could undertake additional financing with regard to an acquisition, in which cases interest expense would significantly increase.

Net Loss

For the reasons stated above, we recorded a net loss of $12,226,686 for the nine months ended March 31, 2009 compared to $12,717,921 for the nine months ended March 31, 2008, a decrease of $491,235 or approximately 3.9%.

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

Operating Activities

The net cash used in operating activities was $3,138,358 for the nine  months ended March 31, 2009 compared to $3,092,865 for the nine months ended March 31, 2008, an increase of $45,493 or approximately 1.5%.  The primary components of cash used in operating activities during the current period are the net loss of ($12,226,686), partially offset by the non-cash charges of non-cash compensation of $7,401,416, non-cash financing cost of $1,131,590; and depreciation and amortization of $281,076.  The total amount of cash used in operating activities was also increased or (decreased) by the following changes in the  components of working capital:  accounts receivable of $543,757; inventory of $278,597; other current assets of $26,075; accounts payable and accrued expenses of ($648,261); deferred revenue of ($44,743);  and accrual of salary to officers of $108,844.

Investing Activities

Net cash used in investing activities was $0 during the nine months ended March 31, 2009 compared to $393,359 for the nine months ended March 31, 2008, a decrease of $393,359 or 100%.  During the current period, the Company curtailed its development activities as many of  its current projects have been completed.

Financing Activities

Net cash provided by financing activities was $2,326,927 for the nine months ended March 31, 2009, compared to $3,497,827 for the nine months ended March 31, 2008, a  decrease of $1,170,900  or approximately 33.5%.  The reason for the decrease was a decrease in cash provided from the sales of common stock of $460,737, a decrease in cash received from the exercise of stock options and warrants of $1,104,299, and a decrease in cash contributed by the officer of a subsidiary of $216,864. The Company raised $611,000 during the nine months ended March 31, 2009 via a short-term loan from a director in the amount of $300,000 and other short-term loans in the aggregate amount of $311,000.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $1,362,901 and total current liabilities of $5,165,092 , resulting in a working capital deficiency of $3,802,191.  We had cash and cash equivalents of $423,350 at March 31, 2009, and an accumulated deficit of $109,796,498.

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

As of March 31, 2009, the Company had received cash in the net amount $8,134,924 pursuant to the March Financing, and had issued 15,283,333 shares (post reverse split) of common stock and warrants to purchase an additional 16,612,219 shares (post reverse split).  Warrants to purchase 8,278,986 shares (post reverse split) expired on March 31, 2008, and warrants to purchase 8,333,333 shares (post reverse split) remain outstanding at December 31, 2008. During the three months ended December 31, 2008, the Company wrote-off to financing cost the balance in subscriptions receivable related to the March Financing in the amount of $1,131,590.

In July and August  2008, the Company signed four notes payable (the “6% Short Term Notes”) in the aggregate principal amount of $611,000. The 6% Short Term Notes are due six months from the date of the notes, and bear interest at the rate of 6% per annum.  The Company has the option to either repay the principal and accrued interest due under the 6% Short Term Notes in cash or in common stock. If paid in the form of common stock, the price will be 80% of the closing price of the Company’s common stock on the date of the notes.   During the six months ended December 31, 2008, the Company accrued interest in the amount of  $14,518 on the 6% Short Term Notes.   At March 31, 2009, the principal and accrued interest of the 6% Short Term Notes are convertible into a total of 4,996,772 shares (post reverse split) of the Company’s common stock.

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

Certain Indebtedness and Transactions

Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve our cash. At March 31, 2009, $359,771  and $82,889  of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Paul Egan and Ciaran have also advanced the funds to the Company. These advances accrue interest at the rate of 7% per annum.  At March 31, 2009, the Company owed the amount of $248,997 and $63,973 to Paul Egan and Ciaran Egan, respectively, for advances;  plus $22,289 and $3,857 to Paul Egan and Ciaran Egan, respectively, for accrued interest.

Pursuant to Paul Egan’s and Ciaran Egan’s employment agreements, the Company provides the officers a car allowance. These allowance have not been paid during the nine months ended March 31, 2009, and the amounts of $45,395 to Paul Egan and $45,395 to Ciaran Egan have been accrued at March  31, 2009.

During the nine months ended March 31, 2009, the Company received a loan in the amount of $300,000 from a director (see note 8 of the accompanying financial statements).  At March 31, 2009, the accrued interest on this loan is $10,487.  The combined principal and interest at March 31, 2009, of $310,487 is convertible at the Company’s discretion into shares (post reverse split) of the Company’s common stock at the rate of $0.12 per share (post reverse split), which would result in the issuance of 2,587,392 shares (post reverse split).   This note, along with interest accrued at the rate of 6% is due on August 10, 2009.

During the nine months ended March 31, 2009, the Company issued 6,660,000 shares of common stock valued at $632,700 to a director for services.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name ePayLatina S.A., and Rahaxi Dominicana, Inc. operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Exchange rates had a material negative impact on our revenue for the three and nine months ended March 31, 2009. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $45,445 and $249,413 for the three and nine months ended March 31, 2009.

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

ITEM 3.  QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

Information required by this Item is not required for smaller reporting companies.  Note generally, that in the normal course of business, operations of the Company are exposed to risks associated with fluctuations in foreign currency exchange rates. Overall, the Company is a net recipient of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's consolidated sales and gross margins as expressed in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2009 our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation and due to the material weakness existing in our internal controls as of June 30, 2008 (described below) which has not been fully remediated as of March 31, 2009, we have concluded that as of March 31, 2009, our disclosure controls and procedures were ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings as reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-K filed with the SEC on October 14, 2008, and as updated in its quarterly reports filed on Form 10-Q.  During the three months ended March 31, 2009, there were no material changes to the legal proceeding or investigations reported in such reports; however, one new legal proceeding was initiated against the Company, described below.

Estate of Jyrki Matikainen

On May 19, 2009, in Helsinki District Court, a judgment was imposed by the Court against Rahaxi Processing Oy, a subsidiary of Rahaxi Inc. based in Helsinki, Finland, in favor of the estate of a former employee (now deceased), Jyrki Matikainen.  Mr. Matikainen’s claim was for wrongful termination of his employment by Rahaxi Processing Oy.  Mr. Matikainen’s estate claimed that the Company did not provide written warning before termination and did not have adequate grounds for termination.  The court ordered Rahaxi Processing Oy to pay to Mr. Matikainen’s estate compensation of six months salary, for a total of approximately $86,000 and costs of approximately $19,500, plus interest.

The Company will, however, be appealing the ruling and it will lodge a written appeal with the Helsinki Appeals Court by the 18th June 2009.   In light of our decision to appeal this matter, it remains in litigation and there can be no assurance as to the outcome of the lawsuit.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on March 31, 2009 (not previously reported in a Form 8-K):

The Company issued 1,200,000  shares of common stock valued at $48,000 for prepaid rent.

The Company issued 6,000,000  shares of common stock valued at $180,000 to a consultant  for services.

The Company issued 150,000  shares of common stock valued at $4,500 to an employee for services.

The Company sold 10,000,000 shares of common stock for cash in the amount of $200,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

SUBSEQUENT EVENTS.

Subsequent to March 31, 2009,  the Company issued the following shares of common stock:

A total of 10,000,000 shares of common stock were issued to a total of six consultants for services;
A total of 129,812,000 shares of common stock  were sold for cash;
A total of 400,000 shares of common stock were issued to employees for services;
A total of 70,000,000 shares of common stock were issueed to three members of management pursuant to a long-term incentive plan;
A total of 9,360,000 shares of common stock were issued for the exercise of stock options by a consultant.

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

RAHAXI, INC.

Date: May 20, 2009	By:	/s/ Paul Egan
Paul Egan
Chief Executive Officer

Date: May 20, 2009	By:	/s/ Ciaran Egan
Ciaran Egan
Secretary/Treasurer/ Chief Financial Officer