Form 10-K
period 2009-06-30
Rahaxi, Inc.
filed 2009-11-13
CIK 1102301

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2009

OR

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-28749

Rahaxi, Inc.

(Formerly Freestar Technology Corporation)
(Name of small business issuer in its charter)

Nevada	88-0446457
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Wicklow Enterprise Centre, The Murrough,
Wicklow Town,  County Wicklow, Republic of Ireland
(Address of Principal Executive Offices)

Issuer's telephone number:  353-404-66433

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
☒ Yes       ❒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ❒    No ❒ [Not Applicable to Smaller Reporting Companies]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ❒	Accelerated filer ❒
Non-accelerated filer ❒ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ❒  Yes       ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 31, 2008, was $14,419,616

488,952,663 shares (post reverse-split) of our common stock were issued and outstanding as of November 10, 2009.

Documents incorporated by reference: None.

PART I.

ITEM 1. BUSINESS

Recent Events: Increase to Authorized Common and Preferred Stock

On August 10, 2009, Rahaxi, Inc. filed a definitive Proxy Statement seeking shareholder approval of proposed amendments to our Articles of Incorporation to (i) increase our authorized Common Stock from 500 Million shares to One Billion shares and (ii) increase our authorized preferred stock from Five Million to Ten Million shares.  Shareholders approved both proposals and we filed an amendment to our Articles of Incorporation with the Secretary of State of Delaware to implement such changes effective as of September 21, 2009.

Overview

Rahaxi, Inc., formerly known as Freestar Technology Corporation (the “Company”, “we” or “our”) is a provider of electronic payment processing services, including credit and debit card transaction processing, point-of-sale related software applications and other value-added services. We currently process on average approximately 1,840,000 transactions per month and serve in excess of 2,600 merchant locations. We provide transaction processing support for all major credit cards, including Visa, MasterCard, American Express, Diners Club and JCB, and all bank-issued Finnish debit cards. We enable merchants and financial institutions to accept, and their consumers to utilize, electronic payments using credit and debit cards to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We provide merchants with various transaction processing services, including authorizing card transactions at the merchant’s retail location (also known as the point-of-sale), and capturing and transmitting transaction data. Through agreements with Hypercom Corporation, the world's second largest manufacturer of payment terminals, Spectra Technologies, a leading Chinese electronic payment solution provider, we also offer our customers point-of-sale terminals, which are integrated with our software products to provide merchants with a complete solution for credit and debit card transaction processing.

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

Business Description

Our switching and transaction processing platform is operated by our wholly-owned subsidiary, Rahaxi Processing Oy, which is located in Finland. We are one of the leading players in the Finnish transaction processing market, serving approximately 2100 merchants each day and processing on average approximately 1,840,000 transactions per month.

Our primary revenue streams include (i) transaction fees we receive from processing credit and debit card transactions through point-of-sale terminals at a merchant’s retail location, (ii) revenue from sales of point-of-sale terminals, and (iii) consulting fees, which include revenue from our subsidiary, Project Life Cycle Partners Limited (“PLC”), as well as customization of software applications for merchants and other customers. Other anticipated revenue streams include additional processing fees from processing dynamic currency conversion through our agreements with such clients as Global Refund Group although such revenues have been relatively small to date.  In fiscal year 2009, the period from July 1, 2008 through June 30, 2009, transaction fees from point-of-sale terminal transactions were primarily from merchants and customers based in Finland. We also derived nominal revenue from transaction fees from clients in Estonia, Spain and Iceland. PLC generated revenues from consulting and development fees from our customers in the United Kingdom and Ireland.

In fiscal 2009, we generated revenue from the sale of point of sale terminals and networking equipment, and began generating income from commissions received from the sale of prepaid PINS in the telecommunication industry.

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

We provide transaction processing support for Visa, MasterCard, American Express, Diners Club, JCB and all bank-issued Finnish debit cards. Our network currently supports in excess of 10,000 point-of-sale appliances, including integrated cash registers and stand-alone/desk terminals. Our authorization and transaction fees are primarily priced based on a specified amount per transaction, although we offer flat fee pricing packages as well.

Our processing payment engine is also designed to acquire transactions from merchants and route to cross border financial institutions. For example, our system is directly linked to merchants in Spain and Denmark, and acquires transactions from Spanish and Danish terminals.  We have also established relationships with financial institutions and multi-national merchants in Sweden to expand on our proven cross-border capabilities. However, as noted above, most of our processing fee revenue continues to be derived from customers in Finland.

We have developed and certified in the Dominican Republic an electronic PIN distribution application for point of sale solutions in association with some of the most important telecommunications companies in the Dominican Republic and Haiti. Our product is distributed to customers directly and indirectly through our affiliated merchant's sales channels.

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

Although not the only possible method, the majority of implementations of EMV cards and terminals confirm the identity of the cardholder by requiring the entry of a PIN (Personal Identification Number) rather than signing a paper receipt. The increased protection from fraud has allowed banks and credit card issuers to push through a “liability shift” such that merchants in the Nordic region and other countries in Europe are now liable (as of January 2005) for any fraud that results from non-EMV transactions on their systems. In light of this incentive, we believe that the majority of merchants will begin to migrate their systems in Europe to EMV-compliant systems, although such migration has progressed at a slower than originally anticipated pace.

We have developed an EMV compliant processing platform to provide merchants with this enhanced fraud protection for European credit card transactions.  We are currently EMV-certified in Finland and are seeking certification in other countries. We intend to offer end-to-end merchant processing solutions. Through our strategic relationships with Spectra Technologies and Hypercom, we offer high performance, integrated/hybrid point-of-sale terminals that are able to process both magnetic stripe cards and chip cards operating under the EMV standard. These terminals are ideal for retailers that desire speed, security, compliance with the most recent specifications, and acceptance of all leading payment cards in one easy to use device.

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

We have agreements to provide such services as payment and technology solutions to the banking industry, and revenue sharing agreements which utilize our proprietary processing platform for the telecommunications industry for the sale of electronic prepaid PINS for cellular phones. Our clients in the Dominican Republic include Banco Progresso, UniBank Haiti, Cardnet, Visanet, Union Telecard Dominicana, UniCart Haiti, Alsaka Water  and Lotto Distributors.

We have agreements with Hypercom and Spectra Technologies to deploy fully EMV compliant terminals in the Finnish market. These point-of-sale terminal offerings, core competencies and transaction processing expertise allow us to support all major credit-charge-debit cards, as well as private label cards. We offer our solutions and services to small, medium, and large retailers across retailing segments. The Company began deriving revenue from the sale of point-of-sale terminals in fiscal 2007, and we expect an increasing percentage of our revenues to be derived from point-of-sale terminal sales in fiscal 2010.

(4)   Dynamic Currency Conversion

Dynamic Currency Conversion (“DCC”) or Cardholder Preferred Currency (“CPC”) is a financial service in which holders of credit cards have the cost of a transaction converted to their local currency when making a payment in a foreign currency. Currently, this feature is only possible for Visa and MasterCard networks. American Express cards have the benefit of being unable to have dynamic currency conversion applied.

For example, the following is a typical DCC transaction at point of sale: A cardholder (for example, from the United States) that is traveling in Europe presents a Visa/MasterCard for payment for a product/service priced in euros. The credit card details are captured on the point of sale device (“POS”), which identifies that the card is a USA issued card. The cashier asks the cardholder to pay in US dollars and the POS converts the euro amount into US dollars (based on a margined daily rate). This exchange rate is a managed exchange rate in order increase margins on the transactions by charging for the cost of the service at the point of sale.  The cardholder signs a receipt that shows the euro amount, rate of exchange and the US dollar amount. The service guarantees that this exact US dollar amount will be debited to the cardholder account, and the exact euro amount will be credited to the merchant’s account, to the benefit of the merchant

Once the rates are presented to the customer through the point-of-sale terminal and accepted, the authorization request is then routed to us to be switched to the appropriate issuing and acquiring banks. We will provide transaction gateway services and settlement with the participating banking institutions. We have an existing relationship with FCC and Global Refund that has the potential to significantly expand our terminal base and increase transaction volumes when fully implemented. FCC and Global Refund began  the initial product roll-out with dynamic currency conversion in Spain, and have recently expanded into Iceland and Denmark, with plans to expand to additional countries in 2008 and 2009. We derived fairly limited processing revenue from our relationship with FCC and Global Refund in fiscal 2008 and 2009, and expect to such revenue to remain limited in fiscal 2010 from this strategic relationship.

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

By creating positive benefits in terms of employee morale, customer loyalty, team-development and ultimately profitability, the PLC approach strives to add value to every project. Key to its success is the emphasis PLC places on communications, and keeping key players informed, on track and enthused. PLC are experienced team-builders, accomplished negotiators and skilled in coaching and mentoring.

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

Market Growth

In recent years, credit card usage has demonstrated significant growth rates.  Management believes this trend will continue long-term.  However, during 2008, unprecedented events occurred in the financial markets around the world resulting in distress in the credit environment, equity market volatility and government intervention.  As a result, we believe that credit card usage may decline in the near term, or that prior growth rates could be significantly reduced.

Assuming that global economic conditions continue to show improvement, we believe that card payments will continue to increase at the expense of cash payments in the years ahead, and that more transactions will move to card-based payments instead of cash.

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

Despite this strong growth, the emerging markets have a long way to go until they reach the same level in terms of card usage as in the Western world. For example, one study has found that cards were used in only fifteen percent of all retail sales in China in 2006, compared with a global norm of about 30 percent. The increasing adoption of electronic payments in these regions is driven primarily by strong economic growth, improving infrastructure development, strong support from governments seeking to increase VAT and sales tax collection, and the expanding presence of wireless networks.

Market Drivers

Payment card operations are an ever-changing industry. New, emerging and converging technologies as well as marketplace demands are changing the landscape of this global industry. As a result, every participant in the chain of payments processing is adjusting to both opportunities and challenges. Some factors impacting the industry include:

Evolving Standards and EMV

Evolving standards have implications to all participants in the payment industry. The introduction of the smart card technology for all credit and debit products is the first major change and challenge in payment card operating structure since the magnetic stripe came to market over 30 years ago. The international card companies, through their jointly owned body EMVCo, have promoted and encouraged the industry, member's banks, retailers and processors to convert to the integrated chip-based technology.

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

Although SEPA standards may also increase the number of competitors we face in Finland, as well as any countries we may expand into, management believes that Finland already has some of the lowest payment processing fees in Europe.  Thus, we believe that we should be able to offer cost-effective solutions in additional European countries while defending our current market share.  While we believe that SEPA implementation may present log-term growth opportunities for the Company in new markets, due to resource constraints, we expect to continue to focus primarily on Finland, and to a greater extent in the Dominican Republic, during the upcoming fiscal year.

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

Our payment card processing systems and procedures are PCI-DSS compliant, which we believe provides us with a competitive advantage over other processing companies that are not PCI-DSS compliant.

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

Our objective is to provide solutions and services that enable secure and real-time movement of financial transactions incorporating hardware and software to enable credit, debit and ATM cards with PIN transactions. The key elements of our strategy are to:

(1)  Increase Market Share in Finland and Expand Into Other Scandinavian and European Countries

We continue to focus heavily on our current base market in the Finnish region, as well as looking for opportunities in other European markets.  As described above, with the implementation of EMV standards, we believe we will have a significant opportunity to increase our market share in Finland, if we successfully execute of business plans and if we have adequate capital and resources.

In addition, we believe that the SEPA standards will also lower barriers to entry in other countries.  As SEPA standards are implemented, we will carefully review other countries in the European market, such as Sweden, where current processing rules and standards have limited competition and increased processing fees paid by banks and merchants.

Expanding into other Scandinavian countries remains a long-term goal, but due to resource constraints and the varying timing of the actual implementation of SEPA, we do not expect any significant new market penetration in the upcoming fiscal year.

(2)  Dominican Republic

We continue to roll out our product offering in the Dominican Republic.  We currently serve have deployed over 2,000 terminals to merchants in the Dominican Republic and have implemented POS terminal sales.  We believe the terminal landscape to be in excess of 40,000 units and are aggressively targeting this market.

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

In August 2006, we entered into an agreement to become a Third Party Services Provider for China Unionpay Co., LTD., Shanghai, P.C., which we refer to as China Unionpay. Under this agreement, we have an opportunity to provide transaction processing services to China Unionpay credit card holders traveling in Europe.  Through our agreement with the French bank Natixis Paiements, we processed our first live transaction for CUP in June, 2008 in Paris, France.  This agreement has the potential to drive an increase in the number of merchants, as Natixis Paiements markets the product directly to its clients throughout Europe.  We have been pursuing additional banking relationships to allow us to expand our market for CUP transactions in Europe.

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

Our board of directors believes that we are well positioned to take advantage of the various opportunities for growth in the market if  we have adequate capital to implement our business plans.  We are active in a growth market and we enjoy certain competitive advantages. During fiscal 2009, we generated on average approximately 1,840,000 transactions per month.  Management estimates that, due to new business wins and new service offerings, the average monthly transaction volume will increase significantly by the end of fiscal 2010.

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

We are also capable of supporting the latest Visa 3D secure payment technology.  Management believes that with our investment in the upgraded NonStop systems running the newest ACI software, we can meet our projected increasing capacity needs. We are currently licensed to process 8,000,000 transactions per month and can increase this capacity with the addition of further licenses.  We have developed and certified in the Dominican Republic an electronic PIN distribution application for point of sale solutions in association with some of the most important telecommunications companies in the Dominican Republic and Haiti

Research and Development

Our long-term growth strategy requires continued development of new processing products and adoption of new and changing standards. We believe that the timely development of new applications and enhancements is essential to maintain our competitive position in the market. We work closely with our customers to design systems and processes that meet their planned technical and production requirements. Our product development efforts focus on new products and improved versions of existing products. We do not conduct any pure research, and we purchase much of our software in off-the-shelf form from a third party software vendor. We invested approximately $485,000 for fiscal 2009 and in excess of $973,000 for fiscal 2008, which includes software costs which were expensed as incurred and costs which have been capitalized. Key development activities during fiscal 2009 included:

•	Introduction of card payment technology that detects VAT refund eligibility and converts currency in real time in connection with Global Refund and Hypercom at the Cartes 2005;
•	Introduced OTI, Open terminal interface, a turnkey solution for point-of-sale equipment
•	Introduced Rahaxi-oti(tm) (open terminal interface), an in-house developed and managed middleware solution for point of sale equipment vendors
•	Finnish EMV certifications of its in-house developed point-of-sale middleware software solution Rahaxi-OTI and the Hypercom T2100 Point-of-Sale payment terminal;
•	EMV certification with its long-term partner, leading Finnish Electronic Cash Register vendor CPU Oy; and
•	EMV certification from MasterCard for MasterCard Securecode online payment processing.
•	SPECTRA CREON POS application development, EMV certification, TIP approval
•	Software interface for host B24 system to route and process domestic transactions via foreign transaction acquirer CEKAB
•	Implementation of a new functionality in OTI required by Finnish Banking Association (tips, partial refunds)
•	Implementation of a new online transaction reporting software for general customer use (LiveReport)
•	Implementation of a specific version of LiveReport software for customer R-Kioski with an additional functionality
•	Specific functionality for RauttaKirja major customer had been implemented to OTI and B24
•	Implementation of new commission calculation software for resellers
•	Implementation of PA DSS security principles into OTI sotware, PA DSS compliant version of OTI is available to merchants
•	Implementation of support for Plussa loyalty card to B24
•	New communication channels to domestic acquirers (Nordea bank) had been developed to replace legacy X.25 lines
•	Hotcard functionality for T4200 Hypercom POS family had been implemented
•	Development of prepaid platform for the telecommunications industry in the Dominican Republic

Customers

We have approximately 2,100 customers. Our clients include Ikano, Global Refunds, Finnair and Stockman. A significant percentage of our revenue is still being derived from a limited number of our customers, which are primarily Finnish customers for our transaction processing products.  We had one customer that accounted for approximately 11% of sales for the year ended June 30, 2009. Our two largest customers accounted for approximately 21% of our sales for the year ended June 30, 2009.

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

Luottokunta
Handelsbanken
SEB/Euroline
CEKAB
Nordea
Oko
Sampo
Alandsbanken
Samlink
PKK
Natixis Paiements

Employees

As of June 30, 2009, we had fifty-two full-time employees, as well as several consultants in various specialties. Of the total, four are senior management, four in finance and accounting, eleven in software development, two in project management, eight in office administration, nine in sales and marketing, two in legal, four in business development, nine in customer support and one in Investor relations.

Miscellaneous

There is no need for any government approval of our principal products and services in the markets we serve. There are no existing or, to our knowledge, probable governmental regulations on our business. We are not aware of any compliance issues with any environmental laws in connection with our business.

ITEM 1A.  RISK FACTORS

Global economics, political and other conditions may adversely affect trends in consumer spending, which may adversely impact the Company’s revenue and profitability.

The global electronic payments industry depends heavily upon the overall level of consumer, business and government spending. A sustained deterioration in the general economic conditions affects the Company’s financial performance by reducing the number of transactions involving payment cards. A reduction in the amount of consumer spending could adversely impact future revenues and profits of the Company and make it more difficult for the Company to obtain new business.

The loss of even one significant client or any significant reduction in the use of our services could have a material adverse effect on our business, financial condition and results of operations.

We derive a significant portion of our revenues from two clients. For the years ended June 30, 2009 and 2008, revenues from two  customers represented approximately 21% and 50% of our total revenues, respectively. The loss of anyone of these customers could have a material adverse effect on our business, financial condition and results of operations.

We Have Never Been Profitable and Require Immediate Additional Capital to Continue our Operations

Based on our cash balance, assets and liabilities as of June 30, 2009, we are in need of immediate additional financing to fund our current working capital requirements, as well as longer-term needs.  The recent global economic downturn, along with the decline in our average stock price over the past fiscal year and our continued losses, have made raising such required capital significantly more difficult.

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

The financial statements included in this report have been prepared on the basis that we will continue as a going concern, which assumes the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred accumulated losses of approximately $115,553,000 as of June 30, 2009. We do not expect to generate sufficient revenue to meet our cash requirements for the next twelve months. We will need to raise additional capital to continue meeting operational expenses. Our independent auditors have added an explanatory paragraph to their report of our financial statements for the year ended June 30, 2009 stating that our net losses, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. If we are not successful in raising sufficient additional capital, we may we may not be able to continue as a going concern, our stockholders may lose their entire investment in us.

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

Control by Our Officers and Directors May Override Wishes of Other Stockholders

Our officers and directors currently own common stock and options equal to over 25% of the outstanding shares of our common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to our management will be made exclusively by our officers and directors. Investors will only have rights associated with stockholders to make decisions that affect us. Accordingly, it could be difficult for the investors hereunder to effectuate control over our affairs.

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

In addition, pursuant to the applicable rules of the National Association of Securities Dealers, Inc. that operates the OTCBB, those OTCBB issuers that are cited for filing delinquency in its Form 10-K's/Form 10-Q's three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) would not be considered late. This rule does not apply to a company's Current Reports on Form 8-K.

As a result of these rules, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Since this annual report on Form 10-K was filed late, there is an increased risk that we could be delisted due to future late filings, since we have already incurred our first “strike” for having a late filing.  In addition, as noted above under “Key Personnel” in this Risk Factors section, our ability to make timely filings remains depending upon such key personnel, including our CEO and CFO.

We may have problems obtaining our independent accounting firm’s report on our compliance with Section 404 of the Sarbanes-Oxley Act.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting.  Commencing with our annual report for the fiscal year ending June 30, 2010, our independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

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

ITEM 2.  PROPERTIES

Offices

We had leased a 1,664 square foot office for our corporate headquarters in Dublin, Ireland for $9,867 per month. This  lease originally expired in January 2011.  In April 2009, we cancelled this lease, and accrued  a cancellation  charge in the amount of $2,300.   In April 2009, we and entered into an agreement to rent a total 800 square feet of office space, in Wicklow, at a cost of $702 per month.  This rental agreement is on a month-to-month basis, with an eight week cancellation notice requirement.

We lease 5,527 square feet of office space in Helsinki, Finland for $10,254 per month. This lease expires in February 2012. The lease contains provisions to increase the monthly lease amount to $12,221 effective March 1, 2010; and $12,502 on March 1, 2011.

We had  leased a 6,081 square foot office in Santo Domingo, Dominican Republic. This lease was for five years and originally expired in September 2011. In May 2009, we cancelled this lease, and accrued a cancellation charge in the amount of $20,000.  We also wrote-off prepaid rent in the amount of $72,925.  In May 2009, we entered into a new agreement to lease 6,099 square feet of office space, along with furniture and a data center, also in Santo Domingo, Dominican Republic.  This lease expires September 30, 2012, and calls for aggregate lease expense in the amount of $13,600 per month.

All these offices are currently adequate for our needs.

Furniture and Equipment, Leasehold Improvements, and Computers

The furniture and equipment, leasehold improvements and computers owned by us are recorded at their acquisition cost, and are depreciated using the straight-line and declining methods. This equipment, which is required for the day-to-day operation of our business in our Finland, Dominican Republic, Ireland and Sweden offices, is currently valued at $84,766 and $165,990, respectively, as of June 30, 2009 and 2008.

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

ACI v. Rahaxi Processing Oy

On March 31, 2008, Rahaxi Processing Oy, a subsidiary of ours based in Helsinki, Finland, received a summons detailing legal proceedings to be taken against it by ACI Worldwide (EMEA) Limited (“ACI”), which is domiciled in Watford, United Kingdom pursuant to a written complaint filed on the 26th February 2008 in Helsinki District Court. ACI is claiming payment relating to outstanding invoices for services provided to the Company such as license fees, maintenance fees, support and software fees and consultancy service fees pursuant to various agreements between ACI and the Company.

The Company has acknowledged that a certain amount of the fees claimed under summons are due to ACI and in recognition of this fact the Company has paid a significant portion of the monies due with respect to the uncontested invoices. The Company will, however, be contesting a significant portion of the fees claimed by under the summons when the preliminary hearing of the case takes place in Helsinki District Court, expected to occur towards the beginning of 2010.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

From August 4, 2000 through March 2, 2001, our common stock was traded on the OTCBB under the symbol "FRSH". From March 5, 2001 through February 26, 2003, our common stock traded under the symbol "FSTI" (reflecting the name change from "Freedom Surf, Inc." to "Freestar Technologies"). From February 27, 2003, through November 7, 2004, our common stock traded under the symbol "FSRC" (reflecting the name change from "Freestar Technologies" to "FreesStar Technology Corporation"). From November 8, 2004 to November 21, 2008, our common stock has been traded under the symbol "FSRT" (reflecting the one for seven reverse split of common stock that occurred on November 8, 2004).  From November 22, 2008 through present, our common stock has been traded under the symbol “RHXI” (reflecting the name change from “Freestar Technology Corporation” to “Rahaxi, Inc.” and the simultaneous one for three reverse stock split). The range of closing prices shown below is reported while trading on the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended June 30, 2009
	High	Low

Quarter Ended June 30, 2009	$0.02	$0.06
Quarter Ended March 31, 2009	$0.17	$0.03
Quarter Ended December 31, 2008	$0.14	$0.04
Quarter Ended September 30, 2008	$0.24	$0.08

Per Share Common Stock Bid Prices by Quarter For the Fiscal Year Ended June 30, 2008
	High	Low
Quarter Ended June 30, 2008	$0.42	$0.15
Quarter Ended March 31, 2008	$0.45	$0.12
Quarter Ended December 31, 2007	$0.60	$0.33
Quarter Ended September 30, 2007	$0.72	$0.42

Holders of Common Equity

As of November 2, 2009, we had approximately 278 shareholders of record of our common stock. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Information

We have not declared or paid a cash dividend to stockholders since we were incorporated. The board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Sales of Unregistered Securities

We made the following issuances of unregistered (restricted) securities during the fourth quarter of the fiscal year ended on June 30, 2009:

In April 2009, we issued a total of  10,000,000 shares of common stock  (post reverse-split)  with a fair value of $500,000 to three consultants for services.

In April 2009, we issued a total of 7,812,000 shares of common stock (post reverse split) as collateral on a loan; in June 2009, we issued an additional 1,250,000 shares of common stock as collateral on a second loan. These shares were recorded at their par values of $7,812 and $1,250, respectively.

In April 2009, we sold 102,000,000 shares of common stock (post reverse split) to investors for cash of $1,040,000.

In April 2009,  we issued a total of 400,000 shares of common stock (post reverse-split) with a fair value of $18,600 to employees as a bonus.

In May 2009, we issued a total of 70,000,000 shares of common stock (post reverse-split) with a fair value of $2,730,000 to three officers of the Company for services. The issuances were as follows: 35,000,000 shares to our CEO, Paul Egan; 25,000,000 shares to our CFO, Ciaran Egan; and 10,000,000 shares to our Director of European Operations, Fionn Stakelum.

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

We intend to increase revenue from our core payment processing products, which include: (1) Authorization: transaction fees derived from processing point of sale terminal transactions; (2) Dynamic Currency Conversion support services: we will provide support for transaction gateway services and settlement of credit card transactions utilizing dynamic currency conversion to merchants and participating banking institutions; (3) Consulting and Software Development Fees: consulting services and customized software development provided to financial institutions and merchants and fees earned by PLC; (4) Sale of Point of Sale solutions: sales of point of sale terminals; and (5) Private Label Cards: transaction management services provided for a private label card issuer. Our revenue for the year ended June 30, 2009 was primarily generated from transaction fees, sales of point of sale terminals through our Finland operations and consulting fees through PLC, as well as through customized software development fees.

In November 2006, the Company acquired 50% of the outstanding capital stock of Project Life Cycle Partners, Ltd. (“PLC”), a technology consulting firm located in Dublin, Ireland.  PLC is a niche project consulting firm specializing in the management and implementation of information systems projects.  PLC has international experience within the financial services and telecommunication sectors.

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

Results of Operations

Revenue

Transaction processing and related revenue

Transaction processing and related revenue was $1,915,247 for the year ended June 30, 2009, compared to $2,076,309 during the prior year, a decrease of $161,062 or approximately 7.8%.  The Company processed a total of 22,119,999 transactions during the year ended June 30, 2009, an increase of 3,100,944 or approximately 16.3% compared to  19,019,055 transactions processed during the prior year.  Transaction processing revenue measured in U.S. dollars decreased from the prior year primarily for two reasons: (1) the average exchange rate for the U.S. dollar vs. the Euro decreased by approximately 6.4% during the twelve months ended June 30, 2009; and (2) the Company has more fixed-fee contracts in place during the year ended June 30, 2009, which result in less revenue per transaction.

Consulting services revenue

Consulting services revenue was $1,912,364 for the year ended June 30, 2009, compared to $2,904,708 during the prior year, a decrease of $992,344 or approximately 34.2%. Consulting services revenue is primarily generated by the Company’s subsidiary PLC.  The decrease in consulting services revenue can be attributed to the completion of projects under management during the period without comparable replacement projects being initiated, the decline in value of the Euro compared to the U.S. dollar, and the worsening of economic conditions in Ireland.

Hardware sales and related  revenue

Hardware sales and related revenue was $1,397,549 during the year ended June 30, 2009, compared to $1,278,690 during the prior year, an increase of $118,859 or approximately 9.3%.  Hardware sales and related revenue increased due to continued demand for our products in the marketplace. We expect this increased demand to continue for the next fiscal year.

For the reasons above, total revenue for the year ended June 30, 2009 was $5,225,160 compared to $6,259,707 for the year ended June 30, 2008, a  decrease of $1,034,547 or approximately 16.5%.

All of our revenue for the year ended June 30, 2009 has been derived from a limited number of its customers, primarily Finnish customers for its transaction processing products. Approximately 49% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of fiscal 2010. We believe that this customer concentration will be diluted in the latter half of fiscal 2010 as we pursue operations outside of Finland. All of our revenues for the twelve months ended June 30, 2009 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this trend to continue through fiscal year 2010.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $1,290,287 for the year ended June 30, 2009, compared to $2,313,929 for the prior year ended June 30, 2008, a decrease of $1,023,642 or approximately 44.2%.  The primary reason for the decrease was the completion of many significant software development projects and customization work.  During the year ended June 30, 2008, we wrote-off all of our capitalized software, and no longer charge the amortization of software or software licenses to cost of goods sold.  We expense all costs associated with maintaining, and many of the costs of improving, our processing and customer support capabilities. These costs do not always change in direct relation to sales, and in fact often increase in advance of any potential increase in sales which they may support.

Cost of consulting services

Cost of consulting services revenue was $1,151,275 for the year ended June 30, 2009, compared to $2,146,766 for the prior year ended June 30, 2008, a decrease of $995,491 or approximately 46.4%.  Cost of consulting services revenue decreased primarily because the related consulting services revenue decreased.  Consulting services revenue is primarily generated by our subsidiary company PLC Partners, Ltd.  Gross profit as a percentage of consulting service revenues increased to 39.8% for the year ended June 30, 2009 from 26.1% for the year ended June 30, 2008. The increase in gross profit percentage was attributable primarily to a reduction in the number of sub contractors hired due to the completion of a number of projects.

Cost of hardware and related revenue

Cost of hardware and related revenue was $637,978 during the year ended June 30, 2009, compared to $834,950 during the prior year, a decrease of $196,972 or approximately 23.6%.  Included in cost of hardware revenue are terminals shipped to customers as test and demonstration units, as well as items replaced or returned. The cost of hardware revenue has decreased as a percentage of hardware sales because we have reduced the number of demo units we have shipped. Gross profit as a percentage of hardware and related revenue increased to 54.4% for the year ended June 30, 2009 from 34.7% for the year ended June 30, 2008.  The increase in gross profit percentage was attributable primarily to a decrease in the number of demos products shipped.

For the reasons above, total cost of revenue was $3,079,540 for the year ended June 30, 2009, compared  to $5,295,645 for the year ended June 30, 2008, a decrease of $2,216,105 or approximately 41.8%.  Gross profit for the year ended June 30, 2009 was $2,145,620 or 41.1% of sales compared to $964,062 or 15.4% of sales for the prior year.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18,863,958 for the year ended June 30, 2009 compared to $19,737,217 for the year ended June 30, 2008, a decrease of $873,259  or approximately 4.4%. The primary components of selling, general, and administrative expenses for the year ended June 30, 2009 were: consulting and professional services fees of $8,968,160, including $8,139,586  of non-cash compensation in the form of stock, stock options, and warrants. Other components of selling, general, and administrative expenses for fiscal year 2009 included payroll and related costs of $7,424,594, including $3,806,400 of non-cash compensation to management and employees in the form of stock and stock options; facilities expense (rent, telephone, utilities, and maintenance) of $982,183; travel and entertainment costs of $507,236; depreciation and amortization of $374,884;  legal and accounting fees of $307,772; freight and delivery charges of $56,442; licenses and dues of $45,519; advertising and marketing of $44,284; and repair and maintenance of $37,428.

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

Impairment of Software

Cost of impairment of software was $4,086,502 for the year ended June 30, 2008 representing the cost of capitalized software and software licenses.  There was no such charge during the year ended June 30, 2009.

Additional Cost of Acquisition

During the year ended June 30, 2008, the Company issued an additional 1,111,110 shares of common stock (post reverse-split) with a fair value of $192,555 pursuant to the terms of the acquisition of PLC Partners, Ltd.  There was no such charge during the year ended June 30, 2009.

Financing Cost

During the year ended June 30, 2009, the Company wrote-off subscriptions receivable in the amount of $1,131,590. This amount represents shares issued pursuant to a financing transaction entered into in March, 2006.  The Company has received a total of $8,134,924 pursuant to this financing transaction through March 31, 2009.  There was no such write-off during the corresponding period of the prior year.

Interest Expense

Interest expense, net was $124,372 for the year ended June 30, 2009, compared to $47,374 for the year ended June 30, 2008, an increase of $76,998 or approximately 162.5%. The increase is due primarily to an increase in notes payable balances during the current year.

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

Minority Interest in Net Income of Subsidiary

The Company recorded the minority interest in the net income of its subsidiary PLC Partners, Ltd. of $7,954 during the year ended June 30, 2009, compared to $39,855 during the year ended June 30, 2008, a decrease of $31,901 or approximately 80%.

Net Loss

For the reasons stated above, we recorded a net loss of $17,983,146 for the year ended June 30, 2009 compared to $23,150,901 for the year ended June 30, 2008, a decrease of $5,167,755 or approximately 22.3%.

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

Commitments

Our total commitments under non-cancelable operating leases at June 30, 2009 are as follows:

Years ending June 30,
2010	$298,602
2011	$310,974
2012	$142,826
2013	$-
2014	$-
Total	$752,402

Operating Activities

The net cash used in operating activities was $4,567,582  for the year ended June 30, 2009 compared to $3,713,921 for the year ended June 30, 2008, an increase of $853,661 or approximately 23.0%. The primary reason for the increase in cash used in operating activities was a change in the certain components of working capital, which had the effect of increasing cash outflow: an increase in accounts payable provided $1,758,764  of cash in the prior period, compared to $122,597 in the current year; also, an increase in the amounts due to related parties provided $582,225 of cash in the prior period, and a decrease in amounts due to related parties consumed $580,763 of cash in the current period.   For the year ended June 30, 2009, the primary components of cash used in operating activities during the current period are the net loss of ($17,983,146), partially offset by the non-cash charges of non-cash compensation of $11,945,986; non-cash financing cost of $1,131,590; and depreciation and amortization of $374,884.

Investing Activities

Net cash used in investing activities was $3,236 during the year ended June 30, 2009 compared to $470,589 for the year ended June 30, 2008, a decrease of $467,353. This decrease was primarily due to a reduction in  capitalized software costs related to software enhancement of our transaction processing system.

Financing Activities

Net cash provided by financing activities was $3,874,345 for the year ended June 30, 2009, compared to $4,694,474 for the year ended June 30, 2008, a decrease of $820,129 or approximately 17.5%.  The reason for the decrease was due to a decrease of $2,263,205 in cash generated from the exercise of stock options, partially offset by an increase in cash from the issuance of notes payable in the amount of $1,118,419.

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $1,657,765 and total current liabilities of $5,232,914, resulting in a working capital deficiency of $(3,575,149). We had cash and cash equivalents of $345,842 at June 30, 2009, and an accumulated deficit of $115,552,958.

Based on our cash balance, assets and liabilities as of June 30, 2009, we are in need of immediate additional financing to fund our current working capital requirements, as well as longer-term needs.  The recent global economic downturn, along with the decline in our average stock price over the past fiscal year and our continued losses, have made raising such required capital significantly more difficult.

Management expects that global economic conditions will continue to present a challenging operating environment for at least the rest of the year. Working capital management will continue to be a high priority. Given the uncertainty in world economies and the possibility of continued weakness in markets served, management has contingency plans to appropriately respond to conditions as they develop, but there can be no assurance that those contingency plans will be successful.

The independent auditors report on our June 30, 2009 financial statements included in this Form 10-K states that our difficulty in generating sufficient cash flow to meet our obligations and sustain operations raise substantial doubts about the our ability to continue as a going concern.

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

In March 2006, we initiated a financing with a group of European investors (collectively, the “Investors”), lead by Olympia Holding AS, for the sale of $9.2 million in Company common stock, plus warrants (the “2006 Financing”).

Pursuant to the 2006 Financing, the Company agreed to issue 15,333,333 shares (pot reserves split) of restricted common stock under Regulation S at $0.60 per share (post reverse split), plus warrants to purchase 16,666,667 shares (post reverse split) of common stock with two-year exercise periods and strike prices ranging from $4.50 to $25.50 (post reverse split), as set forth below. The shares were held in escrow by Carl Hessel ("Escrow Holder"), a director (now former director) and stockholder of the Company based in Geneva, Switzerland, along with the warrants.  Pursuant to the terms of the 2006 Financing, the first payment of $4.6 million was due immediately, with a second payment of $4.6 million due within three months thereafter.

As of June 30, 2009, the Company had received cash in the net amount $8,134,924 pursuant to the March Financing, and had issued 15,283,333 shares (post reverse split) of common stock and warrants to purchase an additional 16,612,319 shares (post reverse split).  Warrants to purchase 8,278,986 shares expired on March 31, 2008, and warrants to purchase 8,333,333 shares (post reverse split) remain outstanding at June 30, 2009. The Company determined that, in light of the significant decrease in its stock price since the 2006 Financing was executed, and the potential for protracted litigation, it was in the best interest of the Company to write-off the remaining $1,065,000, rather than institute legal proceedings to collect such remaining amount.

The Company also issued to consultants 1,533,333 shares (post reverse split) of unregistered common stock and warrants to purchase an additional 4,333,333 shares of common stock (post reverse split) at a price of $0.60 per share (post reverse split) as a commission for work performed on the March Financing.  These warrants to purchase 4,333,333 shares (post reverse split) expired on March 31, 2008.

All warrants have a two-year exercise period from the date of issuance of the warrants. No registration rights were granted to the Investors in connection with the March Financing and the shares and warrants issued in the March Financing will be restricted securities, subject to the applicable restrictions set forth in Regulation S promulgated under the Securities Act of 1933, as amended.

Additional Financing Required

Management plans to continue raising additional capital through a variety of fund raising methods during fiscal 2010 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Although we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Certain Indebtedness

From time to time, Paul Egan and Ciaran Egan have had delayed payment of a portion of their salaries in order to conserve our cash. At June 30, 2009, $0 of accrued salaries was owed to Paul Egan, and $80,396 of accrued salaries was  owed to Ciaran Egan.  At June 30, 2008, $317,385 and $147,123 of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Ciaran Egan has also advanced the funds to the Company. These advances accrue interest at the rate of  7% per annum.  At June 30, 2009, the Company owned the amount of $48,971 to Ciaran Egan for advances, plus $4,969 of accrued interest.

Pursuant to Paul Egan’s and Ciaran Egan’s employment agreements, the Company provides the officers a car allowance. At June 30, 2009, the Company has accrued the amount of $6,441 to Paul Egan and $52,669 to Ciaran Egan for car allowances.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name ePayLatina S.A., and Freestar Dominicana, Inc. operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was  a positive impact of $110,770 for the year ended June 30, 2009.

A significant portion of our revenues and expenses is denominated in currencies other than U.S. dollars; Rahaxi Processing Oy generates its revenue in Euros. Any significant change in exchange rates may have a favorable or negative effect on both our revenues and operational costs. In particular, the value of the U.S. dollar to the Euro impacts our operating results. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we are required from time to time to convert currencies to meet our obligations. In addition, a significant portion of our financial statements are prepared in Euro and translated to U.S. dollars for consolidation.

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

Our operating results can vary significantly depending upon a number of factors, many of which are outside our control. In addition to the Risk Factors set forth in Item 1, general factors that may affect our operating results include:

•	our ability to finance working capital requirements;
•	our ability to increase market share and revenue;
•	market acceptance of and changes in demand for products and services;
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements as of and for the fiscal year ended June 30, 2009 and for the fiscal year ended June 30, 2008 are presented in a separate section of this report following Item 14.

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

Changes in internal controls

Except as described below, there were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. As described below, as a result of our evaluation of our internal control over financial reporting as of June 30, 2009, we determined that our controls and procedures are not effective and subsequent to the period of this report, began to implement changes to our internal controls.

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

We also determined that our disclosure controls and procedures were not effective in light of the Company’s failure to timely file this Annual Report on Form 10-K.   The late filing was caused by our inability to timely gather and report required financial information, including from our local staffs and local accounting firms, from our various operations in Finland, Ireland and the Dominican Republic.  Based on this, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of lack of segregation of duties, which stems in part from limited capital resources to hire additional financial and administrative staff.  We have begun to delegate duties to other employees of the Company in order to address such deficiencies.

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

Paul Egan, President/Chief Executive Officer/Director

Mr. Egan, age 46, has served as our Chief Executive Officer and President since August 2001. Mr. Egan founded ePayLatina S.A., which developed the PaySafeNow system and was acquired by us in August 2001. Before founding ePayLatina, Mr. Egan was the vice-president of Inter-Leisure, S. A. Mr. Egan also worked with the South African firm ENGEN to oversee the new project division after their acquisition of Mobil Oil South Africa and to implement their construction projects and corporate identity. He studied construction management in Birmingham, England and worked for Trafalger House Construction Division on major projects in London Banking Districts. Mr. Egan attended Teenier College Dublin.

Ciaran Egan, Secretary/Treasurer/Chief Financial Officer/Director

Mr. Egan, age 45, has served as our Chief Financial Officer since August 2001. Mr. Egan joined ePayLatina S.A. in May 2001 where he took the position of vice president. From 1994 to 2001, he was employed by Midiron International Recruitment based in Johannesburg, South Africa, as managing director, with the central focus on establishing new markets in the Middle East, United Kingdom and Ireland. He was successful in obtaining and completing contracts with the Ministry of Defense and Aviation in Saudi Arabia and the United Arab Emirates. He also implemented contracts with the National Health Services in the United Kingdom as well as several private institutions in Ireland. Prior to that, Mr. Egan was the National Sales Director for Sellrange Ltd (Ireland). Mr. Egan graduated from Terenure College Dublin in 1982.

Fionn Stakelum, Director

Mr. Stakelum, age 40, was appointed to our board of directors in October 2002. Since 2003, he has also served as our Director of European Operations. Mr. Stakelum is an Irish national who holds a Bachelor of Commerce Degree (Hons) with a major in Systems Analysis obtained from University College Galway in 1990. His experience includes a position as a technical support engineer for the Corel Corporation, which he held from 1994 to 1996. Mr. Stakelum's experience also includes the position of localization software engineer, also for the Corel Corporation, for the period 1996 to 1997. He moved to Lotus Inc. in 1997 and remained there until 1999, when he joined Microsoft Inc. as a lead software development engineer (a position he held until the latter part of 2001). From that time to the present, Mr. Stakelum has functioned as an independent consultant. He was previously involved in the localization of MSOffice 2000 and XP in over 20 languages.

Killian McGrath, Director

Mr. McGrath, age 34,  joined our board of directors in June 2008.  Mr. McGrath was educated at the Carmelite College in Castlemarter, Co Cork, and at St. Augustus College in Durgavan County, Waterford, Republic of Ireland. Mr. McGrath set up and founded  construction companies in Germany, United States of America and in the  Republic of Ireland. He has been Managing Director of these various  international and domestic construction for more than 10  years and  these companies were involved in the development of major residential  and commercial developments in Europe and the United States. Through his involvement in the construction industry over the last 18  years he has also developed extensive contacts within the financial  services industry in Europe.

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

To our knowledge, based solely on the review of copies of such reports furnished to us during the year ended June 30, 2009, we are not aware of any reports which were not timely filed except as follows: (i) Pendle Properties Limited purchased 100 million shares of our common stock on April 22, 2009 (as previously reported by us on Form 8-K filed April 24, 2009), but Pendle has failed to file a Form 3 reporting such transaction; (ii) Form 4s filed late by Fionn Stakelum on June 5, 2009, May 12, 2009 and March 20, 2009, reporting the grant of shares by the Company as compensation for services, and two sales of shares, respectively; (iii) Form 4s filed late by Ciaran Egan on June 5, 2009 and October 14, 2008 reporting grants of shares and options, respectively, by the Company as compensation for services; (iv) Form 4s filed late by Ciaran Egan on June 5, 2009 and October 14, 2008 reporting grants of shares and options, respectively, by the Company as compensation for services; and (v) Killian McGrath failed to timely file a Form 3  in connection with his appointment to our Board of Directors.  Except as noted above, all of these documents have been prepared and filed with the SEC. Other than these, we are not aware of any other required reports that were not timely filed with regard to the fiscal year ended June 30, 2009.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors and senior officers, including our principal executive, financial and accounting officers. A copy of the Code of Ethics is attached as an exhibit to this Annual Report on Form 10-K and is also available on our website at www.rahaxi.com. We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Ethics which applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Ethics described in Item 406(b) of Regulation S-B.

Committees of the Board Of Directors

We presently do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for an audit committee.

Audit Committee

Our audit committee consists of Paul Egan and Ciaran Egan. The audit committee has not adopted a written charter. Our board of directors has determined that we do not have an audit committee financial expert serving on our audit committee; we have been unable to secure the services of such a person.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for services in all capacities rendered to us for the two fiscal years ended June 30, 2009 and June 30, 2008, of our Chief Executive Officer and our other two executive officers whose annual compensation exceeded $100,000 in the fiscal year ended June 30, 2009. We refer to the Chief Executive Officer and these other officers as the named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(7)	Options Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation on Earnings ($)	All Other Compensation ($)	Total ($)
Paul Egan CEO/President / Director	(1) 2009	$416,970	$-	$1,365,000	$-	$-	$-	$24,865	$1,806,835
	(2) 2008	$440,788	$-	$1,000,000	$134,629	$-	$-	$26,447	$1,601,864

Ciaran Egan CFO/ Secretary / Treasurer / Director	(3) 2009	$416,970	$-	$975,000	$-	$-	$-	$24,865	$1,416,835
	(4) 2008	$440,788	$-	$750,000	$134,326	$-	$-	$26,447	$1,351,561

Fionn Stakelum Director / Director of European Operations	(5) 2009	$99,461	$-	$390,000	$-	$-	$-	$-	$489,461
	(6) 2008	$105,789	$-	$-	$-	$-	$-	$-	$105,789

(1) 2009 amounts for Paul Egan included the following: salary consists of $416,970 from Mr. Egan’s role as Chief Executive Officer of Rahaxi, Inc.; 35,000,000 shares of common stock (post reverse-split) with a fair value of $1,365,000; and a car allowance (accrued and unpaid) in the amount of $24,865.

(2) 2008 amounts for Paul Egan included the following:  salary consists of $440,788 from Mr. Egan's role as Chief Executive Officer of Rahaxi, Inc.; 6,666,667 shares of common stock (post reverse split) with a fair value of $1,000,000; options to purchase 2,000,000 shares of common stock (post reverse split) at a price of $0.15 per share (post reverse split), with a fair value of $134,629; and a car allowance (accrued but unpaid) of $26,447. The options expired unexercised.

(3) 2009 amounts for Ciaran Egan included the following: salary consists of $416,970 from Mr. Egan’s role as Chief Financial Officer of Rahaxi, Inc.; 25,000,000 shares of common stock (post reverse-split) with a fair value of $975,000; and a car allowance (accrued and unpaid) in the mount of $24,865.

(4) 2008 amounts for Ciaran Egan include salary of $440,788 from Mr. Egan's role as Chief Financial Officer of Rahaxi, Inc.; 5,000,000 shares of common stock (post reverse split) with a fair value of $750,000, accrued but unissued at June 30, 2008; options to purchase 2,000,000 shares of common stock (post reverse split) at a price of $0.15 per share (post reverse split), with a fair value of $134,629; and a car allowance (accrued and unpaid) in the amount of $26,447. The options expired unexercised.

(5) 2009 amounts for Fionn Stakelum include the following: salary consists of $99,461 from Mr. Stakelum’s role as Director of European Operations for Rahaxi, Inc.; and 10,000,000 shares of common stock (post reverse split) with a fair value of $390,000.

(6) 2008 amounts include $105,789 from Mr. Stakelum's role as Director of European Operations for Rahaxi, Inc.

(7)  With respect to equity compensation, the dollar amounts shown above reflect the value of such awards under SFAS 123R as recognized in the financial statements.  With respect to stock awards, the value was calculated as the number of shares multiplied by the closing price on the grant date.

The following table provides information on exercisable and unexercisable options and unvested stock awards held by the named executive officers on June 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised earned options (#)	Option exercise price ($)	Option Expiration Date
Paul Egan	-	-	-	-	-
Ciaran Egan	-	-	-	-	-
Fionn Stakelum	-	-	-	-	-

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

On May 29, 2007, we entered into new employment agreement with Paul Egan that replaces his prior employment agreement with the Company. Paul Egan’s employment agreement has a five year term. Under the agreement, Paul Egan will continue to serve in his current role of President and Chief Executive Officer of the Company, reporting to the Board of Directors.  The Company will pay Paul Egan €300,000 (approximately US$421,000,  (including the salary paid to Paul Egan as Chief Executive Officer of Freestar Dominicana; see below), based on current exchange rates at the time the agreement was executed) per year in base salary, plus an automobile allowance of €1,500 (approximately US$2,100 based on current exchange rates at the time the agreement was executed) per month and other benefits.  The Board of Directors will review the annual base salary each year, but may not reduce it below the initial base salary level.  Paul Egan will be eligible for bonuses to be paid in stock or stock options, with such bonuses to be determined by the Board of Directors.  If Mr. Egan’s employment is terminated by the Company Without Cause (as defined in the employment agreement) or by Mr. Egan for Good Reason (as defined in the employment agreement), then Mr. Egan shall be entitled to a lump sum payment equal to one year’s annual salary, plus any applicable bonuses.

Effective March 1, 2006, Paul Egan began to draw a salary of $25,000 per year for his position as Chief Executive Officer of our subsidiary, Freestar Dominicana. This amount is included in the €300,000 salary Paul Egan draws as President and Chief Executive Officer of the Company (see above).

On June 17, 2008, the Board of Directors approved the following equity compensation for Paul Egan: (i) issuance of 6,666,667 shares (post reverse-split) of fully vested common stock, subject to resale restrictions under Rule 144; (ii)  grant of options to purchase 2,000,000 shares (post reverse-split) of restricted common stock at an exercise price of $0.15 per share, with half of such options having with a net exercise, or cashless exercise provision.

On May 6, 2009,  the Board of Directors approved the following equity compensation for Paul Egan: issuance of 35,000,000 shares (post reverse-split) of fully vested common stock, subject to resale restrictions under Rule 144.

At June 30, 2009, the Company owed Paul Egan the amount of $6,441 in accrued car allowance.  At June 30, 2008, the Company owed Paul Egan the amount of $317,385 in accrued salary, and an additional $30,786 in accrued car allowance. Also at June 30, 2008, the Company owed Mr. Egan $217,613 for cash advances he had made to the Company, plus an additional $9,179 for interest due o on these advances.

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

On May 29, 2007, we entered into new employment agreement with Ciaran Egan that replaces his prior employment agreement with the Company. Ciaran Egan’s employment agreement has a five year term. Under the agreement, Ciaran Egan will continue to serve in his current role as Chief Executive Officer of the Company, reporting to the President. The Company will pay Ciaran Egan €300,000 (approximately US$421,000, (including the salary paid to Ciaran Egan as Chief Financial Officer of Freestar Dominicana; see below), based on current exchange rates at the time the agreement was executed) per year in base salary, plus an automobile allowance of €1,500 (approximately US$2,100 based on current exchange rates at the time the agreement was executed) per month and other benefits.  The Board of Directors will review the annual base salary each year, but may not reduce it below the initial base salary level.  Ciaran Egan will be eligible for bonuses to be paid in stock or stock options, with such bonuses to be determined by the Board of Directors.  If Mr. Egan’s employment is terminated by the Company Without Cause (as defined in the employment agreement) or by Mr. Egan for Good Reason (as defined in the employment agreement), then Mr. Egan shall be entitled to a lump sum payment equal to one year’s annual salary, plus any applicable bonuses.

Effective March 1, 2006, Ciaran Egan began to draw a salary of $25,000 per year for his position as Chief Financial Officer of our subsidiary, Freestar Dominicana. This amount is included in the €300,000 salary Ciaran Egan draws as Chief Executive Officer of the Company (see above).

On June 17, 2008, the Board of Directors approved the following equity compensation for Ciaran Egan: (i) issuance of 5,000,000 shares (post reverse-split) of fully vested common stock, subject to resale restrictions under Rule 144; (ii)  grant of options to purchase 2,000,000 shares (post reverse-split) of restricted common stock at an exercise price of $0.15 per share (post reverse-split), with half of such options having with a net exercise, or cashless exercise provision.

On May 6, 2009,  the Board of Directors approved the following equity compensation for Ciaran Egan: issuance of 25,000,000 shares (post reverse-split) of fully vested common stock, subject to resale restrictions under Rule 144.

At June 30, 2009, the Company owed Ciaran Egan the amount of $80,396 in accrued salary, and an additional $52,669 in accrued car allowance. Also at June 30, 2009, the Company owed Mr. Egan $48,971 for cash advances he had made to the Company, plus an additional $4,969 for interest due on these advances.  At June 30, 2008, the Company owed Ciaran Egan the amount of $147,123 in accrued salary, and an additional $30,786 in accrued car allowance.  Also at June 30, 2008, the Company owed Mr. Egan $19,268 for cash advances he had made to the Company, plus an additional $2,069 for interest due on these advances.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul Egan	$-	$-	$-	$-	$-	$-	$-
Ciaran Egan	$-	$-	$-	$-	$-	$-	$-
Fionn Stakelum	$-	$-	$-	$-	$-	$-	$-
Killian McGrath	$-	$-	$-	$-	$-	$-	$-
Carl Hessel (1)	$-	$632,700	$-	$-	$-	$-	$632,700

(1) In fiscal 2009, we issued a total of 6,660,000 shares (post reverse-split) of common stock with a fair value of $632,700 to Mr. Hessel as director compensation.  Mr. Hessel resigned as a Director of the Company effective April 2, 2009.  Compensation reported in this table does not include 833,334 shares (post reverse-split) of common stock with a fair value of $125,000 issued to Margaux Investment Management Group, a company controlled by Mr. Hessel, a director.  See Item 13 "Certain Relationships and Related Transactions, and Director Independence."

All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees. Under our Non-Employee Directors and Consultants Retainer Stock Plan, our directors are eligible for grants of stock of stock options for their service as directors. In fiscal 2007, we adopted a Board compensation policy that provides $50,000 per year in compensation to our independent directors. Only Mr. McGrath qualified as an independent director.  Mr. McGrath joined the Board in June 2008 and did not receive any compensation during fiscal year 2008 or 2009.

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

Compensation Committee Interlocks and Insider Participation

As noted above, we do not have any compensation committee.  Our entire Board of Directors, which includes our CEO - Paul Egan, CFO - Ciaran Egan, and Director of European Operations - Fionn Stakelum, all participated in deliberations regarding executive officer compensation. During fiscal year 2009, none of our executive officers served on the compensation committee (or its equivalent) or board of directors of another entity whose executive officer served on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The following tables set forth information regarding the beneficial ownership of shares of our Common Stock and Series A Preferred Stock by (i) all stockholders known to the us to be beneficial owners of more than 5% of the outstanding stock; and (ii) all directors, executive officers, and our key employees, individually and as a group.  As of October 13, 2009 there were 485,452,663 shares (post reverse-split) of Common Stock issued and outstanding, and  1,000,000 shares of Series A  preferred stock outstanding, each share of which is convertible into 0.57 shares (post reverse-split) of common stock upon the attainment of certain financial goals by the Company (which have not occurred).

	Class of
Name	Security	Shares	% of class
Pendle Properties Ltd.	Common	100,000,000	20.6%
Ragnall House No. 18, Peel Road
Douglas, Isle of Man, IMI 4L2Z

Paul Egan (1)	Common	51,389,364	11.3%
Wicklow Enterprise Centre
The Murrough, Wicklow Town Co.
Wicklow, Republic of Ireland

Ciaran Egan	Common	37,421,360	8.2%
Wicklow Enterprise Centre
The Murrough, Wicklow Town Co.
Wicklow, Republic of Ireland

Fionn Stakelum	Common	10,385,714	2.3%
Wicklow Enterprise Centre
The Murrough, Wicklow Town Co.
Wicklow, Republic of Ireland

Killian McGrath	Common	1,000,067	0.2%
Wicklow Enterprise Centre
The Murrough, Wicklow Town Co.
Wicklow, Republic of Ireland

All Directors & officers	Common	100,196,505	22.1%
as a group (4 persons)

(1) 1,000,000 shares of Series A Preferred Stock are not included since they are not convertible until the Company attains certain financial goals, which have not been achieved.

	Class of
Name	Security	Shares	% of class
Paul Egan	Preferred	1,000,000	100.0%
Wicklow Enterprise Centre	Series A
The Murrough, Wicklow Town Co.
Wicklow, Republic of Ireland

Ciaran Egan	Preferred	-	0.0%
Wicklow Enterprise Centre	Series A
The Murrough, Wicklow Town Co.
Wicklow, Republic of Ireland

Fionn Stakelum	Preferred	-	0.0%
Wicklow Enterprise Centre	Series A
The Murrough, Wicklow Town Co.
Wicklow, Republic of Ireland

Killian McGrath	Preferred	-	0.0%
Wicklow Enterprise Centre	Series A
The Murrough, Wicklow Town Co.
Wicklow, Republic of Ireland

All Directors & officers	Preferred	1,000,000	100.0%
as a group (4 persons)	Series A

Securities Authorized for Issuance under Equity Compensation Plans

We have adopted four equity compensation plans (none of which have been approved by our shareholders):

(a) Directors and Consultants Retainer Stock Plans

On October 25, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 4 to this plan on December 20, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 25,000,000 shares (post reverse-split) of common stock have been registered under this plan as a result of Form S-8’s filed with the SEC. Through June 30, 2009, the Company had issued all 25,000,000 shares (post reverse split) of common stock under this plan.

On February 1, 2007, the Company adopted the 2007 Directors and Consultants Stock Plan, authorizing an additional 11,666,667 shares (post reverse-split) of common stock for the same purposes as the Non-Employee Directors and Consultants Retainer Stock Plan. On April 17, 2008, the Company registered an additional 11,666,667 shares (post reverse-split) of common stock under the 2007 Directors and Consultants Stock Plan.   During the year ended June 30, 2009, the Company transferred an additional 100,000,000 shares (post reverse-split) of common stock into this plan from the 2007 Stock Incentive Plan (see below).   During the year ended June 30, 2009, the Company issued a total of 85,165,362 shares (post reverse-split) of common stock under this plan and reserved an additional 1,009,757  shares (post reverse-split) for the exercise of options.  At June 30, 2009, there was an aggregate of 35,074,212 shares (post reverse-split) of common stock available for issuance under the 2007 Directors and Consultants Stock Plan

(b) Stock Incentive Plans

On October 25, 2001, the Company adopted a Stock Incentive Plan (the company adopted Amendment No. 3 to this plan on December 20, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 23,333,333 shares (post reverse split) of common stock have been registered under this plan under Form S-8’s filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through June 30, 2009, the Company had issued all 23,333,333 shares (post reverse split) of common stock under this plan.

On February 1, 2007, the Company adopted the 2007 Stock Incentive Plan, authorizing an additional 11,666,667 shares (post reverse-split) of common stock for the same purposes as the Stock Incentive Plan. The Company has since registered the following additional  shares  of common stock under the 2007 Stock Incentive Plan; on April 17, 2008, the Company registered 11,666,667 shares (post reverse-split); on December 4, 2008, the Company registered an additional 50,000,000 shares (post reverse-split); on April 1, 2009, the Company registered an additional 50,000,000 shares (post reverse-split); and on October 13, 1009, the Company registered an additional 50,000,000 shares (post reverse-split) for a total of 196,666,667  shares (post reverse split) registered under this plan.  The Company has transferred 100,000,000 of these shares (post reverse-split) to the 2007 Directors and Consultants Retainer Stock Plan (see above).   During the year ended June 30, 2009, the Company issued 31,879,231  shares (post reverse-split) of common stock under this plan and reserved an additional 358,333  shares (post reverse-split) for the exercise of options. At June 30, 2009, there is an aggregate of 38,842,375 shares (post reverse-split)  of common stock available for issuance under the 2007 Stock Incentive Plan.

Equity Compensation Plan Information As of June 30, 2009
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of outstanding options, warrants and rights ($)	Number of Securities (post reverse-split) remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity Compensation Plans approved by security holders	None	None	None
Equity Compensation Plans not approved by security holders	(1) None
	(2) None
	(3)		35,074,212
	(4)		38,842,375

Total

(2) 2001 Stock Incentive Plan
(3) 2007 Directors and Consultants Stock Plan
(4) 2007 Stock Incentive Plan

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Other than as set forth below, during the fiscal year ended June 30, 2009 there have been no relationships, transactions, or proposed transactions to which we were or are to be a party, in which any of the directors, executive officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

(a) At June 30, 2009 and 2008, the Company owed Paul Egan the amount of $0 and $317,385, respectively,  in accrued salary.

(b) At June 30, 2009 and 2008, the Company owed Paul Egan the amount of $0 and $217,613, respectively,  for cash advances he had made to the Company, plus an additional $0 and  $9,179, respectively,  for interest due on these advances.

(c) At June 30, 2009 and 2008, the Company owed Paul Egan the amount of $6,441 and $30,786, respectively, in accrued car allowance.

(d)At June 30, 2009 and 2008, the Company owed Ciaran Egan the amount of $80,396 and $147,123, respectively, in  accrued salary.

(e) At June 30, 2009 and 2008, the Company owed to Ciaran Egan the amount of  $48,971 and $19,268, respectively, for cash advances made to the Company; as well as $4,969 and $2,069, respectively, for interest on these advances.

(f)  At June 30, 2009 and 2008, the Company owed Ciaran Egan the amount of $52,669 and $30,786, respectively, in accrued car allowance.

(g) The Company issued to Margaux Investment Management Group, a company controlled by Carl Hessel, a Director, 833,334 shares (post reverse-split) of common stock with a fair value of $125,000. Mr. Hessel resigned as a Director effective on April 2, 2009.

Policies and Procedures for Related Party Transactions

The Company conducts an appropriate review of all related party transactions that are required to be disclosed pursuant to Regulation S-K, Item 404 for potential conflict of interest situations on an ongoing basis and all such transactions must be disclosed to and approved by the entire Board of Directors of the Company.

Director Independence

Our Board of Directors is currently composed of four directors, of whom Killian McGrath would qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Because our common stock is traded on the NASD OTC Electronic Bulletin Board, which is not a securities exchange, we are not subject to corporate governance rules that require that a board of directors be composed of a majority of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by RBSM LLP for the audit of our annual financial statements, and review of financial statements included in our Form 10-QSB's: 2009: $174,870; and 2008: $163,091.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by RBSM LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees above:  2009: $7,000 and 2008: $6,362.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by RBSM LLP for tax compliance, tax advice, and tax planning: $0.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by RBSM LLP, other than the services reported above: $0.

Pre-Approval of Services by Audit Committee

Our policy is to have the audit committee pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis. All services performed by our independent auditors in fiscal 2009 and fiscal 2008 were approved in accordance with the audit committee’s pre-approval policies.

PART IV

ITEM 15. EXHIBITS

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rahaxi, Inc.

Date: November 13, 2009	By:	/s/ Paul Egan
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

Date: November 13, 2009
   /s/ Paul Egan
Paul Egan, President, Chief Executive Officer (Principal Executive
Officer), and Director

Date: November 13, 2009
/s/ Ciaran Egan
Chief Financial Officer, Secretary and Treasurer (Principal Financial
and Accounting Officer) and Director

Date: November 13, 2009
 /s/ Fionn Stakelum
Fionn Stakelum, Director

Date:   November 13, 2009
/s/ Killian McGrath
Killian McGrath, Director

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation, dated November 17, 1999 (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 3, 2000).

3.2	Certificate of Amendment of Articles of Incorporation, dated September 8, 2000 (incorporated by reference to Exhibit 3.4 of the Form S-8 filed on August 17, 2001).

3.3	Certificate of Amendment to Articles of Incorporation, dated February 15, 2001 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on February 20, 2001)

3.4	Certificate of Amendment to Articles of Incorporation, dated December 15, 2002 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on March 12, 2003).

3.5	Certificate of Amendment to Articles of Incorporation, dated February 24, 2003 (incorporated by reference to Exhibit 3.5 of the Form 10-QSB filed on March 12, 2003).

3.6	Bylaws, dated November 17, 1999 (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 3, 2000)

3.7	Bylaws, as amended June 16, 2008 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on June 18, 2008)

3.8	Certificate of Amendment to the Articles of Incorporation dated September 21, 2009 (incorporated by reference to Exhibit 3.1 of Form 8-K filed September 25, 2009).

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
JUNE 30, 2009 AND 2008

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

RAHAXI, INC.
(FORMERLY FREESTAR TECHNOLOGY CORPORATION)

RAHAXI, INC.
(FORMERLY FREESTAR TECHNOLOGY CORPORATION)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Rahaxi, Inc.
(Formerly Freestar Technology Corporation)

We have audited the accompanying consolidated balance sheets of Rahaxi, Inc. (the "Company") as of June 30, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

           /s/RBSM LLP

New York, New York
November 13, 2009

RAHAXI, INC.
(FORMERLY FREESTAR TECHNOLOGY CORPORATION)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
ASSETS	2009	2008

Current assets:
Cash and cash equivalents	$345,842	$692,802
Accounts receivable, net of allowance for doubtful accounts of $87,113
and $91,483 at June 30, 2009 and 2008, respectively (note 3)	612,463	724,944
Other current assets (note 4)	136,585	143,482
Inventory (note 5)	562,875	579,030

Total current assets	1,657,765	2,140,258

Property, plant, and equipment, net of accumulated depreciation and amortization of $328,119 and $286,240 at June 30, 2009 and
2008, respectively (note 6)	84,766	165,990
Customer relationships and contracts, net of accumulated amortization of
$1,468,333 and $1,158,413 at June 30, 2009 and 2008, respectively (note 7)	1,480,916	1,790,836

Total assets	$3,223,447	$4,097,084

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 8)	$4,132,127	$3,648,224
Notes payable, current portion (note 9)	50,000	-
Convertible notes payable, current portion (note 9)	611,000	-
Due to related parties (note 11)	193,446	774,209
Deferred revenue	246,341	243,063

Total current liabilities	5,232,914	4,665,496

Long-term portion of notes payable	457,419

Total Liabilities	5,690,333	4,665,496

Commitments and contingencies
Minority interest	532,785	476,528
(Deficiency In) Stockholders' Equity: (notes 14, 15, 16, 17)
Convertible preferred stock, series A, $0.001 par value, 1,000,000
shares authorized, issued and outstanding	1,000	1,000
Convertible preferred stock, series B, $0.001 par value, 4,000,000 shares
Shares authorized; no shares issued and outstanding at June 30, 2009 and 2008	-	-

Additional paid-in capital - preferred stock	432,058	432,058
Common stock, $0.001 par value, 500,000,000 shares authorized;
454,312,663 and 125,805,444 shares issued and outstanding
at June 30, 2009 and 2008, respectively	454,312	125,805
Additional paid-in capital - common stock	110,720,243	95,702,395
Common stock subscriptions receivable	(25,620)	(1,131,590)
Common stock subscribed	660,777	1,195,457
Accumulated deficit	(115,552,958)	(97,569,812)
Accumulated other comprehensive gain	310,517	199,747

Total (deficiency in ) stockholders' equity	(2,999,671)	(1,044,940)

Total liabilities and (deficiency in ) stockholders' equity	$3,223,447	$4,097,084

The accompany notes form an integral part of these consolidated financial statements.

RAHAXI, INC.
(FORMERLY FREESTAR TECHNOLOGY CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	For the Year	For the Year
	Ended	Ended
	June 30,	June 30,
	2009	2008

Revenue
Transaction processing	$1,915,247	$2,076,309
Consulting services	1,912,364	2,904,708
Hardware and related	1,397,549	1,278,690
Total revenue	5,225,160	6,259,707

Cost of revenue
Transaction processing	1,290,287	2,313,929
Consulting services	1,151,275	2,146,766
Hardware and related	637,978	834,950
Total cost of sales	3,079,540	5,295,645

Gross Profit	2,145,620	964,062
Operation expenses:

Impairment of intangible assets	-	4,086,502
Selling, general and administrative expenses	18,863,958	19,737,217
Total operating expenses	18,863,958	23,823,719

Loss from operations	(16,718,338)	(22,859,657)

Other income (expenses):
Financing cost	(1,131,590)	-
Additional cost of acquisition	-	(192,555)
Interest income/(expense)	(124,372)	(47,374)

Loss before income taxes and minority interest in subsidiaries	(17,974,300)	(23,099,586)

Income taxes	892	11,460

Minority interest in net loss of subsidiaries	7,954	39,855

Net Loss	(17,983,146)	(23,150,901)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	110,770	108,352

Comprehensive loss	$(17,872,376)	$(23,042,549)

Loss per share - basic and diluted	$(0.08)	$(0.24)

Weighted average shares outstanding - basic	217,950,637	96,859,088

Weighted average shares outstanding - diluted	217,950,637	99,430,517

The accompany notes form an integral part of these consolidated financial statements.

RAHAXI, INC.
(FORMERLY FREESTAR TECHNOLOGY CORPORATION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED JUNE 30, 2009

	Preferred stock					Common Stock
	Series A		Series B
	Shares	Amount	Shares	Amount	Additional paid-in capital	Shares	Amount	Additional paid-in capital	Common stock Subscribed	Subscription receivable	Accumulated deficit	Accumulated Other Comp Inc ( Loss)	Total Shareholders Deficit

Balance at June 30, 2007	1,000,000	$1,000	2,000,000	$2,000	$2,890,058	77,927,817	$77,928	$75,024,033	$2,600,014	$(600,000)	$(74,418,911)	$91,395	$5,667,517

Shares issued to consultants for services	-	-	-	-	-	9,989,833	9,990	4,549,266	-	-	-	-	4,559,256

Fair value of options granted to consultants	-	-	-	-	-	-	-	3,782,955	-	-	-	-	3,782,955

Options exercised by consultants for cash	-	-	-	-	-	15,238,376	15,238	2,793,063	(1,844)	-	-	-	2,806,457

Options exercised, not yet paid	-	-	-	-	-	3,106,667	3,107	276,493	-	(96,590)	-	-	183,010

Options exercised, shares not issued	-	-	-	-	-	-	-	-	447,287	-	-	-	447,287

Shares issued to employees for services	-	-	-	-	-	950,000	950	309,600	-	-	-	-	310,550

Shares issued for conversion of preferred stock	-	-	(2,000,000)	(2,000)	(2,458,000)	2,855,714	2,856	2,457,144	-	-	-	-	(0)

Shares issued pursuant to financing transaction, previously paid	-	-	-	-	-	4,333,333	4,333	2,595,667	(2,600,000)	-	-	-	0

Shares sold for cash in financing transaction	-	-	-	-	-	833,333	833	499,167	-	-	-	-	500,000

Shares issued pursuant to financing transaction, not yet paid	-	-	-	-	-	2,500,000	2,500	1,497,500	-	(1,500,000)	-	-	-

Cash received for shares previously issued in financing transaction	-	-	-	-	-	-	-	-	-	465,000	-	-	465,000

Shares sold for cash	-	-	-	-	-	266,667	267	39,733	-	-	-	-	40,000

Shares issued to Director as compensation	-	-	-	-	-	766,667	767	302,233	-	-	-	-	303,000

Shares issued to officer as compensation	-	-	-	-	-	6,666,667	6,667	993,333	-	-	-	-	1,000,000

Shares to be issued to officer as compensation	-	-	-	-	-	-	-	-	750,000	-	-	-	750,000

Options issued for officer compensation	-	-	-	-	-	-	-	268,538	-	-	-	-	268,538

Amortization of deferred compensation	-	-	-	-	-	-	-	599,770	-	-	-	-	599,770

Amortization of unearned compensation	-	-	-	-	-	-	-	121,701	-	-	-	-	121,701

Shares issued for acquisition of PLC	-	-	-	-	-	370,370	370	192,185	-	-	-	-	192,555

Cancellation of shares issued for subscription receivable	-	-	-	-	-	-	-	(600,000)	-	600,000	-	-	-

Adjust number of shares issuable to officer for conversion of preferred shares in prior period	-	-	-	-	-	-	-	13	-	-	-	-	13

Loss for the twelve months ended June 30, 2008	-	-	-	-	-	-	-	-	-	-	(23,150,901)	108,352	(23,042,549)

Balance at June 30, 2008	1,000,000	$1,000	-	$-	$432,058	125,805,444	$125,806	$95,702,394	$1,195,457	$(1,131,590)	$(97,569,812)	$199,747	$(1,044,940)

Common stock returned for cancellation	-	-	-	-	-	(1,333,333)	(1,333)	1,333	-	-	-	-	(0)

Common stock sold for cash	-	-	-	-	-	122,000,000	122,000	1,218,000	(100,000)	-	-	-	1,240,000

Common stock issued as collateral for notes payable	-	-	-	-	-	9,062,000	9,062	(9,062)	-	-	-	-	-

Options exercised by consultants for cash	-	-	-	-	-	26,679,231	26,679	1,163,692	(702,000)	(25,620)	-	-	462,751

Shares issued to employees for services	-	-	-	-	-	3,350,000	3,350	315,350	-	-	-	-	318,700

Shares issued to consultants for services	-	-	-	-	-	84,455,121	84,456	6,270,941	-	-	-	-	6,355,397

Shares issued to Officers and Directors as compensation	-	-	-	-	-	82,493,333	82,493	4,155,207	(750,000)	-	-	-	3,487,700

Shares issued for rent payment	-	-	-	-	-	1,800,000	1,800	118,200	-	-	-	-	120,000

Fair value of options granted to consultants	-	-	-	-	-	-	-	1,784,188	-	-	-	-	1,784,188

Options exercised, shares not issued	-	-	-	-	-	-	-	-	713,057	-	-	-	713,057

Common stock subscribed and issued, cash not received	-	-	-	-	-	-	-	-	304,263	-	-	-	304,263

Write off of subscription receivable	-	-	-	-	-	-	-	-	-	1,131,590	-	-	1,131,590

Rounding due to reverse-split	868	-	-	-	-	-	-	-	-	-	-	-	-

Loss for the year ended June 30, 2009	-	-	-	-	-	-	-	-	-	-	(17,983,146)	110,770	(17,872,376)

Balance at June 30, 2009	1,000,000	$1,000	-	$-	$432,058	454,312,663	$454,312	$110,720,243	$660,777	$(25,620)	$(115,552,958)	$310,517	$(2,999,671)

The accompany notes form an integral part of these  consolidated financial statements.

RAHAXI, INC.
(FORMERLY FREESTAR TECHNOLOGY CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	For the Year	For the Year
	Ended	Ended
	June 30,	June 30,
	2009	2008
Cash flows used for operating activities:
Net loss	$(17,983,146)	$(23,150,901)
Minority interest in income loss of subsidiary	7,954	39,855
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Bad debt expense	(30,237)	51,203
Depreciation and amortization	374,884	807,047
Non-cash financing cost	1,131,590	-
Impairment of intangible assets	-	4,086,502
Non-cash compensation	11,945,986	11,695,785

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	226,511	62,451
Inventory	80,585	223,040
Other current assets	136,462	(25,058)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	122,597	1,758,764
Deferred revenue	3,278	155,166
Due to related parties	(580,763)	582,225

Total adjustments	13,418,847	19,436,980

Net cash used by operating activities	(4,564,299)	(3,713,921)

Cash flows provided by (used for) investing activities:
Purchase of fixed assets	(3,236)	(50,464)
Purchase of software and capitalized software cost	-	(420,125)
Net cash used by investing activities	(3,236)	(470,589)

Cash flows provided by (used for) financing activities:
Proceeds from sale of common stock	1,544,263	1,002,742
Proceeds from issuance of notes payable	1,118,419	-
Proceeds from exercise of stock options/warrants	1,175,806	3,439,011
Cash contributed by officer of subsidiary	35,857	252,721

Net cash provided by financing activities	3,874,345	4,694,474

Net increase (decrease) in cash and cash equivalents	(693,190)	509,964

Foreign currency translation adjustments	346,230	(283,570)

Cash and cash equivalents, beginning of period	692,802	466,408
Cash and cash equivalents, end of period	$345,842	$692,802

Supplemental disclosure of cash flow information:

Interest paid	$-	$-

Income tax paid	$892	$31,655

Common stock issued to consultants for services	$6,355,398	$4,559,256

Common stock issued to employees as compensation	$318,700	$310,550

Adjustment of unearned common stock for the period	$-	$121,701

Adjustment of deferred compensation for the period	$-	$599,770

Common stock issued for subscriptions receivable	$100,000	$1,500,000

Common stock issued to officers and directors for services	$4,237,700	$1,303,000

Fair value of options issued to consultants and employees	$1,784,188	$3,502,407

Common stock issued for rent	$120,000	$-

Options issued as executive compensation	$-	$268,538

Common stock to be issued as executive compensation	$-	$750,000

Shares issued, previously subscribed for cash	$-	$2,600,000

The accompany notes form an integral part of these  consolidated financial statements.

RAHAXI, INC.
(FORMERLY FREESTAR TECHNOLOGY CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Company (formerly Freestar  Technology Corporation) was formed on November 17, 1999 as a Nevada  corporation.  The  Company  is a  provider  of  payment  services  and processing.  Its principal offices are in Dublin,  Ireland; the Company also has offices in Helsinki, Finland;  and Santo Domingo, the Dominican Republic.

On July 10, 2007, Rahaxi, Inc. (the “Company”) issued a press release announcing that the Company’s Board of Directors has approved a proposed amendment to the Company’s Articles of Incorporation to change the Company’s name to Rahaxi, Inc.  The Board of Directors has recommended that the name change amendment be adopted by the shareholders of the Company and directed the Company to take appropriate action to obtain shareholder approval of the name change amendment.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting  principles generally accepted in the United States of America, which contemplate continuation of the Company as a gong concern.   However,  the Company has reported a net loss of $17,983,146 for  the year ended  June 30, 2009 and  $23,150,901 for the year ended June 30, 2008, and had an accumulated deficit of $115,552,958 as of June 30, 2009.

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

For revenue from product  sales,  the Company  recognizes  revenue in accordance with Staff Accounting  Bulletin (“SAB”) No. 104,  “Revenue  Recognition,”  which superseded  SAB No. 101, “Revenue Recognition in Financial Statements. “ SAB No. 101  requires that four basic criteria must be met before revenue can be recognized:   (1) persuasive  evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s  judgments  regarding the fixed nature of the selling prices of the products  delivered and the  collectability  of those  amounts.  Provisions  for discounts and rebates to customers,  estimated returns and allowances, and other adjustments  are provided for in the same period the related sales are recorded. The Company  defers any revenue for which the product has not been  delivered or is subject to refund until such time that the Company and the  customer  jointly determine that the product has been delivered or no refund will be required. SAB No. 104 incorporates Emerging Issues Task Force (“EITF”) No. 00-21,“Multiple-Deliverable Revenue Arrangements. EITF No. 00-21 addresses accounting for arrangements  that may involve  the  delivery  or  performance  of multiple products,  services and/or rights to use assets. The effect of implementing EITF No.  00-21 on the  Company’s  consolidated  financial  position  and  results of operations was not significant. This issue addresses determination of whether an arrangement  involving more than one deliverable contains more than one unit of accounting and how the arrangement  consideration  should  be  measured  and allocated to the separate units of accounting.  EITF No. 00-21 became  effective for revenue  arrangements entered into in periods beginning after June 15, 2003. For  revenue  arrangements  occurring  on or after  August 1, 2003,  the Company revised its revenue recognition policy to comply with the provisions of EITF No. 00-21.

For those contracts which contain multiple  deliverables,  management must first determine whether each service, or deliverable, meets the separation criteria of EITF No. 00-21. In general, a deliverable (or a group of deliverables) meets the separation  criteria if the deliverable has standalone value to the customer and if there is objective  and reliable  evidence of the fair value of the remaining deliverables  in the  arrangement.  Each  deliverable  that meets the separation criteria is considered a “separate unit of accounting.” Management allocates the total arrangement consideration to each separate unit of accounting.

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

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $87,113and $91,483 as of June 30, 2009 and 2008, respectively.

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

Research and Development

Research,  development, and engineering costs are expensed in the year incurred. These  costs were $0 for the year ended June 30,  2009 and  $390,988 for the year ended June 30, 2008.

Advertising

The Company expenses advertising costs when incurred.  Advertising expense was $44,284 and $120,872 for the years ended June 30, 2009 and 2008, respectively.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments approximate fair value because of their short maturities.

In July 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, (“FAS 157”) which defines fair value for accounting purposes, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. The Company’s adoption of FAS 157 did not have a material impact on its consolidated financial statements. Fair value is defined as an exit price, which is the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level of pricing observability. Financial assets and liabilities with readily available, actively quoted prices or for which fair value can be measured from actively quoted prices in active markets generally have more pricing observability and require less judgment in measuring fair value. Conversely, financial assets and liabilities that are rarely traded or not quoted have less price observability and are generally measured at fair value using valuation models that require more judgment. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency of the asset, liability or market and the nature of the asset or liability. The Company has categorized its financial assets and liabilities measured at fair value into a three-level hierarchy in accordance with  FAS 157.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. As of June 30, 2009 and 2008, and for the years then ended, the Company reported the foreign currency translation adjustment as other comprehensive income (loss) in the consolidated financial statements.

The Company translates the foreign currency financial statements in accordance with the requirements of SFAS No. 52, “Foreign Currency Translation.” Assets and liabilities of non-U.S. subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated Other Comprehensive Income (Loss). Foreign currency transaction (losses)/gains are included in other comprehensive  income and totaled $110,770 and $108,352  in fiscal years 2009 and 2008, respectively.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders less preferred dividends by the weighted average number of common shares outstanding. Diluted loss per common share is computed similarly to basic loss per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were not anti-dilutive. The Company has excluded all outstanding warrants, options, and shares issuable upon conversion of preferred stock to common stock from the calculation of diluted net loss per share because these securities are anti-dilutive. The Company has excluded 11,629,995 (post reverse-split) and 10,487,138 (post reverse-split) of potential shares from the computation for the years ended June 30, 2009 and 2008, respectively.

Liquidity

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $17,983,146 and  $23,150,901 for the years ended June 30, 2009 and 2008, respectively, and has an accumulated deficit of $115,552,958 as of June 30, 2009. The Company’s current liabilities exceeded its current assets by $3,575,149  and $2,525,238 as of June 30, 2009 and 2008, respectively .

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash in investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. Concentrations of credit risk with respect to trade receivables are limited to the large number of customers comprising the Company’s customer base. The Company’s customers are concentrated primarily in Europe and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $87,113 and $91,483 at June 30, 2009 and 2008, respectively. The Company’s two largest customers accounted for approximately 21% of its sales for the year ended June 30, 2009, and 55% of its sales for the year ended June 30, 2008.

Reclassification

Certain  reclassification have been made in prior years’ financial statements to conform to classifications used in the current year.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting  information regarding operating segments in annual financial  statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segments: the sale of its secure transaction processing PaySafe System, and transaction  processing fees and transaction processing hardware sales generated by Rahaxi Processing Oy,  its  wholly-owned subsidiary.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. The Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

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

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the year ended June 30, 2008, the Company recognized an impairment of its software and software licenses in the amount of $4,086,502.  The total net book value of software in service at June  30, 2009 and 2008 is  $0. At June 30, 2009, total software capitalized under SFAS No. 86 is $0 (note 7).

Software costs also include the Enhanced Transactions Secured Software (“ETSS”), which was  originally  contributed  by the founder and president of  ePayLatina, S.A.,  Paul  Egan,  who is also  president  of the  Company.  This  software  is essential for the use of the Company’s ePayPad.  Software costs also include the development  costs related to adding  enhancements  to this software  consisting primarily of labor cost.  Software costs are amortized on a straight-line  basis over a  period  of three to six  years.    These costs have been amortized as of June 30, 2009.

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

Significant recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to adopt SFAS 165 prospectively to both interim and annual financial periods ending after June 15, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”) ASC 105. SFAS 168 establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company is currently evaluating the impact, if any, adopting EITF Issue No. 07-5 will have on its consolidated financial condition or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

The acquisition of PLC Partners was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations”. Total consideration for the transaction was $1,000,000, consisting of $200,000 cash and 740,741 shares (post reverse-split)  of the Company's common stock, valued at $1.08 per share (post reverse-split)  based upon a 30-day average closing price per share. The Company also assumed 50%, or approximately $132,000, of PLC's liabilities at the date of acquisition. The terms of the PLC Acquisition also required the Company to issue additional shares, capped at a maximum of an additional 50%, if, on the one-year anniversary of the acquisition, the 30-day average closing price per share of the Company's stock is less than $1.08 (post reverse-split).

The PLC Partners acquisition was not a significant acquisition pursuant to Rule 3-01 of regulation S-X of the Securities and Exchange Commission, and the Company is not required to submit pro forma financial statements under Item 9.01(b).

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

Pursuant to the terms of the 50% acquisition of  PLC, the Company was obligated to issue to the PLC shareholders  additional shares of Rahaxi common stock representing the difference between $800,000 and the value of the Rahaxi Shares, calculated based on the one-year closing price. The number of shares issuable pursuant to this calculation is capped at 370,370 shares (post reverse-split).   The one year closing price was calculated as of November 21, 2007.  As of November 12, 2007, the Company owed to the PLC shareholders an additional 370,370 shares  (post reverse-split) of common stock with a fair value of  $192,555.  The Company issued these shares and charged this amount to operations during the twelve months ended June 30, 2008.

3.  ACCOUNTS RECEIVABLE

Accounts Receivable consists of the following at June 30, 2009 and 2008:

	2009	2008
Amounts receivable from customers	$699,576	$816,427
Less: Reserve for doubtful accounts	(87,113)	(91,483)
Accounts receivable, net	$612,463	$724,944

4.  OTHER CURRENT ASSETS

Other current assets consist of the following at June 30, 2009 and 2008:

	2009	2008
Prepaid expenses	$2,979	$70,840
Employee salary advances	2,480	11,049
Deposits	131,126	61,593
Total	$136,585	$143,482

5. INVENTORIES

Inventory consists of the Company’s Point of Sale Terminals which have been purchased from third party manufactures, along with related equipment such as mounting brackets and cabling. Components of inventories as of June 30, 2009 and 2008 are as follows:

	2009	2008
Finished Goods	$562,875	$579,030
Total	$562,875	$579,030

6. PROPERTY AND EQUIPMENT

A summary of property and equipment at June 30, 2009 and 2008 is as follows:

	2009	2008
Computer equipment	$207,445	$210,791
Furniture and office equipment	205,440	241,439
Less accumulated depreciation and amortization	(328,119)	(286,240)
Property and equipment, net	$84,766	$165,990

Depreciation  and  amortization  expense for property and equipment  amounted to $64,963 and $99,157  for the years ended June 30, 2009 and 2008, respectively.

7.  INTANGIBLE ASSETS

During the year ended June 30, 2008, the Company management preformed an evaluation of its intangible assets, consisting of previously capitalized software and related software licenses,  for purposes of determining the implied fair value of the assets at June 30, 2008. The test indicated that the recorded remaining book value of its capitalized software and related software licenses exceeded its fair value, as determined by discounted cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $4,086,502, net of tax, or $0.042 per share (post reverse split) during the year ended June 30, 2008 to reduce the carrying value of the capitalized software and related software licenses to $0.

The  identifiable  intangible  assets carrying values at June 30, 2009 are:

	Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$1,542,315	$1,542,315	$-	$-
Customer Relationships and Contracts	$2,949,249	$1,468,333	$1,480,916	$-	10.0
Software Licenses	$1,194,422	$1,194,422	$-	$-

The  identifiable  intangible  assets carrying values at June 30, 2008 are:

	Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$1,542,315	$1,542,315	$-	$-
Customer Relationships and Contracts	$2,949,249	$1,468,333	$1,4790,836	$-	10.0
Software Licenses	$1,194,422	$1,194,422	$-	$-

Total  amortization  expense  charged to operations  for the years ended June 30, 2009 and 2008 was $309,920 and $707,890, respectively.  Total impairment expense charged to operations for the years ended June 30, 2009 and 2008 was $0 and $4,086,502, respectively.

Estimated amortization expense as of June 30, 2009 is as follows:

2010	$309,921
2011	309,921
2012	309,921
2013 and thereafter	551,154
Total	$1,480,916

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2009 and 2008 are as follows:

	2009	2008
Accounts payable and accrued expenses	$3,567,973	$3,330,480
Payroll and related expenses	491,755	317,744
Accrued interest	72,399	-
Total	$4,132,127	$3,648,224

9. NOTES PAYABLE

Convertible Notes

In July and August  2008, the Company signed four notes payable (the “Convertible Notes”) in the aggregate principal amount of $611,000. The Convertible Notes were originally due six months from the date of the notes, and bear interest at the rate of 6% per annum.  In January and February 2009, the  Convertible Notes were extended to August 2009.  In August 2009, these notes were extended to February 10, 2010.  The Company has the option to either  repay the principal and accrued interest due under the Convertible Notes in cash or  in  common stock.  If paid in the form of common stock, the price will be 80% of the closing price of the Company’s common stock on the date of the notes, which ranged from $0.150 to $0.171 (post reverse-split).  During the twelve months ended June 30, 2009, the Company accrued interest in the amount of $33,063  on the Convertible Notes.  At June 30, 2009, the principal and accrued interest of the Convertible Notes are convertible into a total of 5,070,592 shares (post reverse-split) of the Company’s common stock.

April – May Notes

In April and May, 2009, the Company signed two notes payable (the “April – May  Notes”) in the amount of €350,000 ($457,419 at June 30, 2009)  and $50,000,  respectively.  The April – May  Notes bear interest at the rate of 40% and 20%, respectively, and  have a term of five years and one year, respectively.    These notes are collateralized by an aggregate 9,062,000 shares (post reverse-split) of common stock of the Company.  During the year ended June 30, 2009, the Company accrued interest in the total amount of  $46,121 on the April – May Notes.

10.  FAIR VALUE MEASUREMENTS

The Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” on July 1, 2008.  SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, prepayments, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The following table sets forth the Company’s financial instruments as of June 30, 2009, which are measured at fair value on a recurring basis by level within the fair value hierarchy.  As required by SFAS No. 157, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$345,842	-	-	$345,842

Notes Payable	$-	-	(1,118,419)	$(1,1118,419)

11. RELATED PARTY TRANSACTIONS

The Company’s President and Chief Executive Officer (“CEO) and  the Company’s Chief Financial Officer (“CFO) occasionally forego taking their salary payments in order to conserve the Company’s cash. The Company’s CEO  has also advanced funds to the Company.  These advances accrue interest at the rate of 7% per annum. At June 30, 2009, the Company owed the following to these executives  for accrued salaries, advances, and accrued interest:

	CEO	CFO	Total
Accrued Salary	$-	$80,396	$80,396
Advances	-	48,971	48,971
Accrued Interest	-	4,969	4,969
Accrued car allowance	6,441	52,669	59,110
Total	$6,441	$187,005	$193,446

At June 30, 2008, the Company owed the following to these executives  for accrued salaries, advances, and accrued interest:

	CEO	CFO	Total
Accrued Salary	$317,385	$147,123	$464,508
Advances	217,613	19,268	236,881
Accrued Interest	9,179	2,069	11,248
Accrued car allowance	30,786	30,786	61,572
Total	$574,963	$199,246	$774,209

During the twelve months ended June 30, 2008, the Company had the following additional transactions with related parties:

●	Options with a fair value of $850,926 to purchase 2,333,334 shares (post reverse-split) of the Company’s common stock were issued to the spouse of Carl Hessel, a Director; these options were exercised for cash proceeds of $700,000.
●	Fionn Stakelum, a Director, converted 1,000,000 shares of Series B Preferred Stock into 285,805 shares (post reverse-split) of the Company’s common stock;
●	The Company issued 766,667 shares (post reverse-split) of common stock with a fair value of $303,000 to Carl Hessel, a Director;
●	Ciaran Egan, a Director and the Company’s Chief Financial Officer, converted 1,500,000 shares of Series B Preferred Stock into 2,570,000 shares (post reverse-split) of common stock;
●	The Company issued 6,666,667 shares (post reverse-split) with a fair value of $1,000,000 to Paul Egan, President and Chief Executive officer and a Director;
●	The Company committed to issue 5,000,000 shares of common stock (post reverse-split) with a fair value of $750,000 to Ciaran Egan, Vice Preside and Chief Financial Officer and a Director; these shares were issued during the year ended June 30, 2009;
●	Issued to Paul Egan, a Director and the Company’s Chief Executive Officer, options with a fair value of $134,269 to purchase 2,000,000 shares (post reverse-split) of the Company’s common stock;
●	Issued to Ciaran Egan, a Director and the Company’s Chief Financial Officer, options with a fair value of $134,269 to purchase 2,000,000 shares (post reverse-split) of the Company’s common stock;

During the twelve months ended June 30, 2009, the Company had the following additional transactions with related parties for services:

●	The Company issued to Margaux Investment Management Group, a company controlled by Carl Hessel, a Director, 833,334 shares (post reverse-split) of common stock with a fair value of $125,000;
●	The Company issued 5,000,000 shares (post reverse-split) of common stock with a fair value of $750,000 to Ciaran Egan, Vice President and Chief Financial Officer and a Director; these shares were accrued during the year ended June 30, 2008;
●	The Company issued 6,660,000 shares (post reverse-split) of common stock with a fair value of $632,700 to Carl Hessel, a Director;
●	The Company issued 10,000,000 shares (post reverse-split) of common stock with a fair value of $390,000 to Fionn Stakelum, the Company’s Director of European Operations, and a Director;
●	The Company issued 25,000,000 shares (post reverse-split) of common stock with a fair value of $975,000 to Ciaran Egan, the Company’s Vice President and Chief Financial Officer, and a Director;
●	The Company issued 35,000,000 shares (post reverse-split) of common stock with a fair value of $1,365,000 to Paul Egan, the Company’s President and Chief Executive Officer, and a Director;

PLC Expenses

Prior to the acquisition of PLC Partners, (note 2), the Company had utilized the services of PLC Partners as outside consultants to the Company.   The Company issued 650,000 shares of its common stock with a fair value of $240,000 to a principal of PLC Partners in October and November, 2006 as payment for these services.  The Company charged $240,000 to operations for these services  during the twelve months ended June 30, 2007.  During the twelve months ended June 30, 2007 and after the PLC acquisition, the Company issued an additional 500,000 shares of its common stock with a fair value of $145,000 to a principal of PLC Partners for services, and during the twelve months ended June 30, 2008, the Company issued an additional 2,250,000 shares of its common stock with a fair value of $241,250  to a principal of PLC Partners for services.  The Company issued no shares of common stock to for PLC services during the twelve months ended June 30, 2009.

12. SEGMENT INFORMATION

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

The following table summarizes segment asset and operating balances by reportable segment:

	Twelve months ended June 30,
	2009	2008
Sales to external customers:
Corporate	$-	$-
Dominicana	389,129	314,581
Rahaxi	3,024,342	3,161,433
PLC	1,811,689	2,783,693
Total sales to external customers:	$5,225,160	$6,259,707

Depreciation and amortization:
Corporate	$322,600	$491,259
Dominicana	12,751	14,747
Rahaxi	38,857	300,388
PLC	676	653
Total depreciation and amortization:	$374,884	$807,047

General and administrative expense:
(not including depreciation and amortization)
Corporate	$14,360,614	$15,043,852
Dominicana	609,551	505,607
Rahaxi	2,875,971	3,233,564
PLC	642,938	545,117
Total general and administrative expense	$18,489,074	$19,328,140

Capital expenditures:
Corporate	$-	$2,865
Dominicana	1,265	12,593
Rahaxi	-	453,439
PLC	1,971	1,692
Total capital expenditures	$3,236	$470,589

Operating income (loss):
Corporate	$(14,683,214)	$(15,535,111)
Dominicana	(446,340)	(423,602)
Rahaxi	(1,605,584)	(2,905,599)
PLC	16,800	91,157
Total operating income (loss)	$(16,718,338)	$(18,773,155)

Impairment expense:
Corporate	$-	$1,066,733
Dominicana	-	-
Rahaxi	-	3,019,769
PLC	-	-
Total impairment expense	$-	$4,086,502

Interest Expense, Net:
Corporate	$83,258	$4,020
Dominicana	11,266	7,113
Rahaxi	29,848	36,241
PLC	-	-
Total Interest Expense	$124,372	$47,374

Segment assets:
Corporate	$519,990	$913,411
Dominicana	144,550	192,810
Rahaxi	964,427	1,321,379
PLC	1,594,480	1,669,484
Total segment assets	$3,223,447	$4,097,084

13. INCOME TAXES

The Company has not filed Federal and State tax returns for the past several years. However, the Company has estimated net operating loss carry-forwards of approximately $38,600,000, which may be used to offset future taxable income and the majority expire through 2028, though the Ireland portion, of approximately $1,280,000, has no expiration period. The deferred tax asset related to the carryforward is approximately $11,300,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit because, in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited in accordance with Section 382 of the Internal Revenue Code, as amended.

Income tax expense for 2009 represents income taxes on our Irish subsidiary.

Components of deferred tax assets as of June 30, 2009 are as follows:

Non Current:
Net operating loss carryforward	$11,300,000
Valuation allowance	(11,300,000)
Net deferred tax asset	$-

14. EQUITY COMPENSATION PLANS

Non-Employee Directors and Consultants Retainer Stock Plan

On October 25, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 4 to this plan on December 20, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s shareholders, by paying their retainer or fees in the form of shares of common stock. A total of  25,000,000  shares (post reverse-split) of common stock have been registered under this plan as a result of Form S-8’s filed with the SEC. Through June 30, 2009, the Company had issued all 25,000,000 shares (post reverse-split) of common stock under this plan.

On February 1, 2007, the Company adopted the 2007 Directors and Consultants Stock Plan, authorizing an additional 11,666,667 shares (post reverse split) of common stock for the same purposes as the Non-Employee Directors and Consultants Retainer Stock Plan. On April 17, 2008, the Company registered an additional 11,666,667 shares (post reverse-split) of common stock under the 2007 Directors and Consultants Stock Plan.  On April 1, 2009, the Company transferred an additional 100,000,000 shares (post reverse-split) into the Directors and Consultants Retainer Stock Plan from the Stock Incentive Plan (see below).   During the year ended June 30, 2009, the Company issued 85,165,362  shares (post reverse-split) of common stock under this plan and reserved an additional 1,009,757  shares (post reverse-split) for the exercise of options.  At June 30, 2009, there is an aggregate of 35,074,212  shares (post reverse-split) available for issuance under the 2007 Directors and Consultants Stock Plan

Stock Incentive Plan

On October 25, 2001, the Company adopted a Stock Incentive Plan (the company adopted Amendment No. 3 to this plan on December 20, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 23,333,333  shares of common stock (post reverse-split) have been registered under this plan under Form S-8’s filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through June 30, 2009, the Company had issued all 23,333,3330 shares (post reverse-split) of common stock under this plan.

On February 1, 2007, the Company adopted the 2007 Stock Incentive Plan, authorizing an additional 11,666,667  shares (post reverse-split) of common stock for the same purposes as the Stock Incentive Plan. The Company has since registered the following additional  shares  of common stock under the 2007 Stock Incentive Plan; on April 17, 2008, the Company registered 11,666,667 shares (post reverse-split); on December 4, 2008, the Company registered an additional 50,000,000 shares (post reverse-split); on April 1, 2009, the Company registered an additional 50,000,000 shares (post reverse-split); and on October 13, 1009, the Company registered an additional 50,000,000 shares (post reverse-split) for a total of 196,666,667  shares (post reverse split) registered under this plan.  The Company has transferred 100,000,000 of these shares (post reverse-split) to the 2007 Directors and Consultants Retainer Stock Plan (see above).   During the year ended June 30, 2009, the Company issued 31,879,231  shares (post reverse-split) of common stock under this plan and reserved an additional 358,333  shares (post reverse-split) for the exercise of options. At June 30, 2009, there is an aggregate of 38,842,375 shares (post reverse-split)  of common stock available for issuance under the 2007 Stock Incentive Plan.

15. STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise Price		Exercise Price
Range of		Remaining	of		Of
Exercise	Number	Contractual	Outstanding	Number	Exercisable
Prices	Outstanding	Life (Years)	Options	Exercisable	Options
$0.45	55,555	6.2	$0.45	55,555	$0.45

$0.60	450,000	7.3	$0.60	450,000	$0.60

$1.47	252,101	3.7	$1.47	252,101	$1.47

$2.10	252,101	3.7	$2.10	252,101	$2.10

	1,009,757	5.5	$1.18	1,009,757	$1.18

Transactions involving stock options issued to consultants are summarized as follows:

	Weighted Average
	Number of Shares	Exercise Price
Options at June 30, 2007	1,009,757	$1.18

Granted	18,170,387	0.16
Exercised	(18,170,387)	0.16
Cancelled / Expired	-	-

Options at June 30, 2008	1,009,757	$1.18

Granted	26,679,231	0.07
Exercised	(26,679,231)	0.07
Cancelled / Expired	-	-

Options at June 30, 2009	1,009,757	$1.18

The estimated value of the non-employee stock options vested during the years ended June 30, 2009 and 2008 were determined using the Black-Scholes option pricing model and the following assumptions: expected option life of 1 year, a risk free interest rate of 0.30 to 4.75%, a dividend yield of 0% and expected volatility of 94% to 262%. The amount of the expense charged to operations in connection with granting the options was $1,784,188 and $3,502,407 during the year ended June 30, 2009 and 2008, respectively.

The amount of the expense charged to operations in connection with granting the options was $1,784,188 and $3,502,407 during the year ended June 30, 2009 and 2008, respectively.

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company’s common stock options issued to employees under its non-qualified employee stock option plans (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Options	Number of shares exercisable	Weighted Average Exercise Price of Exercisable Options
$0.42	166,667	8.2	$0.42	166,667	$0.42

$0.45	66,667	6.8	$0.45	66,667	$0.45

$1.41	125,000	6.8	$1.41	125,000	$1.41

	358,333	7.5	$0.77	358,333	$0.77

Transactions involving stock options issued to employees are summarized as follows:

Weighted Average
	Number of Shares	Exercise Price
Options at June 30, 2007	358,333	$0.77

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at June 30, 2008	358,333	$0.77

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Options outstanding at June 30, 2009	358,333	$0.77

The weighted-average fair value of stock options granted to employees during the years ended June 30, 2009 and 2008 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2009	2008
Risk-free interest rate at grant date	-%	3.5%
Expected stock price volatility	-%	114-116%
Expected dividend payout	-	-
Expected option life (in years)	-	1.0

Aggregate intrinsic value of options outstanding and options exercisable at June 30, 2009 was $0. Aggregate intrinsic value represents the difference between the company’s closing stock price on the last trading day of the fiscal period, which was $0.03 as of June 30, 2009, and the exercise price multiplied by the number of options outstanding. As of June 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $0. During the year ended June 30, 2009 the Company charged $0 to operations related to recognized stock-based compensation expense for employee stock options.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company’s common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Warrants	Number of Shares Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$2.94	214,286	3.45	$2.94	214,286	$2.94

$4.50	2,333,333	0.25	$4.50	2,333,333	$4.50

$7.50	1,833,333	0.25	$7.50	1,833,333	$7.50

$13.50	1,166,667	0.25	$13.50	1,166,667	$13.50

$16.50	1,166,667	0.25	$16.50	1,166,667	$16.50

$19.50	1,166,667	0.25	$19.50	1,166,667	$19.50

$25.50	666,667	0.25	$25.50	66,667	$25.50

	8,547,619	0.33	$11.66	8,547,619	$11.66

Transactions involving warrants are summarized as follows:

	Weighted Average
	Number of Shares	Exercise Price
Warrants outstanding at June 30, 2007	13,728,200	$8.31

Granted	8,333,333	11.88
Exercised	-	-
Cancelled / Expired	(13,513,914)	8.40

Warrants outstanding at June 30, 2008	8,547,619	$11.66

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-

Warrants outstanding at June 30, 2009	8,547,619	$11.66

During the twelve months ended June 30, 2008, the Company issued warrants to purchase 8,333,333 shares of common stock to investors in a private placement of equity securities (see note 16).

16. CAPITAL STOCK

The Company has authorized 5,000,000 shares of preferred stock, with a par value of $0.001 per share. The Company has designated 1,000,000 shares of its preferred stock as Series A convertible preferred stock (“Series A Preferred”) and 4,000,000 shares as Series B convertible preferred stock (“Series B Preferred”). As of June 30, 2009 and 2008, the Company had 1,000,000 shares of Series A Preferred and 0 shares of Series B Preferred issued and outstanding.

At June 30, 2009 and 2008, the Company had authorized 500,000,000 shares of common stock, with a par value of $0.001 per share.

On November 8, 2004, the Company effected a one (1) for seven (7) reverse stock split of its authorized and outstanding shares of common stock; total authorized shares and par value remained unchanged.

On November 21, 2008, the Company effected a one (1) for three (3) reverse stock split of its authorized and outstanding shares of common stock; total authorized shares and par value remained unchanged. All references in the financial statements and notes to financial statements, numbers of shares and share amounts have been retroactively restated to reflect the reverse split.

The Company had 454,312,663 and  125,805,444 shares of common stock (post reverse split) issued and outstanding as of June 30, 2009 and 2008, respectively.

Series A Preferred Stock

The terms of the Series A Preferred Stock are as follows:

The Series A Preferred shares rank senior to the common stock and each share of the Series A preferred is convertible, under certain conditions, at the option of the holders, into 1.71 shares (post reverse-split) of the Company’s common stock. The 1,000,000 shares of the Series A preferred stock outstanding at June 30, 2009 are thus convertible into 570,000 shares (post reverse-split) of the Company’s common stock. The holders of Series A Preferred shares may elect to convert their shares to the Company’s common stock upon the certification after 12 months that the Company has a before tax profit of at least $1,000,000 at which time, one-third of the preferred shares become convertible into common. Then, on each 12-month anniversary date, again on certification of before tax profits of at least $1,000,000, another one third of the preferred shares will convert to common until all of the Series A Preferred shares have been converted. For the years ended June 30, 2009 and 2008, the Company has not met the requisite before tax profits of $1,000,000 and accordingly, no Series A Preferred shares have been eligible for conversion to the Company’s common shares.

The Series A Preferred stockholders are not entitled to receive any dividends declared and paid by the Company but are entitled to all of the voting rights including the right to vote in person or by proxy. Each share of Series A Preferred stock receives 0.57 votes (post reverse-split) on any issue brought before the shareholders. The Company did not issue any Series A Preferred shares during the years ended June 30, 2009 and 2008.

Series B Preferred Stock

The terms of the Series B Preferred stock are as follows:

The Series B Preferred shares rank senior to the common stock and each share of the Series B Preferred stock was originally convertible, at the option of the holders, into 12 shares of the Company’s common stock. There were 2,500,000 shares of Series B Preferred stock outstanding at the time of the a 1-for-7 reverse split of the Company’s common stock in November, 2004; the conversion ratio of these 2,500,000 shares of Series B Preferred stock was adjusted for the reverse split, and these shares of Series B Preferred stock became convertible into 1.71 shares of the Company’s common stock. The conversion ratio of any subsequent issuances of Series B Preferred stock will be adjusted for the 1-for-3 reverse split of the Company stock which was effective November 21, 2008, and any such future issuances of Series B Preferred Stock will be convertible at a ratio of 1-for-0.57.

There were an additional 1,500,000 shares of Series B preferred stock issuance subsequent to the Company’s 1-for-7 reverse split of common stock in November, 2004; these shares of Series B preferred stock are convertible into common stock at the rate of 12 to 1.

Year ended June 30, 2008:

A board member converted a total of 500,000 shares of Series B Preferred stock was converted into 285,000 shares of common stock (post reverse split).

The Company’s Vice President and Chief Financial Officer converted a total of 1,500,000 shares of Series B Preferred stock into a total of 2,570,000 shares of common stock (post reverse split).

At June 30, 2009 and 2008, there were no shares of Series B Preferred stock outstanding

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

Pursuant to the March Financing, the Company agreed to issue 15,333,333 shares (pot reserves split) of restricted common stock under Regulation S at $0.60 per share (post reverse split), plus warrants to purchase 16,666,667 shares (post reverse split) of common stock with two-year exercise periods and strike prices ranging from $4.50 to $25.50 (post reverse split), as set forth below. The shares were held in escrow by Carl Hessel ("Escrow Holder"), a director and major stockholder of the Company based in Geneva, Switzerland, along with the warrants.  Pursuant to the terms of the March Financing, the first payment of $4.6 million is due immediately, with a second payment of $4.6 million due within three months thereafter.

As of June 30, 2009, the Company had received cash in the net amount $8,134,924 pursuant to the March Financing, and had issued 15,283,333 shares (post reverse split) of common stock and warrants to purchase an additional 16,612,319 shares (post reverse split).  Warrants to purchase 8,278,986 shares expired on March 31, 2008, and warrants to purchase 8,333,333 shares (post reverse split) remain outstanding at June 30, 2009.

The Company also issued to consultants 1,533,333 shares (post reverse split) of unregistered common stock and warrants to purchase an additional 4,333,333 shares of common stock (post reverse split) at a price of $0.60 per share (post reverse split) as a commission for work performed on the March Financing.  These warrants to purchase 4,333,333 shares (post reverse split) expired on March 31, 2008.

Sale of Securities

Year ended June 20, 2008:

The Company issued 9,989,833 shares (post reverse-split)  of common stock with a fair value of $4,559,271 to consultants for services provided.

The Company issued 15,238,376 shares (post reverse-split)  of common stock pursuant to the exercise of options for cash proceeds of $3,439,011.

The Company issued 3,106,667 shares (post reverse-split)  of common stock pursuant to the exercise options for which payment has not yet been received. The Company charged the amount due under these options exercises of $279,600 to subscriptions receivable.

The Company issued 950,000 shares (post reverse-split)  of common stock with a fair value of $310,550 to employees as bonuses.

The Company issued 2,855,714 shares (post reverse-split)  of common stock for the conversion of Series B Preferred stock.

The Company issued 370,370 shares (post reverse-split)  of common stock as additional consideration pursuant to the terms of the acquisition of PLC Partners.

The Company issued 266,667 shares (post reverse-split)  of common stock for cash proceeds of $40,000.

The Company issued  766,667 shares (post reverse-split)  of common stock valued at $303,000 to a director as compensation for services performed.

The Company issued 6,666,667 shares (post reverse-split)  of common stock with a fair value of $1,000,000 to its President and Chief Executive Officer for services performed.

The Company accrued the issuance of 5,000,000 shares (post reverse-split)  of common stock with a fair value of $750,000 to its Vice President and Chief Financial officer for services performed.  The amount of $750,000 is on the Company’s balance sheet at June 30, 2008 as  subscriptions payable.

The Company received for cancellation 1,333,333 shares (post reverse-split)  of common stock issued during the twelve months ended June 30, 2007 for subscriptions receivable of $600,000.  The Company reduced additional paid-in capital and subscriptions receivable by the amount of $600,000 during the twelve months ended June 30, 2008.

The Company issued 4,333,333 shares (post reverse-split)  of common stock previously subscribed for cash in the amount of $2,600,000.

The Company issued 833,333 shares (post reverse-split)  of common stock for cash of $500,000;

The Company issued 2,500,000 shares (post reverse-split)  of common stock for which payment has not yet been received. The amount of $1,500,000 is carried as subscriptions receivable on the Company’s balance sheet at June 30, 2008;

The Company received cash of $465,000 for 775,000 shares (post reverse-split) of common stock previously issued.

The Company received cash of $630,300 pursuant to the exercise of options to purchase shares of common stock; this common stock has not been issued at June 30, 2008.

Year ended June 30, 2009:

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

During the three months ended June 30, 2009, the Company issued the following shares of common stock:

The Company issued 400,000 shares (post reverse-split) with a fair value of $18,600 to employees as a bonus;

The Company issued 9,990,000 shares (post reverse-split) pursuant to the exercise of options for $379,620 cash;

The Company issued 32,500,000 shares (post reverse-split) with a fair value of $1,349,900 to consultants for services;

The Company issued 70,000,000 shares (post reverse-split) with a fair value of $2,730,000 to officers pursuant to the employment agreement;

The Company issued 9,062,000 shares (post reverse-split)  as collateral for loans. These shares were recorded at their par value of $9,062;

The Company sold 102,000,000 shares (post reverse-split)  shares for cash of $1,040,000;

The Company sold 10,000,000 shares (post reverse-split)   for $100,000 which had not yet been collected at June 30, 2009.

17. RESTRICTED STOCK

On April 17, 2007, the Company entered into Restricted Stock Agreements with fourteen employees for a total of 610,000 shares of S-8 registered common stock with a fair value of $0.26 per share for a total aggregate value of $158,600. These shares become fully vested one year from the date of issuance, or April 17, 2008.  As of June 30, 2009 and 2008, unearned compensation related to restricted stock agreements totaled $0.

18. EMPLOYMENT AGREEMENTS

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

On May 29, 2007, we entered into new employment agreement with Paul Egan that replaces his prior employment agreement with the Company. Paul Egan’s employment agreement has a five year term. Under the agreement, Paul Egan will continue to serve in his current role of President and Chief Executive Officer of the Company, reporting to the Board of Directors.  The Company will pay Paul Egan €300,000 (approximately US$421,000 (including the $25,000 salary Paul Egan draws as Chief Executive Officer of the Company’s subsidiary, Freestar Dominicana; see below) , based on current exchange rates at the time the agreement was executed) per year in base salary, plus an automobile allowance of €1,500 (approximately US$2,100 based on current exchange rates at the time the agreement was executed) per month and other benefits.  The Board of Directors will review the annual base salary each year, but may not reduce it below the initial base salary level.  Paul Egan will be eligible for bonuses to be paid in stock or stock options, with such bonuses to be determined by the Board of Directors.  If Mr. Egan’s employment is terminated by the Company Without Cause (as defined in the employment agreement) or by Mr. Egan for Good Reason (as defined in the employment agreement), then Mr. Egan shall be entitled to a lump sum payment equal to one year’s annual salary, plus any applicable bonuses.

Effective March 1, 2006, Paul Egan began to draw a salary of $25,000 per year for his position as Chief Executive Officer of our subsidiary, Freestar Dominicana. This amount is included in the €300,000  salary Paul Egan draws as President and Chief Executive Officer of the Company (see above).

On June 17, 2008, the Board of Directors approved the following equity compensation for Paul Egan: (i) issuance of 6,666,667 shares (post reverse-split) of fully vested common stock, subject to resale restrictions under Rule 144; (ii)  grant of options to purchase 2,000,000 shares (post reverse-split) of restricted common stock at an exercise price of $0.15 per share, with half of such options having with a net exercise, or cashless exercise provision.

On May 6, 2009,  the Board of Directors approved the following equity compensation for Paul Egan: issuance of 35,000,000 shares (post reverse-split) of fully vested common stock, subject to resale restrictions under Rule 144.

At June 30, 2009, the Company owed Paul Egan the amount of $6,441 in accrued car allowance.  At June 30, 2008, the Company owed Paul Egan the amount of $317,385 in accrued salary, and an additional $30,786 in accrued car allowance. Also at June 30, 2008, the Company owed Mr. Egan $217,613 for cash advances he had made to the Company, plus an additional $9,179 for interest due o on these advances.

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

On May 29, 2007, we entered into new employment agreement with Ciaran Egan that replaces his prior employment agreement with the Company. Ciaran Egan’s employment agreement has a five year term. Under the agreement, Ciaran Egan will continue to serve in his current role as Chief Executive Officer of the Company, reporting to the President. The Company will pay Ciaran Egan €300,000 (approximately US$421,000 (including the $25,000 salary Paul Egan draws as Chief Financial Officer of the Company’s subsidiary, Freestar Dominicana; see below), based on current exchange rates at the time the agreement was executed) per year in base salary, plus an automobile allowance of €1,500 (approximately US$2,100 based on current exchange rates at the time the agreement was executed) per month and other benefits.  The Board of Directors will review the annual base salary each year, but may not reduce it below the initial base salary level.  Ciaran Egan will be eligible for bonuses to be paid in stock or stock options, with such bonuses to be determined by the Board of Directors.  If Mr. Egan’s employment is terminated by the Company Without Cause (as defined in the employment agreement) or by Mr. Egan for Good Reason (as defined in the employment agreement), then Mr. Egan shall be entitled to a lump sum payment equal to one year’s annual salary, plus any applicable bonuses.

Effective March 1, 2006, Ciaran Egan began to draw a salary of $25,000 per year for his position as Chief Financial Officer of our subsidiary, Freestar Dominicana. This amount is included in the €300,000  salary Paul Egan draws as President and Chief Executive Officer of the Company (see above).

On June 17, 2008, the Board of Directors approved the following equity compensation for Ciaran Egan: (i) issuance of 5,000,000 shares (post reverse-split) of fully vested common stock, subject to resale restrictions under Rule 144; (ii)  grant of options to purchase 2,000,000 shares (post reverse-split) of restricted common stock at an exercise price of $0.15 per share (post reverse-split), with half of such options having with a net exercise, or cashless exercise provision.

At June 30, 2009, the Company owed Ciaran Egan the amount of $ 80,396 in accrued salary, and an additional $ 52,669 in accrued car allowance. Also at June 30, 2009, the Company owed Mr. Egan $48,971 for cash advances he had made to the Company, plus an additional $4,969 for interest due on these advances.  At June 30, 2008, the Company owed Ciaran Egan the amount of $147,123 in accrued salary, and an additional $30,786 in accrued car allowance. Also at June 30, 2008, the Company owed Mr. Egan $19,268 for cash advances he had made to the Company, plus an additional $2,069 for interest due on these advances.

19. COMMITMENTS AND CONTINGENCIES

Operating Leases

We had leased a 1,664 square foot office for our corporate headquarters in Dublin, Ireland for $9,867 per month. This  lease originally expired in January 2011.  In April 2009, we cancelled this lease, and accrued  a cancellation  charge in the amount of $2,300.   In April 2009, we and entered into an agreement to rent a total 800 square feet of office space, in Wicklow, at a cost of $702 per month.  This rental agreement is on a month-to-month basis, with an eight week cancellation notice requirement.

We lease 5,527 square feet of office space in Helsinki, Finland for $10,254 per month. This lease expires in February 2012. The lease contains provisions to increase the monthly lease amount to $12,221 effective March 1, 2010; and $12,502 on March 1, 2011.

We had  leased a 6,081 square foot office in Santo Domingo, Dominican Republic. This lease was for five years and originally expired in September 2011. In May 2009, we cancelled this lease, and accrued a cancellation charge in the amount of $20,000.  We also wrote-off prepaid rent in the amount of $72,925.  In May 2009 we entered into a new agreement to lease 6,099 square feet of office space, along with furniture and a data center, also in Santo Domingo, Dominican Republic.  This lease expires September 30, 2012, and calls for aggregate lease expense  in the amount of $13,600 per month.

Commitments

Our total commitments under non-cancelable operating leases at June 30, 2009 are as follows:

Years ending June 30,
2010	$298,602
2011	$310,974
2012	$142,826
2013	$-
2014	$-
Total	$752,402

Rental expenses for office space, net of sublease income, charged to operations for the year ended June 30, 2009 and 2008 are $277,371 and $354,493, respectively.

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

ACI v. Rahaxi Processing Oy

On March 31, 2008, Rahaxi Processing Oy, a subsidiary of Rahaxi based in Helsinki, Finland, received a summons detailing legal proceedings to be taken against it by ACI Worldwide (EMEA) Limited (“ACI”), which is domiciled in Watford, United Kingdom pursuant to a written complaint filed on the 26th February 2008 in Helsinki District Court. ACI is claiming payment relating to outstanding invoices for services provided to the Company such as license fees, maintenance fees, support  and software fees and consultancy service fees pursuant to various agreements between ACI and the Company.

The Company has acknowledged that a certain amount of the fees claimed under summons are due to ACI and in recognition of this fact the Company has paid a significant portion of the monies due with respect to the uncontested invoices. The Company will, however, be contesting a significant portion of the fees claimed by under the summons when the preliminary hearing of the case takes place in Helsinki District Court, expected to occur towards the beginning of 2010.

This matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company’s financial condition.

20.  SUBSEQUENT EVENTS

Increase in Authorized Shares

Effective September 21, 2009, the Company filed an amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase the Company’s authorized Common Stock to one billion (1,000,000,000) shares and increase the Company’s authorized Preferred Stock to ten million (10,000,000) shares.  The amendment was approved by holders of a majority of the outstanding shares of the Company through a Proxy Statement (written consent solicitation) that was previously mailed to stockholders on August 10, 2009 and filed with the Securities and Exchange Commission.

Shares of Common Stock Issued

Subsequent to June 30, 2009, the Company issued a total of 9,150,000 shares (post reverse-split) of common stock with a fair value of $249,300 to three consultants for services, and also issued a total of 3,990,000 shares (post reverse-split) of common stock to two employees as a bonus. The Company also issued 20,000,000 shares of common stock (post reverse-split) to two investors for cash proceeds of $200,000 which had been received by the Company during the year ended June 30, 2009, and the Company issued an additional 1,500,000 shares of common stock (post reverse-split) for cash of $15,000.

Extension of Notes Payable

Subsequent to June 30, 2009, the Company negotiated the extension of its convertible notes payable in the aggregate amount of $611,000 to February 10, 2010.