Form 10-Q
period 2009-09-30
Rahaxi, Inc.
filed 2009-11-23
CIK 1102301

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of  November 20, 2009, there were 488,952,663 shares (post reverse split) of Common Stock issued and outstanding.

RAHAXI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
ASSETS	2009	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$434,931	$345,842
Accounts receivable, net of allowance for doubtful accounts of $83,347
and $87,113 at September 30, 2009 and June 30, 2009, respectively (note 2)	524,378	612,463
Other current assets (note 3)	152,886	136,585
Inventory (note 4)	594,374	562,875

Total current assets	1,706,569	1,657,765

Property, plant and equipment, net of accumulated depreciation and amortization of
$353,096 and $328,119 at September 30, 2009 and June 30, 2009, respectively (note 5)	71,451	84,766
Customer relationships and contracts, net of accumulated amortization of $1,545,813
and $1,468,333 at September 30, 2009 and June 30, 2009, respectively (note 6)	1,403,436	1,480,916
Other assets	28,156	-

Total assets	$3,209,612	$3,223,447

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses (note 7)	$4,394,045	$4,132,127
Notes payable, current portion (note 8)	725,484	50,000
Notes payable - related parties, current portion (note 8)	-	611,000
Due to related parties (note 9)	422,280	193,446
Deferred revenue	303,964	246,341

Total current liabilities	5,845,773	5,232,914

Long-term portion of notes payable	843,294	457,419

Total liabilities	6,689,067	5,690,333

Commitments and contingencies
Minority interest	572,185	532,785
(Deficiency In) Stockholders' Equity: (notes 10, 11)
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Convertible preferred stock, series B, $0.001 par value, 4,000,000 shares
authorized; no shares issued and outstanding at September 30, 2009	-	-
and June 30, 2009
Additional paid-in capital - preferred stock	432,058	432,058
Common stock, $0.001 par value, 1,000,000,000 (500,000,000 for June 30, 2009) shares authorized; 479,452,663 and 454,312,663 shares issued and outstanding at September 30, 2009
and June 30, 2009, respectively	479,452	454,312
Additional paid-in capital - common stock	111,016,483	110,720,243
Common stock subscriptions receivable	(25,620)	(25,620)
Common stock subscribed	475,777	660,777
Accumulated deficit	(116,685,237)	(115,552,958)
Accumulated other comprehensive gain	254,447	310,517

Total (deficiency In) stockholders' equity	(4,051,640)	(2,999,671)

Total liabilities and (deficiency In) stockholders' equity	$3,209,612	$3,223,447

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

RAHAXI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2009	2008

Revenue
Transaction processing	$468,711	$564,413
Consulting services	372,058	518,349
Hardware and related	397,173	163,723
Total revenue	1,237,942	1,246,485

Cost of revenue
Transaction processing	203,846	353,014
Consulting services	199,463	240,890
Hardware and related	239,062	136,453
Total cost of sales	642,371	730,357

Gross profit	595,571	516,128
		-
Selling, general and administrative expenses	1,629,918	3,791,896

Loss from operations	(1,034,347)	(3,275,768)

Other income (expenses):
Interest income/(expense)	(74,153)	(12,584)

Loss before income taxes and minority interest in subsidiaries	(1,108,500)	(3,288,352)

Income taxes	-	-

Minority interest in net income of subsidiaries	23,779	63,620

Net Loss	(1,132,279)	(3,351,972)

Other - Comprehensive income (loss): Gain (Loss) on foreign exchange	(56,070)	173,275

Comprehensive loss	$(1,188,349)	$(3,178,697)

Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic	474,151,685	416,660,635

Weighted average shares outstanding - diluted	474,151,685	416,660,635

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

RAHAXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	September 30,	September 30,
	2009	2008
Cash flows used for operating activities:
Net loss	$(1,132,279)	$(3,351,972)
Minority interest in income of subsidiary	23,779	63,620
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Bad debt expense	-	(31,886)
Depreciation and amortization	95,087	94,337
Non-cash compensation	121,380	1,942,541

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	79,885	413,242
Inventory	(37,588)	59,879
Other assets	(44,750)	(1,947)

Increase (decrease) in liabilities
Accounts payable and accrued expenses	302,506	(537,512)
Deferred revenue	57,623	23,181
Accrual of salary to officers	183,077	66,682

Total adjustments	780,999	2,092,137

Net cash used by operating activities	(351,280)	(1,259,835)

Cash flows provided by (used for) investing activities:
Net cash used by investing activities	-	-

Cash flows provided by (used for) financing activities:
Proceeds from sale of common stock	15,000	-
Proceeds from issuance of notes payable	450,359	311,000
Proceeds from issuance of notes payable - related party	45,757	300,000
Proceeds from exercise of stock options/warrants	-	99,000
Cash contributed by officer of subsidiary	-	35,857

Net cash provided by financing activities	511,116	745,857

Net increase (decrease) in cash and cash equivalents	159,836	(513,978)

Foreign currency translation adjustments	(70,747)	328,091

Cash and cash equivalents, beginning of period	345,842	692,802
Cash and cash equivalents, end of period	$434,931	$506,915

Supplemental disclosure of cash flow information:

Interest paid	$40,481	$-

Income tax paid	$-

Common stock issued to consultants for services	$99,600	$1,572,449

Common stock issued to employees as compensation	$21,780	$168,000

Common stock issued to director	$-	$125,000

Fair value of options issued to consultants and employees	$51,600	$77,092

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Rahaxi, Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended June 30, 2009. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of operations for the three months ended September 30, 2009 and 2008, and cash flows for three months ended September 30, 2009 and 2008. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature Of Business Operations

The Company was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Wicklow, Ireland; the Company also has offices in Helsinki, Finland; and Santo Domingo, the Dominican Republic.  On November 21, 2008, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to “Rahaxi, Inc” and implementing a one-for-three reverse stock split of our common stock.

The  Company  derives  revenues  from  its core  payment  processing products,  which include:  (1) Authorization / Transaction Fees:  transaction fees it receives from processing point of sale terminal transactions;  (2) Hardware Sales / Point of Sale Terminals: sales of “Point of Sale” terminals and related maintenance and service initiation fees; (3) Dynamic  Currency  Conversion:  in addition to transaction authorization, the Company offers certain clients real-time, dynamic currency conversion, allowing a customer to pay for a product or service with their credit card in their local currency;  (4) Private Label Cards:  transaction  management services provided for a private label card issuer;  (5) Consulting Fees: consulting services provided to financial institutions and merchants; and (6)  Electronic PIN distribution application for point of sale solutions in association with some of the most important telecommunications companies in the Dominican Republic and Haiti.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $1,132,279 and $3,351,972 for the three months ended September 30, 2009 and 2008, respectively, and $17,983,146 for the year ended June 30, 2009, and had an accumulated deficit of $116,685,237 as of September 30, 2009.

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

For revenue from product sales, the Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB) Accounting Standards Codification (“ASC”) 605-15-15 (formerly referred to as Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements.") ASC 605-15-15 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-15-15 incorporates ASC 605-25-05 (formerly referred to as Emerging Issues Task Force ("EITF") No. 00-21, "Multiple-Deliverable Revenue Arrangements.") ASC 605-15-15 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25-05 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. ASC 605-25-05 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of ASC 605-25-05.

For those contracts which contain multiple deliverables, management must first determine whether each service,  or deliverable, meets the separation criteria of ASC 605-25-05.  In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement.  Each deliverable that meets the separation criteria is considered a “separate unit of accounting.”  Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting.  The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting.  After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement.  All deliverables that do not meet the separation criteria of ASC 605-25-05 are combined into one unit of accounting, and the appropriate revenue recognition method is applied under ASC 605-15-15.  Processing fee revenue is earned based upon the actual number of transactions processed through the Company’s processing system.  Transaction processing fees are recognized in the period that the service is performed.  These fees are typically charged on a per transaction basis, depending on the arrangement with the customer.  Maintenance fees for processing terminals are recognized over the period for which maintenance is provided.
The Company’s subsidiary Rahaxi, Inc. charges certain customers for one-time initiation fees and annual maintenance fees.    These fees are charged to deferred revenue when billed, and  revenue from these fees is recognized straight-line over the billing coverage period, typically twelve months.

Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 718-10 (formerly referred to as SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123R)) utilizing the modified prospective approach.

Aggregate intrinsic value of options outstanding and options exercisable at September 30, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.04 as of September 30, 2009, and the exercise price multiplied by the number of options outstanding.  As of September 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the three month periods ended September 30, 2009 and 2008.

Capitalized Software Development Costs

In accordance with ASC 985-20-15 (formerly referred to as Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,") the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for use in our transaction processing software. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers. Capitalized development costs are amortized on a straight-line basis over the estimated economic lives of the products, beginning when the product is placed into service. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the year ended June 30, 2008, the Company recognized an impairment of its software and software licenses in the amount of $4,086,502.  The total net book value of software in service at September 30, 2009 is $0.  Total amortization expense related to software and software licenses charged to operations for the three months ended September 30, 2009 and 2008 was $0.

Impairment of Long-Lived Assets

The Company has adopted ASC 360-10-15 (formerly referred to as Statement of Financial Accounting Standards No. 144 (SFAS 144)).  The Statement   requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset.  ASC 360-10-15 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

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

New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820” and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position for the periods presented.

FASB ASC 805, Business Combinations (“ASC 805” and formerly referred to as FAS-141(R)) requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

FASB ASC 810, Consolidation (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65” and formerly referred to as FAS-160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The application of ASC 810-10-65 did not have a significant impact on earnings nor the financial position.

FASB ASC 815, Derivatives and Hedging (“ASC 815”), ASC 815-10-65, Transition and Open Effective Date Information (“ASC 815-10-65”and formerly referred to as FAS-161) includes a requirement for enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The application of ASC 815 expanded the required disclosures in regards to the Company’s derivative and hedging activities.

FASB ASC 350, Intangibles – Goodwill and Other, ASC 350-30-65, Transition and Open Effective Date Information (“ASC 350-30-65” and formerly referred to as FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC 350-30-65 for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC 350-30-65, however, shall be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of ASC 350-30-65 is not expected to have a material impact on earnings nor the financial position.

FASB ASC 715, Compensation – Retirement Benefits, ASC 715-20-65, Transition and Open Effective Date Information (“ASC 715-20-65” and formerly referred to as FSP FAS-132(R)-1) provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. ASC 715-20-65 is effective prospectively for fiscal years ending after December 15, 2009. The application of ASC 715-20-65 will expand the Company’s disclosures regarding pension plan assets.

FASB ASC 825, Financial Instruments, ASC 825-10-65, Transition and Open Effective Date Information (“ASC 825-10-65” and formerly referred to as FSP FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009. The application of ASC 825-10-65 expanded the Company’s disclosures regarding the use of fair value in interim periods.

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

2. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	September 30,	June 30,
	2009	2009
Amounts receivable from customers	$607,725	$699,576
Less: Reserve for doubtful accounts	(83,347)	(87,113)
Accounts receivable, net	$524,378	$612,463

3.  OTHER CURRENT ASSETS

Other current assets consists of the following:

	September 30,	June 30,
	2009	2009
Prepaid expenses	$3,095	$2,979
Employee salary advances	4,518	2,480
Deposits	145,273	131,126
Total	$152,886	$136,585

4. INVENTORY

Inventory consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories are as follows:

	September 30,	June 30,
	2009	2009
Finished goods	$594,374	$562,875
Total	$594,374	$562,875

 5. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	September 30,	June 30,
	2009	2009
Computer equipment	$213,639	$207,445
Furniture and office equipment	210,908	205,440
Less: accumulated depreciation	(353,096)	(328,119)
Property and equipment, net	$71,451	$84,766

Total depreciation and amortization expense for property and equipment amounted to $17,607 and $16,857 for the three months ended September 30, 2009 and 2008, respectively.

6. ACQUISITION OF INTANGIBLE ASSETS

The costs to acquire intangible assets have been allocated to the assets acquired according to the estimated fair values. The Company has adopted ASC 350-10-05 (formerly referred to as SFAS No. 142, Goodwill and Other Intangible Assets), whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

The identifiable intangible assets acquired and their carrying values at September 30, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$1,542,315	$1,542,315	$-	$-	-
Customer Relationships and Contracts	$2,949,249	$1,545,813	$1,403,436	$-	10.0
Software Licenses	$1,194,422	$1,194,422	$-	$-	-

The identifiable intangible assets acquired and their carrying values at June 30, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$1,542,315	$1,542,315	$-	$-	-
Customer Relationships and Contracts	$2,949,249	$1,468,333	$1,480,916	$-	10.0
Software Licenses	$1,194,422	$1,194,422	$-	$-	-

Customer relationships and contracts amortization expense charged to operations for the three months ended September 30, 2009 and 2008 was $77,480 for each period.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2009 and June 30, 2009 are as follows:

	September 30,	June 30,
	2009	2009
Accounts payable and accrued expenses	$3,737,975	$3,567,973
Accrued payroll and related expenses	549,155	491,755
Accrued interest	106,915	72,399
Total	$4,394,045	$4,132,127

8.    NOTES PAYABLE

Convertible Notes

In July and August 2008, the Company signed four notes payable (the “Convertible Notes”) in the aggregate principal amount of $611,000. The Convertible Notes were originally due six months from the date of the notes, and bear interest at the rate of 6% per annum.  In January and February 2009, the Convertible Notes were extended to August 2009.  In August 2009, these notes were extended to February 10, 2010.  The Company has the option to either repay the principal and accrued interest due under the Convertible Notes in cash or in common stock.  If paid in the form of common stock, the price will be 80% of the closing price of the Company’s common stock on the date of the notes, which ranged from $0.150 to $0.171 (post reverse-split).  During the three months ended September 30, 2009, the Company accrued interest in the amount of $9,569 on the Convertible Notes.  At September 30, 2009, the principal and accrued interest of the Convertible Notes are convertible into a total of 5,146,003 shares (post reverse-split) of the Company’s common stock.

April – May Notes

In April and May, 2009, the Company signed two notes payable (the “April – May  Notes”) in the amount of €350,000 and $50,000,  respectively.  The Company valued the €350,000 note at $457,419 on the date of the note.  The April – May  Notes bear interest at the rate of 40% and 20%, respectively, and  have a term of five years and one year, respectively.    These notes are collateralized by an aggregate 9,062,000 shares (post reverse-split) of common stock of the Company.  During the three months ended September 30, 2009, the Company accrued interest in the total amount of $48,638 on the April – May Notes.

August – September Notes

In August and September, 2009, the Company signed two notes payable (the “August – September Notes”).   The first note has two separately stated principle amounts: $200,000 and €130,000.  The Company valued the €130,000 at $185,874 at the date of the note, for an aggregate principle amount in U.S. dollars of $385,874 on this note.   The second note is in the principal amount of $64,482.  The August – September Notes bear interest at the rate of 20% per annum and have a term of two years and one year, respectively.  During the three months ended September 30, 2009, the Company accrued interest in the total amount of $10,005 on the August – September Notes.

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

The Company owed the following to these executives for accrued salaries, advances, accrued interest, and car allowance at September 30, 2009:

	CEO	CFO	Total
Accrued Salary	$104,565	$142,062	$246,627
Advances	45,757	48,973	94,730
Accrued Interest	554	5,835	6,389
Accrued Car Allowance	13,256	61,278	74,534
Total	$164,132	$258,148	$422,280

At June 30, 2009:

	CEO	CFO	Total
Accrued Salary	$-	$80,396	$80,396
Advances	-	48,971	48,971
Accrued Interest	-	4,969	4,969
Accrued car allowance	6,441	52,669	59,110
Total	$6,441	$187,005	$193,446

10. EQUITY

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

Sales Of Securities

During the three months ended September 30, 2009, the Company issued the following shares of common stock:

The Company issued 5,140,000 shares (post-reverse split) of common stock with a fair value of $121,380 to consultants for services provided, and to employees as compensation.

The Company issued 20,000,000 shares (post-reverse split) of common stock for cash proceeds in the amount of $200,000, previously accrued.

The Company received $15,000 for the sale of common stock; these shares have not yet been issued at September 30, 2009.

11.  STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares (post reverse-split) of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Exercisable	Weighted Average Exercise Price of Options
$0.45	55,555	6.0	$0.45	55,555	$0.45
0.60	450,000	7.1	0.60	450,000	0.60
1.47	252,101	3.4	1.47	252,101	1.47
2.10	252,101	3.4	2.10	252,10	2.10
	1,009,757	5.2	$1.18	1,009,757	$1.18

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2009	1,009,757	$1.18

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options exercisable at September 30, 2009	1,009,757	$1.18

The non-employee stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008 was $0 and $77,092.

The weighted-average fair value of stock options granted to non-employees during the three months ended September 30, 2009 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):	2009
Risk-free interest rate at grant date	0.32% - 3.00%
Expected stock price volatility	121% - 246%
Expected dividend payout	0
Expected option life (in years)	1.0

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company's common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Exercisable	Weighted Average Exercise price of Exercisable options
$0.42	166,667	8.0	$0.42	166,667	$8.0
0.45	66,666	6.6	0.45	66,666	6.6
1.41	125,000	6.5	1.41	125,000	6.5
	358,333	7.2	$0.77	358,333	$7.2

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2009	358,333	$0.77

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at September 30, 2009	358,333	$0.77

Non-vested at September 30, 2009	-	-
Exercisable at September 30, 2009	358,333	$0.77

The employee stock based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008 was $0.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company’s common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Warrants	Number of Shares Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$2.94	214,286	3.2	$2.94	214,286	$2.94
	214,286	3.2	$2.94	214,286	$2.94

 Transactions involving stock warrants issued are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants exercisable at June 30, 2009	8,547,619	$11.66
Granted	-	-
Exercised	-	-
Cancelled / Expired	(8,333,333)	11.88
Warrants exercisable at September 30, 2009	214,286	$2.94

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

	Three months ended September 30,
	2009	2008
Sales to external customers:
Corporate	$-	$-
Dominicana	154,933	156
Rahaxi	710,950	769,372
PLC	372,059	476,957
Total sales to external customers:	$1,237,942	$1,246,485

Depreciation and amortization:
Corporate	$79,135	$80,520
Dominicana	2,958	3,353
Rahaxi	12,297	10,261
PLC	697	203
Total depreciation and amortization:	$95,087	$94,337

General and administrative expense:
(not including depreciation and amortization)
Corporate	$539,810	$2,626,910
Dominicana	138,939	143,222
Rahaxi	731,801	814,192
PLC	124,281	113,235
Total general and administrative expense	$1,534,831	$3,697,559

Capital expenditures:
Corporate	$-	$-
Dominicana	-	-
Rahaxi	-	-
PLC	-	-
Total capital expenditures	$-	$-

Operating income (loss):
Corporate	$(618,945)	$(2,707,430)
Dominicana	(75,238)	(146,575)
Rahaxi	(387,782)	(544,392)
PLC	47,618	122,629
Total operating income (loss)	$(1,034,347)	$(3,275,768)

Interest Expense, Net:
Corporate	$69,077	$7,264
Dominicana	1,351	2,464
Rahaxi	3,725	2,856
PLC	-	-
Total Interest Expense	$74,153	$12,584

Segment assets:
Corporate	$443,543	$784,288
Dominicana	287,810	301,334
Rahaxi	925,282	806,395
PLC	1,552,977	1,574,133
Total segment assets	$3,209,612	$3,466,150

13. SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Company issued a total of 5,000,000 shares (post reverse-split) of common stock to two consultants for services, and also issued a total of 3,000,000 shares (post reverse-split) of common stock to an employee as a bonus. The Company also issued 1,500,000 shares of common stock (post reverse-split) to an investors for cash proceeds of $15,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a provider of electronic payment processing services, including credit and debit card transaction processing, point-of-sale related software applications and other value-added services. For the twelve months ended June 30, 2009, we processed an average of approximately 1,840,000 transactions per month. During the three months ended September 30, 2009, we processed an average of 2,180,000 transactions per month.  We serve in excess of 2,600 merchant locations. We provide transaction processing support for all major credit cards, including Visa, MasterCard, American Express, Diners Club and JCB, and all bank-issued Finnish debit cards. We enable merchants and financial institutions to accept, and their consumers to utilize, electronic payments using credit and debit cards to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We provide merchants with various transaction processing services, including authorizing card transactions at the merchant’s retail location (also known as the point-of-sale), and capturing and transmitting transaction data. Through agreements with Hypercom Corporation, the world's second largest manufacturer of payment terminals, and Spectra Technologies, a leading Chinese electronic payment solution provider, we also offer our customers point-of-sale terminals, which are integrated with our software products to provide merchants with a complete solution for credit and debit card transaction processing.

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

Recently, we have developed and certified in the Dominican Republic an electronic PIN distribution application for point of sale solutions in association with some of the most important telecommunications companies in the Dominican Republic and Haiti. Our product is distributed to customers directly and indirectly through our affiliated merchant's sales channels.

We were originally organized on August 2, 1997, under the laws of the State of Delaware as Interstate Capital Corporation. On November 17, 1999, we merged into a newly formed Nevada corporation, Freedom Surf, Inc., for the purpose of changing the corporate domicile to Nevada. On February 24, 2003, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to "Freestar Technology Corporation". On September 10, 2002, we entered into an agreement with Heroya Investments Limited for the acquisition of Rahaxi Processing Oy through a combination of cash and stock. The agreement with Heroya was subsequently amended three times to increase the stock consideration and decrease the cash component. Rahaxi, our wholly owned subsidiary, is based in Helsinki, Finland.  On November 21, 2008, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to “Rahaxi, Inc” and implementing  a one-for-three reverse split of our common stock. On September 21, 2009, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to (i) increase our authorized Common Stock from 500 Million shares to One Billion shares and (ii) increase our authorized preferred stock from Five Million to Ten Million shares.

Management believes that our primary short and medium-term growth opportunities will be derived from Finland and the Dominican Republic, and a significant portion of our resources, both financial and personnel, will be directed towards developing those opportunities. We believe that our anticipated growth and ultimate profitability will depend in large part on the ability to promote our services, gain clients and expand our relationship with current clients. Accordingly, we intend to invest in marketing, strategic relationships, and development of our client base.

Our switching and transaction processing platform is operated by our wholly-owned subsidiary, Rahaxi Processing Oy, which is located in Finland. We are one of the leading players in the Finnish transaction processing market, serving approximately 2,600 merchants each day; for the twelve months ended June 30, 2009, we processed an average of approximately 1,840,000 transactions per month. During the three months ended September 30, 2009, we processed an average of 2,180,000 transactions per month.

Until recently, our primary source of revenue was from transaction fees we receive from processing credit and debit card transactions through point-of-sale terminals at a merchant’s retail location. In fiscal year 2006, we also began generating revenue from sales of point-of-sale terminals as well as consulting fees, which include customization of software applications for merchants and other customers. In fiscal year 2010, the period from July 1, 2009 through June 30, 2010, transaction fees from point-of-sale terminal transactions continued to be derived primarily from merchants and customers based in Finland. We also derived revenue from transaction fees from clients in Estonia, Spain and Iceland. In addition, we derived revenue from consulting and development fees from our customers in Finland, France, the Dominican Republic and in Ireland through our 50% stake in PLC, Project Life Cycle Partners Limited.

The Company's principal offices are in Wicklow, Ireland. The Company also has offices in Helsinki, Finland and Santo Domingo, the Dominican Republic. While the Company's offices in Finland and Ireland will primarily focus on the European market, the Company's office in the Dominican Republic will continue to pursue opportunities in the Caribbean and Latin America, including our recently developed electronic PIN distribution application for point of sale solutions in association with some of the most important telecommunications companies in the Dominican Republic and Haiti. Management believes that these emerging markets could offer favorable opportunities in the longer term. The Company has achieved certification to become a third party services provider for China UnionPay. Through our agreement with the French bank Natixis Paiements, we processed our first live transaction for China UnionPay in June, 2008 in Paris, France.    We expect to continue to pursue additional banking relationships to allow us to expand our market for China UnionPay transactions in Europe.

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenue

For the reasons below, total revenue for the three months ended September 30, 2009 was $1,237,942 compared to $1,246,485 for the three months ended September 30, 2008, a decrease of $8,543 or approximately 1%.

Transaction processing and related revenue

Transaction processing and related revenue was $468,711 for the three months ended September 30, 2009, compared to $564,413 during the prior period, a decrease of $95,702 or approximately 17%. The Company processed a total of 6,540,268 transactions during the three months ended September 30, 2009, an increase of 1,291,351 or approximately 24.6% compared to 5,248,917 transactions processed during the prior period.  The increase in the number of transactions processed was primarily related to the increase in the number of clients compared to the same period of the prior year. The decrease in transaction processing and related revenue was due primarily because we have transitioned to a flat monthly pricing model for some of our new clients as opposed to the legacy per-transaction fees structure.  Also, the Company invoices its customers in Euro, which declined in value by approximately 6% compared to the U.S. Dollar for the three months ended September 30, 2009.  This factor should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $372,058 for the three months ended September 30, 2009, compared to $518,349 during the prior year, a decrease of $146,291 or approximately 28%. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC. The primary reasons for the decline in consulting services revenue can be attributed to the completion of projects under management during the period without comparable replacement projects being initiated, and the decline in value of the Euro compared to the U.S. dollar, and the worsening of economic conditions in Ireland.

Hardware and related  revenue

Hardware and related revenue was $397,173 during the three months ended September 30, 2009, compared to $163,723 during the prior period, an increase of $233,450 or approximately 143%.  The primary reason for the increase in hardware related revenue is the continued rollout of the Company’s hardware products to an expanding client base.

We expect continued increases in transaction processing and related revenue together with hardware and related revenue throughout the next twelve months  as we continue to increase our client base and service offerings.  Although transaction revenue decreased during the quarter ended September 30, 2009, our goal is to increase transaction processing and related revenue during the next 12 months by obtaining additional clients and substantially increasing the number of transactions processed.  We hope to offset any decreases in price-per-transaction with increased volume. such as China UnionPay transactions in France, EMV transaction processing, dynamic currency conversion, sales of point of sale terminals and consulting fees.  Due to the global economic downturn and the budgetary constraints of potential clients (particularly in Ireland) ,we see a decrease in consulting services over the next six months and remain cautiously optimistic for the six months following that.  In all cases,  however, there can be no guarantee that our products will be accepted in the marketplace or that our sales efforts will be successful.

All of our revenue for the three months ended September 30, 2009 has been derived from a limited number of customers, primarily Finnish customers for our transaction processing products. Approximately 56% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of the fiscal year ending June 30, 2010. We believe that this customer concentration will be gradually diluted in the latter half of the fiscal year ending June 30, 2010 as we continue to pursue operations outside of Finland. All of our revenues for the three months ended September 30, 2009 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this to continue through the fiscal year ending June 30, 2010.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $203,846 for the three months ended September 30, 2009, compared to $353,014 for the prior three months ended September 30, 2008, a decrease of $149,168 or approximately 42%.  The Company experienced a reduction in development expenses as projects were completed and new products were brought to market. We have also moved many of our processing platform support functions in-house, both to gain greater control of these activities and to reduce costs.  It is important to note that many of our costs associated with maintaining and improving our processing and customer support capabilities are charged to cost of revenue, but these costs do not always change in direct relation to sales.

Cost of consulting services

Cost of consulting services revenue was $199,463 for the three months ended September 30, 2009, compared to $240,890 for the three months ended September 30, 2008, a decrease of $41,427 or approximately 17%.  The primary reason for the decrease was that as various stages of projects came to completion, fewer contractors were needed and therefore there was a reduction in contractor fees.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $239,062  during the three months ended September 30, 2009, compared to $136,453 during the prior period, an increase of $102,609 or approximately 75%. The primary reason for the increase was the sale of more hardware units, which, as described above, also resulted in an increase in hardware revenue.  The primary reason that hardware revenue increased at a higher percentage than cost of hardware was a reduction in the number of test units and replacement units sent to customers.

For the reasons stated above, cost of revenue for the three months ended September 30, 2009 was $642,371 compared to $730,357 for the three months ended September 30, 2008, a decrease of $87,986 or approximately 12%.  Gross margin on sales for the three months ended September 30, 2009 was $595,571 or approximately 48% of sales, compared to gross margin on sales for the three months ended September 30, 2008 of $516,128 or approximately 41% of sales.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,629,918 for the three months ended September 30, 2009 compared to $3,791,896 for the three months ended September 30, 2008, a decrease of $2,161,978  or approximately 57%. The primary components of selling, general, and administrative expenses for the three months ended September 30, 2009 were: payroll and related costs of $925,941; facility costs  (rent, telephone, utilities, and maintenance) of $203,602; consulting fees of $121,380 to service providers for financial consulting and other professional services; $121,380 this amount consisted of non-cash compensation in the form of stock, stock options, and warrants.  Other components of selling, general, and administrative expenses were depreciation and amortization of $95,087; travel and entertainment costs of $46,119; and freight and delivery costs of $13,055.

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

Interest Expense

Interest income (expense) net was ($74,153) for the three months ended September 30, 2009, compared to ($12,584)  for the three months ended September 30, 2008, an increase of ($61,569) or approximately  489%. The increase is due primarily to an increase in notes payable outstanding during the period.

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

Net Loss

For the reasons stated above, we recorded a net loss of $1,132,279 for the three months ended September 30, 2009 compared to $3,351,972 for the three months ended September 30, 2008, a decrease of $2,219,693 or approximately 66%.

Operating Activities

The net cash used in operating activities was $351,280 for the three months ended September 30, 2009 compared to $1,259,835 for the three months ended September 30, 2008, an decrease of $908,555 or approximately 72%.  The primary components of cash used in operating activities during the current period are the net loss of ($1,132,279), partially offset by the non-cash charges of non-cash compensation of $121,380, and depreciation and amortization of $95,087.  The total amount of cash used in operating activities was also increased or (decreased) by the following changes in the  components of working capital:  accounts receivable of $79,885; inventory of ($37,588); other current assets of ($44,750); accounts payable and accrued expenses of $302,506; deferred revenue of $57,623;  and accrual of salary to officers of $183,077.

Investing Activities

Net cash used in investing activities was $0 during the three months ended September 30, 2009 and 2008. The Company has curtailed its development activities as many of its current projects have been completed.

Financing Activities

Net cash provided by financing activities was $511,116 for the three months ended September 30, 2009, compared to $745,857 for the three months ended September 30, 2008, a decrease of $234,741  or approximately 32%.  The reason for the decrease was a decrease in cash provided from the issuance of notes payable and notes payable to related parties in the aggregate amount of $114,884, a decrease in cash received from the exercise of stock options and warrants of $99,000, and a decrease in cash contributed by the officer of a subsidiary of $35,857. The Company raised $15,000 during the three months ended September 30, 2009 from the sale of common stock, compared to $0 in the comparable period of the prior year.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $1,706,569 and total current liabilities of $5,845,773, resulting in a working capital deficiency of $4,139,204.  We had cash and cash equivalents of $434,931 at September 30, 2009, and an accumulated deficit of $116,685,237.

Management expects that global economic conditions will continue to present a challenging operating environment for at least the rest of the year. Working capital management will continue to be a high priority, but there can be no assurance that we will be able to raise sufficient working capital funds.

The independent auditor's report on the Company's June 30, 2009 financial statements included in our Annual Report states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional financing, and ultimately, attain profitability.

Management plans to continue raising additional capital through a variety of fund raising methods during the fiscal year ending June 30, 2010 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Although the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The recent price and performance of our common stock could have a material adverse effect on our ability to obtain equity financing. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

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

Certain Indebtedness and Transactions

Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve our cash. At September 30, 2009, $104,565  and $142,062  of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Paul Egan and Ciaran have also advanced the funds to the Company. These advances accrue interest at the rate of 7% per annum.  At September 30, 2009, the Company owed the amount of $45,757 and $48,973 to Paul Egan and Ciaran Egan, respectively, for advances;  plus $554 and $5,835 to Paul Egan and Ciaran Egan, respectively, for accrued interest.

Pursuant to Paul Egan’s and Ciaran Egan’s employment agreements, the Company provides the officers a car allowance. These allowance have not been paid during the three months ended September 30, 2009, and the amounts of $13,256 to Paul Egan and $61,278 to Ciaran Egan have been accrued at September 30, 2009.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name FreeStar Dominicana S.A., operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Exchange rates had a material negative impact on our revenue for the three months ended September 30, 2009. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment was $254,447 and $310,517 for the three months ended September 30, 2009 and a year ended June 30, 2008, respectively.

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

Other

We do not provide post-retirement or post-employment benefits requiring charges under ASC 715-10-15 (formerly referred to as Statements of Financial Accounting Standards No. 106) and ASC 712-10-05 (formerly referred to as No. 112).

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

For revenue from product sales, the Company recognizes revenue in accordance with ASC 605-15-15 (formerly referred to as Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which superseded SAB No. 101, "Revenue Recognition in Financial Statements.") ASC 605-15-15 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-15-15 incorporates ASC 605-25-05 (formerly referred to as Emerging Issues Task Force ("EITF") No. 00-21, "Multiple-Deliverable Revenue Arrangements.") ASC 605-25-05 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25-05 on the Company's consolidated financial position and results of operations was not significant. This issue addresses determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. ASC 605-25-15 became effective for revenue arrangements entered into in periods beginning after June 15, 2003. For revenue arrangements occurring on or after August 1, 2003, the Company revised its revenue recognition policy to comply with the provisions of ASC 605-25-15.

For those contracts which contain multiple deliverables, management must first determine whether each service, or deliverable, meets the separation criteria of ASC 605-25-05. In general, a deliverable (or a group of deliverables) meets the separation criteria if the deliverable has standalone value to the customer and if there is objective and reliable evidence of the fair value of the remaining deliverables in the arrangement. Each deliverable that meets the separation criteria is considered a "separate unit of accounting." Management allocates the total arrangement consideration to each separate unit of accounting based on the relative fair value of each separate unit of accounting. The amount of arrangement consideration that is allocated to a unit of accounting that has already been delivered is limited to the amount that is not contingent upon the delivery of another separate unit of accounting. After the arrangement consideration has been allocated to each separate unit of accounting, management applies the appropriate revenue recognition method for each separate unit of accounting as described previously based on the nature of the arrangement. All deliverables that do not meet the separation criteria of ASC 605-25-05 are combined into one unit of accounting, and the appropriate revenue recognition method is applied.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2009 our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation and due to the material weakness existing in our internal controls as of June 30, 2009 (described below) which has not been fully remediated as of September 30, 2009, we have concluded that as of September 30, 2009, our disclosure controls and procedures were ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We also determined that our disclosure controls and procedures were not effective in light of the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 2009.   The late filing was caused by our inability to timely gather and report required financial information, including from our local staffs and local accounting firms, from our various operations in Finland, Ireland and the Dominican Republic.  Based on this, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of lack of segregation of duties, which stems in part from limited capital resources to hire additional financial and administrative staff.  We have begun to delegate duties to other employees of the Company in order to address such deficiencies.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings as reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-K filed with the SEC on November 13, 2009, and as updated in its quarterly reports filed on Form 10-Q.  During the three months ended September 30, 2009, there were no material changes to the legal proceeding or investigations reported in such reports.

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

WE HAVE NEVER BEEN PROFITABLE AND REQUIRE IMMEDIATE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS

Based on our cash balance, assets and liabilities as of September 30, 2009, we are in need of immediate additional financing to fund our current working capital requirements, as well as longer-term needs.  The recent global economic downturn, along with the decline in our average stock price over the past fiscal year and our continued losses, have made raising such required capital significantly more difficult.

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

We do not expect to generate sufficient revenue to meet our cash requirements for the next twelve months. We will need to raise additional capital to continue meeting operational expenses. In our annual report on Form 10-K, our independent auditors have added an explanatory paragraph to their report of our financial statements for the year ended June 30, 2009 stating that our net losses, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. If we are not successful in raising sufficient additional capital, we may we may not be able to continue as a going concern, our stockholders may lose their entire investment in us.

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

Since our annual report on Form 10-K for the fiscal year ended June 30, 2009 was filed late, there is an increased risk that we could be delisted due to future late filings, since we have already incurred our first “strike” for having a late filing.

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

LITIGATION

As described under Legal Proceedings in our Form 10-K for the fiscal year ended June 30, 2009, the Company is subject to one lawsuit. From time to time, the Company is involved in a variety of claims, suits, investigations and proceedings arising from the operation of the Company's business. It is possible that such a matter could arise in the future and be resolved in a manner that ultimately would have a material adverse impact on the Company's business, and could negatively impact its revenues, operating margins, and net income.

WE MAY HAVE PROBLEMS OBTAINING OUR INDEPENDENT ACCOUNTING FIRM’S REPORT ON OUR COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on September 30, 2009 (not previously reported in a Form 8-K):

The Company sold 20,000,000 shares of common stock for cash of $200,000, previously accrued.

The Company sold 1,500,000 shares of common stock for cash of $15,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

SUBSEQUENT EVENTS.

Subsequent to September 30, 2009, the Company issued the following shares of common stock:

The Company issued a total of 5,000,000 shares (post reverse-split) of common stock to two consultants for services, and also issued a total of 3,000,000 shares (post reverse-split) of common stock to an employee as a bonus. The Company also issued 1,500,000 shares of common stock (post reverse-split) to an investors for cash proceeds of $15,000.

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

RAHAXI, INC.

Date: November 23, 2009	By:	/s/ Paul Egan
Paul Egan
Chief Executive Officer

Date: November 23, 2009	By:	/s/ Ciaran Egan
Ciaran Egan
Secretary/Treasurer/ Chief Financial Officer