Form 10-Q
period 2009-12-31
Rahaxi, Inc.
filed 2010-02-22
CIK 1102301

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of  February 16, 2010 there were 537,317,413 shares (post reverse split) of Common Stock issued and outstanding.

RAHAXI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2009	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$318,047	$345,842
Accounts receivable, net of allowance for doubtful accounts of $125,461
and $87,113 at December 31, 2009 and June 30, 2009, respectively (note 2)	451,012	612,463
Other current assets (note 3)	173,394	136,585
Inventory (note 4)	531,003	562,875

Total current assets	1,473,456	1,657,765

Property, plant and equipment, net of accumulated depreciation and amortization of
$367,235 and $328,119 at December 31, 2009 and June 30, 2009, respectively (note 5)	53,719	84,766
Customer relationships and contracts, net of accumulated amortization of $1,623,293
and $1,468,333 at December 31, 2009 and June 30, 2009, respectively (note 6)	1,325,956	1,480,916
Other assets	28,085	-

Total assets	$2,881,216	$3,223,447

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable and accrued expenses (note 7)	$4,471,551	$4,132,127
Notes payable, current portion (note 8)	725,485	50,000
Notes payable - related parties, current portion (note 8, 9)	-	611,000
Due to related parties (note 9)	578,343	193,446
Deferred revenue	326,865	246,341

Total current liabilities	6,102,244	5,232,914

Long-term portion of notes payable	887,977	457,419

Total liabilities	6,990,221	5,690,333

Commitments and contingencies
Deficit: (notes 10, 11)
Convertible preferred stock, total authorized 10,000,000 shares (1,000,000 designated series A; 4,000,000 designated series B; 5,000,000 undesignated
Convertible preferred stock, series A, $0.001 par value, 1,000,000 shares
and outstanding at December 31, 2009 and June 30, 2009	1,000	1,000
Convertible preferred stock, series B, $0.001 par value,
no shares and outstanding at December 31, 2009 and June 30, 2009	-	-
Additional paid-in capital - preferred stock	432,058	432,058
Common stock, $0.001 par value, 1,000,000,000 shares authorized; 517,055,413 and 454,312,663 shares issued and outstanding at December 31, 2009
and June 30, 2009, respectively	517,054	454,312
Additional paid-in capital - common stock	111,925,510	110,720,243
Common stock subscriptions receivable	(25,620)	(25,620)
Common stock subscribed	460,777	660,777
Accumulated deficit	(118,152,243)	(115,552,958)
Accumulated other comprehensive gain	238,680	310,517

Total Rahaxi stockholders' equity	(4,602,784)	(2,999,671)

Non-controlling interest	493,779	532,785

Total deficit	(4,109,005)	(2,466,886)

Total liabilities and deficit	$2,881,216	$3,223,447

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

RAHAXI, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008

Revenue
Transaction processing	$581,904	$494,349	$1,050,615	$1,058,762
Consulting services	379,996	523,227	752,054	1,041,576
Hardware and related	474,256	358,192	871,429	521,915
Total revenue	1,436,156	1,375,768	2,674,098	2,622,253

Cost of revenue
Transaction processing	258,045	274,293	461,891	627,307
Consulting services	316,307	295,599	515,770	536,489
Hardware and related	192,166	100,428	431,228	236,881
Total cost of sales	766,518	670,320	1,408,889	1,400,677

Gross profit (loss)	669,638	705,448	1,265,209	1,221,576
Selling, general and administrative expenses	2,111,499	4,753,853	3,741,417	8,545,749

Loss from operations	(1,441,861)	(4,048,405)	(2,476,208)	(7,324,173)

Other income (expenses):
Financing cost	-	(1,131,590)	-	(1,131,590)
Interest income/(expense)	(96,153)	(19,603)	(170,306)	(32,187)

Loss before income taxes and non-controlling interest in subsidiaries	(1,538,014)	(5,199,598)	(2,646,514)	(8,487,950)

Income taxes	-	-	-	-

Net Loss	(1,538,014)	(5,199,598)	(2,646,514)	(8,487,950)

Net loss attributable to non-controlling interest	(71,008)	(8)	(47,229)	63,612

Net loss attributable to Rahaxi shareholders	(1,467,006)	(5,199,590)	(2,599,285)	(8,551,562)

Loss per share - basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.06)

Weighted average shares outstanding - basic	494,455,784	149,321,431	484,303,734	143,775,652

Weighted average shares outstanding - diluted	494,455,784	149,321,431	484,303,734	143,775,652

Net loss	(1,538,014)	(5,199,598)	(2,646,514)	(8,487,950)

Other comprehensive income (loss), net of tax	(15,767)	30,596	(71,837)	203,871

Comprehensive loss	(1,553,781)	(5,169,002)	(2,718,351)	(8,284,079)

Net income (loss) applicable to non-controlling interests	(71,008)	(8)	(47,229)	63,612
Other comprehensive income (loss) applicable to non-controlling interests	426	79	6,082	2,728

Comprehensive loss applicable to Rahaxi	$(1,483,199)	$(5,169,073)	$(2,677,204)	$(8,350,419)

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

RAHAXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2009	2008
Cash flows used for operating activities:
Net loss	$(2,646,514)	$(8,487,950)
Adjustments to reconcile net loss to net cash
provided by (used by) operating activities:
Bad debt expense	-	(30,353)
Depreciation and amortization	189,974	188,854
Non-cash financing cost	-	1,131,590
Non-cash compensation	707,885	4,828,255

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	149,330	545,023
Inventory	23,489	81,645
Other assets	(65,272)	(25,213)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	396,024	(190,087)
Deferred revenue	80,524	(11,810)
Accrual of salary to officers	339,140	124,421

Total adjustments	1,773,865	6,705,937

Net cash used by operating activities	(825,420)	(1,845,625)

Cash flows provided by investing activities:
Purchase of fixed assets	(2,380)	-
Net cash used by investing activities	(2,380)	-

Cash flows provided by financing activities:
Proceeds from sale of common stock	137,562	-
Proceeds from issuance of notes payable	450,359	311,000
Proceeds from issuance of notes payable - related party	45,757	300,000
Proceeds from exercise of stock options/warrants	222,562	824,012
Cash contributed by officer of subsidiary	-	35,857

Net cash provided by financing activities	856,240	1,470,869

Net increase (decrease) in cash and cash equivalents	28,440	(374,756)

Foreign currency translation adjustments	(56,235)	405,165

Cash and cash equivalents, beginning of period	345,842	692,802
Cash and cash equivalents, end of period	$318,047	$723,211

Supplemental disclosure of cash flow information:

Interest paid	$92,262	$-

Income tax paid	$-	$-

Common stock issued to consultants for services	$449,600	$-

Common stock issued to employees as compensation	$21,780	$168,000

Common stock issued to director	$-	$125,000

Fair value of options issued to consultants and employees	$236,505	$716,906

Common stock issued to a director for services	$-	$3,818,348

Common stock issued for rent	$-	$72,000

Common stock issued as financing cost	$-	$1,131,590

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Rahaxi, Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended June 30, 2009. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of December 31, 2009, and the results of operations for the three and six months ended December 31, 2009 and 2008, and cash flows for six months ended December 31, 2009 and 2008. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Nature Of Business Operations

The Company was formed on November 17, 1999 as a Nevada corporation. The Company is a provider of payment services and processing. Its principal offices are in Wicklow, Ireland; the Company also has offices in Helsinki, Finland; and Santo Domingo, the Dominican Republic.  On November 21, 2008, we filed a Certificate of Amendment to our Articles of Incorporation with the Nevada Secretary of State changing our name to “Rahaxi, Inc.” and implementing a one-for-three reverse stock split of our common stock.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $1,538,014 and $2,646,514 for the three and six months ended December 31, 2009, respectively, and $17,983,146 for the year ended June 30, 2009, and had an accumulated deficit of $118,152,243 as of December 31, 2009.

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

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)

Management is pursuing all available options to provide the Company with the ability to continue as a going concern.  The Company continues to pursue financing through the sale of its stock in private placements to individual investors.  However, given the challenges presented by the current capital markets, as well as the decline in the Company’s stock price and the Company’s continued losses, management is considering a broader range of options, which may include a registered offering for investors, additional debt issuances or financings at the subsidiary level, such as the sale of a portion of Rahaxi Processing Oy. The Company may also pursue the acquisition of certain strategic industry partners where appropriate.

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

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)

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

The Company’s subsidiary Rahaxi Processing Oy, charges certain customers for one-time initiation fees and annual maintenance fees.    These fees are charged to deferred revenue when billed, and  revenue from these fees is recognized straight-line over the billing coverage period, typically twelve months.

Stock Based Compensation

Effective January 1, 2006, the Company adopted ASC 718-10 (formerly referred to as SFAS No. 123 (revised), “Share-Based Payment” (SFAS 123R)) utilizing the modified prospective approach.

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.02 as of December 31, 2009, and the exercise price multiplied by the number of options outstanding.  As of September 30, 2009, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of options vested was $0 for the three and six month periods ended December 31, 2009 and 2008.

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

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the year ended June 30, 2008, the Company recognized an impairment of its software and software licenses in the amount of $4,086,502.  The total net book value of software in service at December 31, 2009 is $0.  Total amortization expense related to software and software licenses charged to operations for the three and six months ended December 31, 2009 and 2008 was $0.

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

During the year ended June 30, 2009, the Company management performed an evaluation of its intangible assets (capitalized software) for purposes of determining the implied fair value of the assets at June 30, 2009. The test indicated that the recorded remaining book value of its intellectual property exceeded its fair value, as determined by discounted cash flows.  As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $4,086,502, net of tax, or $0.042  per share (post reverse-split) during the year ended June 30, 2009 to reduce the carrying value of the capitalized software to $0. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Inventories

Inventory is stated at the lower of cost or market determined by the first-in, first-out method. Inventories consist primarily of equipment held for resale.

Noncontrolling Interest

Non-controlling interest consists of the minority owned portion of the Company’s 50% owned subsidiary PLC Partners.

The adoption of ASC 810-10-65 did not have a material effect on the Company’s financial condition, results of operations or cash flows as of December 31, 2009 and June 30, 2009, respectively. However, as a result of the retrospective presentation and disclosure requirements of ASC 810-10-65, the adoption of ASC 810-10-65 did affect the presentation and disclosure of noncontrolling interests.

ASC 810-10-65 establishes new standards that govern the accounting for and reporting of (1) noncontrolling interest in partially owned consolidated subsidiaries and (2) the loss of control of subsidiaries. Significant changes to the accounting for noncontrolling interests include (a) the inclusion of noncontrolling interests in the equity section of the controlling entity’s condensed consolidated balance sheet rather than in the mezzanine section and (b) the requirement that changes in the controlling entity’s interest in the noncontrolling interest, without a change in control, be recognized in the controlling entity’s equity rather than being accounted for by the purchase method, which accounting under the purchase method would have given rise to goodwill.

Additionally, the adoption of ASC 810-10-65 requires that net income, as previously reported prior to the adoption of ASC 810-10-65, be adjusted to include the net income attributable to the noncontrolling interest, and that a new separate caption for net income attributable to common shareholders be presented in the condensed consolidated statements of operations. ASC 810-10-65 also requires similar disclosure regarding comprehensive income.

New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13 on Topic 605, Revenue Recognition–Multiple Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. ASU 2009-13 provides amendments to the criteria in Subtopic 605-25, Multiple-Element Arrangements (“Subtopic 605-25”) for separating consideration in multiple-deliverable arrangements. The amendments in ASU 2009-13 establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor specific objective evidence nor third-party evidence is available. The amendments in ASU 2009-13 also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact, if any, ASU 2009-13 will have on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14 on Topic 985, Software – Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). The objective of ASU 2009-14 is to address the accounting for revenue arrangements that contain tangible products and software. Currently, products that contain software that is “more than incidental” to the product as a whole are within the scope of the software revenue guidance in Subtopic 985-605, Software – Revenue Recognition (“Subtopic 985-605”). Subtopic 985-605 requires a vendor to use a vendor-specific objective evidence of selling price to separate deliverables in a multiple-element arrangement. A vendor must sell or intend to sell a particular element separately to assert vendor-specific objective evidence for that element. If a vendor does not have vendor-specific objective evidence for the undelivered elements in an arrangement, the revenue associated with both the delivered and undelivered elements is combined into one unit of accounting. Any revenue attributable to the delivered products is then deferred and recognized at a later date, which in many cases is as the undelivered elements are delivered by the vendor. The amendments in ASU 2009-14 will change the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance in Subtopic 985-605. In addition, the amendments in ASU 2009-14 require that hardware components of the tangible product containing software components always be excluded from the software revenue guidance. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted and can be applied prospectively or retrospectively. The Company is currently evaluating the impact, if any, of ASU 2009-14 will have on its consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	December 31,	June 30,
	2009	2009
Amounts receivable from customers	$576,473	$699,576
Less: Reserve for doubtful accounts	(125,461)	(87,113)
Accounts receivable, net	$451,012	$612,463

3.  OTHER CURRENT ASSETS

Other current assets  consist of the following:

	December 31,	June 30,
	2009	2009
Prepaid expenses	$3,040	$2,979
Employee salary advances	4,611	2,480
Other receivables	18,640	--
Deposits	147,103	131,126
Total	$173,394	$136,585

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)

4. INVENTORY

Inventory consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories are as follows:

	December 31,	June 30,
	2009	2009
Finished goods	$531,003	$562,875
Total	$531,003	$562,875

 5. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	December 31,	June 30,
	2009	2009
Computer equipment	$212,771	$207,445
Furniture and office equipment	208,183	205,440
Less: accumulated depreciation	(367,235)	(328,119)
Property and equipment, net	$53,719	$84,766

Total depreciation and amortization expense for property and equipment amounted to $94,887 and $95,120 for the three months ended December 31, 2009 and 2008, respectively. Total depreciation and amortization expense for property and equipment amounted to $189,709 and $189,241 for the six months ended December 31, 2009 and 2008, respectively.

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

The identifiable intangible assets acquired and their carrying values at December 31, 2009 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$1,542,315	$1,542,315	$-	$-	-
Customer Relationships and Contracts	$2,949,249	$1,623,293	$1,325,956	$-	10.0
Software Licenses	$1,194,422	$1,194,422	$-	$-	-

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)

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

Customer relationships and contracts amortization expense charged to operations for the six months ended December 31, 2009 and 2008 was $154,960 for each period.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2009 and June 30, 2009 are as follows:

	December 31,	June 30,
	2009	2009
Accounts payable and accrued expenses	$3,705,434	$3,567,973
Accrued payroll and related expenses	623,768	491,755
Accrued interest	142,349	72,399
Total	$4,471,551	$4,132,127

8.    NOTES PAYABLE

Convertible Notes

In July and August 2008, the Company signed four notes payable (the “Convertible Notes”) in the aggregate principal amount of $611,000. The Convertible Notes were originally due six months from the date of the notes, and bear interest at the rate of 6% per annum.  In January and February 2009, the Convertible Notes were extended to August 2009.  In August 2009, these notes were extended to February 10, 2010.   The Company has the option to either repay the principal and accrued interest due under the Convertible Notes in cash or in common stock.  If paid in the form of common stock, the price will be 80% of the closing price of the Company’s common stock on the date of the notes, which ranged from $0.150 to $0.171.  During the three and six months ended December 31, 2009, the Company accrued interest in the amount of $9,891 and $19,636, respectively,  on the Convertible Notes.  At December 31, 2009, the principal and accrued interest of the Convertible Notes are convertible into a total of 5,227,023 shares (post reverse split) of the Company’s common stock.

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)

April – May Notes

In April and May, 2009, the Company signed two notes payable (the “April – May  Notes”) in the amount of €350,000 and $50,000,  respectively.  The Company valued the €350,000 note at $457,419 on the date of the note.  The Company revalued ("foreign currency translation") the €350,000 note at December 31, 2009 to the amount of $501,648.   The April – May  Notes bear interest at the rate of 40% and 20%, respectively, and  have a term of five years and one year, respectively.   These notes are collateralized by an aggregate 9,062,000 shares (post reverse split) of common stock of the Company.  During the three and six months ended December 31, 2009, the Company accrued interest in the total amount of $48,638 and $102,644, respectively, the April – May Notes.

August – September Notes

In August and September, 2009, the Company signed two notes payable (the “August – September Notes”).   The first note has two separately stated principle amounts: $200,000 and €130,000.  The Company revalued the €130,000 at December 31, 2009 in the amount of $186,329, for an aggregate principal in the amount of U.S. dollars of $386,329.  The second note is in the principal amount of $64,485.  The August – September Notes bear interest at the rate of 20% per annum and have a term of two years and one year, respectively.  During the three and six ended December 31, 2009, the Company accrued interest in the total amount of $22,894 and $32,900, respectively, the August – September Notes.

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

The Company owed the following to these executives for accrued salaries, advances, accrued interest, and car allowance at December 31, 2009:

	CEO	CFO	Total
Accrued Salary	$174,797	$208,181	$382,978
Advances	52,362	48,973	101,335
Accrued Interest	1,210	6,700	7,910
Accrued Car Allowance	19,473	66,647	86,120
Total	$247,842	$330,502	$578,343

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)
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

Sales Of Securities

During the six months ended December 31, 2009, the Company issued the following shares of common stock:

The Company issued 5,140,000 shares (post-reverse split) of common stock with a fair value of $121,380 to consultants for services provided, and to employees as compensation.

The Company issued 20,000,000 shares (post-reverse split) of common stock for cash proceeds in the amount of $200,000, previously accrued.

The Company issued 13,500,000 shares (post reverse split) of common stock with a fair value of $350,000 to consultants for services provided.

The Company issued 7,801,375 shares (post reverse split) of common stock for cash proceeds in the amount of $137,562, of which $15,000 was previously accrued.

The Company issued 16,301,375 shares (post reverse split) of common stock pursuant to the exercise of options for cash proceeds of $222,562.

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)

11.  STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares (post reverse-split) of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Exercisable	Weighted Average Exercise Price of Options
$0.45	55,555	5.7	$0.45	55,555	$0.45
0.60	450,000	6.8	0.60	450,000	0.60
1.47	252,101	3.2	1.47	252,101	1.47
2.10	252,101	3.2	2.10	252,101	2.10
	1,009,757	5.0	$1.18	1,009,757	$1.18

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2009	1,009,757	$1.18

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options exercisable at September 30, 2009	1,009,757	$1.18

Granted	16,301,375	0.01
Exercised	(16,301,375)	0.01
Cancelled / Expired	-	-
Options exercisable at December 31, 2009	1,009,757	$1.18

The non-employee stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three months ended December 31, 2009 and 2008 was $236,505 and $639,814, respectively. The non-employee stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the six months ended December 31, 2009 and 2008 was $236,505 and $716,906, respectively.

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)

The weighted-average fair value of stock options granted to non-employees during the three months ended December 31, 2009 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant Assumptions (weighted-average):	2010	2009
Risk-free interest rate at grant date	0.16%	0.32%- 3.00%
Expected stock price volatility	173%- 196%	121% - 246%
Expected dividend payout	-	-
Expected option life (in years)	1	1

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company's common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Exercisable	Weighted Average Exercise price of Exercisable options
$0.42	166,667	7.7	$0.42	166,667	$7.7
0.45	66,666	6.4	0.45	66,666	6.4
1.41	125,000	6.3	1.41	125,000	6.3
	358,333	7.0	$0.77	358,333	$7.0

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2009	358,333	$0.77

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at September 30, 2009	358,333	$0.77

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at December 31, 2009	358,333	$0.77

Non-vested at December 31, 2009	-	$-
Exercisable at December 31, 2009	358,333	$0.77

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)

The employee stock based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three  and six months ended December 31, 2009 and 2008 was $0.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company’s common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Warrants	Number of Shares Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$2.94	214,286	3.0	$2.94	214,286	$2.94
	214,286	3.0	$2.94	214,286	$2.94

 Transactions involving stock warrants issued are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Warrants exercisable at June 30, 2009	8,547,619	$11.66
Granted	-	-
Exercised	-	-
Cancelled / Expired	(8,333,333)	11.88
Warrants exercisable at September 30, 2009	214,286	$2.94
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at December 31, 2009	214,286	$2.94

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Sales to external customers:
Corporate	$-	$-	$-	$-
Dominicana	45,387	141,456	200,320	141,612
Rahaxi	1,044,789	732,658	1,755,739	1,502,030
PLC	345,980	501,654	718,039	978,611
Total sales to external customers:	$1,436,156	$1,375,768	$2,674,098	$2,622,253

Depreciation and amortization:
Corporate	$82,403	$80,911	$161,538	$161,431
Dominicana	3,002	3,292	5,960	6,645
Rahaxi	9,825	10,132	22,122	20,393
PLC	(343)	182	354	385
Total depreciation and amortization:	$94,887	$94,517	$189,974	$188,854

General and administrative expense:
(not including depreciation and amortization)
Corporate	$837,470	$3,604,472	$1,377,280	$6,231,382
Dominicana	230,894	128,876	369,833	272,098
Rahaxi	776,212	724,766	1,508,013	1,538,958
PLC	172,036	201,222	296,317	314,457
Total general and administrative expense
(excluding depreciation and amortization)	$2,016,612	$4,659,336	$3,551,443	$8,356,895

Capital expenditures:
Corporate	$-	$-	$-	$-
Dominicana	2,380	-	2,380	-
Rahaxi	-	-	-	-
PLC	-	-	-	-
Total capital expenditures	$2,380	$-	$2,380	$-

Operating income (loss):
Corporate	$(919,873)	$(3,685,383)	$(1,538,818)	$(6,392,813)
Dominicana	(188,456)	(47,516)	(263,694)	(194,091)
Rahaxi	(191,511)	(320,157)	(579,293)	(864,549)
PLC	(142,021)	4,651	(94,403)	127,280
Total operating income (loss)	$(1,441,861)	$(4,048,405)	$(2,476,208)	$(7,324,173)

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(UNAUDITED)

Interest Expense, Net:
Corporate	$87,831	$11,314	$156,908	$18,578
Dominicana	1,872	2,335	3,223	4,799
Rahaxi	6,450	5,954	10,175	8,810
PLC	-	-	-	-
Total Interest Expense	$96,153	$19,603	$170,306	$32,187

Segment assets:
Corporate	$359,812	$708,836	$359,812	$708,836
Dominicana	262,146	341,091	262,146	341,091
Rahaxi	885,946	926,215	885,946	926,215
PLC	1,373,312	1,576,302	1,373,312	1,576,302
Total segment assets	$2,881,216	$3,552,444	$2,881,216	$3,552,444

13. SUBSEQUENT EVENTS

Management has reviewed and evaluated material subsequent events from the balance sheet date as of December 31, 2009 through the financial statement issue date of February 22, 2010.

Subsequent to December 31, 2009, the Company issued a total of 4,000,000 shares (post reverse-split) of common stock to two consultants for services; a total of 4,000,000 shares (post reverse-split) of common stock to a director for services; a total of 1,200,000 shares (post reverse-split) of common stock to two employees as bonuses; and a total of 7,812,000 shares (post reverse-split) of common stock as loan collateral.  The Company also sold  3,250,000  shares of common stock (post reverse-split) to an investor for cash proceeds of $65,000.

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

Overview

We are a provider of electronic payment processing services, including credit and debit card transaction processing, point-of-sale related software applications and other value-added services. For the twelve months ended June 30, 2009, we processed an average of approximately 1,840,000 transactions per month. During the three and six months ended December 31, 2009, we processed an average of approximately 2,180,000 and 2,338,000  transactions per month, respectively.  We serve in excess of 2,600 merchant locations. We provide transaction processing support for all major credit cards, including Visa, MasterCard, American Express, Diners Club and JCB, and all bank-issued Finnish debit cards. We enable merchants and financial institutions to accept, and their consumers to utilize, electronic payments using credit and debit cards to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We provide merchants with various transaction processing services, including authorizing card transactions at the merchant’s retail location (also known as the point-of-sale), and capturing and transmitting transaction data. Through agreements with Hypercom Corporation, the world's second largest manufacturer of payment terminals, and Spectra Technologies, a leading Chinese electronic payment solution provider, we also offer our customers point-of-sale terminals, which are integrated with our software products to provide merchants with a complete solution for credit and debit card transaction processing.

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

Our switching and transaction processing platform is operated by our wholly-owned subsidiary, Rahaxi Processing Oy, which is located in Finland. We are one of the leading players in the Finnish transaction processing market, serving approximately 2,600 merchants each day; for the twelve months ended June 30, 2009, we processed an average of approximately 1,840,000 transactions per month. During the three and six months ended December 31, 2009, we processed an average of approximately 2,180,000 and 2,338,000  transactions per month, respectively.

Until recently, our primary source of revenue was from transaction fees we receive from processing credit and debit card transactions through point-of-sale terminals at a merchant’s retail location. In fiscal year 2006, we also began generating revenue from sales of point-of-sale terminals as well as consulting fees, which include customization of software applications for merchants and other customers. In fiscal year 2010, the period from July 1, 2009 through June 30, 2010, we believe that transaction fees from point-of-sale terminal transactions will continue to be derived primarily from merchants and customers based in Finland. We also derived revenue from transaction fees from clients in Estonia, Spain and Iceland. In addition, we derived revenue from consulting and development fees from our customers in Finland, France, the Dominican Republic and in Ireland through our 50% stake in PLC, Project Life Cycle Partners Limited.

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

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

Revenue

For the reasons below, total revenue for the three months ended December 31, 2009 was $1,436,156 compared to $1,375,768 for the three months ended December 31, 2008, an increase of $60,388 or approximately 4%.

Transaction processing and related revenue

Transaction processing and related revenue was $581,904 for the three months ended December 31, 2009, compared to $494,349 during the prior period, an increase of $87,555 or approximately 18%. The Company processed a total of 6,540,268 transactions during the three months ended December 31, 2009, an increase of 1,291,351 or approximately 24% compared to 5,248,917 transactions processed during the prior period.  The increase in the number of transactions processed and the transaction revenue was primarily related to the increase in the number of clients and an increase in our installed base of processing terminals compared to the same period of the prior year.  Also, it should be noted that the Company invoices its customers in Euro, which declined in value by approximately 7.8% compared to the U.S. Dollar for the three months ended December 31, 2009.  This factor should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $379,996 for the three months ended December 31, 2009, compared to $523,227 during the prior year, a decrease of $143,231 or approximately 27%. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC. The primary reasons for the decline in consulting services revenue can be attributed to the completion of projects under management during the period without comparable replacement projects being initiated, and the decline in value of the Euro compared to the U.S. dollar, and the worsening of economic conditions in Ireland.

Hardware and related  revenue

Hardware and related revenue was $474,256 during the three months ended December 31, 2009, compared to $358,192 during the prior period, an increase of $116,064 or approximately 32%.  The primary reason for the increase in hardware related revenue is the continued rollout of the Company’s hardware products to an expanding client base.

We expect continued increases in transaction processing and related revenue together with hardware and related revenue throughout the next twelve months  as we continue to increase our client base and service offerings.  Although transaction revenue decreased during the quarter ended December 31, 2009, our goal is to increase transaction processing and related revenue during the next 12 months by obtaining additional clients and substantially increasing the number of transactions processed.  We hope to offset any decreases in price-per-transaction with increased volume.  Due to the global economic downturn and the budgetary constraints of potential clients (particularly in Ireland), we see a decrease in consulting services over the next six months and remain cautiously optimistic for the six months following that.  In all cases, however, there can be no guarantee that our products will be accepted in the marketplace or that our sales efforts will be successful.

All of our revenue for the three months ended December 31, 2009 has been derived from a limited number of customers, primarily Finnish customers for our transaction processing products. Approximately 56% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of the fiscal year ending June 30, 2010. We believe that this customer concentration will be gradually diluted in the latter half of the fiscal year ending June 30, 2010 as we continue to pursue operations outside of Finland. All of our revenues for the three months ended December 31, 2009 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this to continue through the fiscal year ending June 30, 2010.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $258,045 for the three months ended December 31, 2009, compared to $274,293 for the prior three months ended December 31, 2008, a decrease of $16,248 or approximately 6%.  The Company experienced a reduction in development expenses as projects were completed and new products were brought to market. We have also moved many of our processing platform support functions in-house, both to gain greater control of these activities and to reduce costs.  It is important to note that many of our costs associated with maintaining and improving our processing and customer support capabilities are charged to cost of revenue, but these costs do not always change in direct relation to sales.

Cost of consulting services

Cost of consulting services revenue was $316,307 for the three months ended December 31, 2009, compared to $295,599 for the three months ended December 31, 2008, an increase of $20,708 or approximately 7%.  The primary reason for the increase was a decrease in gross margins due to competitive conditions in the current Irish business environment.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $192,166  during the three months ended December 31, 2009, compared to $100,428 during the prior period, an increase of $91,738 or approximately 91%. The primary reason for the increase was the sale of more hardware units, which, as described above, also resulted in an increase in hardware revenue.

For the reasons stated above, cost of revenue for the three months ended December 31, 2009 was $766,518 compared to $670,320 for the three months ended December 31, 2008, an increase of $96,198 or approximately 14%.  Gross margin on sales for the three months ended December 31, 2009 was $669,638 or approximately 47% of sales, compared to gross margin on sales for the three months ended December 31, 2008 of $705,448 or approximately 51% of sales.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,111,499 for the three months ended December 31, 2009 compared to $4,753,853 for the three months ended December 31, 2008, a decrease of $2,642,354  or approximately 56%. The primary components of selling, general, and administrative expenses for the three months ended December 31, 2009 were: payroll and related costs of $906,186; $586,505 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants.  Other components  of selling, general, and administrative costs for the three months ended December 31, 2009 were  facility costs  (rent, telephone, utilities, and maintenance) of $315,532;  consulting fees of $41,143 to service providers for financial consulting and other professional services; depreciation and amortization of $96,626; travel and entertainment costs of $35,040; and professional fees of $33,928.

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

Interest Expense

Interest expense, net was $96,153 for the three months ended December 31, 2009, compared to $19,603  for the three months ended December 31, 2008, an increase of $76,550 or approximately  391%. The increase is due primarily to an increase in notes payable outstanding during the period.

Historically, we have primarily utilized equity financing partly in order to avoid the interest charges associated with debt financing.  However, as described above, we recently utilized debt financing as well, although we continue to pursue equity financing. The recent price and performance of our common stock have made equity financings substantially more difficult, and required us to pursue alternative methods of financing for our cash needs. Due to the perceived risks associated with an investment in the Company, our debt financings required us to pay high interest rates (20% and 40% per year) compared to traditional bank financings.  If we conduct additional debt financings at similar rates, interest expense could continue to significantly increase.

Net Loss

For the reasons stated above, we recorded a net loss  of $1,538,014  for the three months ended December 31, 2009 compared to $5,199,598  for the three months ended December 31, 2008, a decrease of $3,661,584 or approximately 70%.

SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2008

Revenue

For the reasons below, total revenue for the six  months ended December 31, 2009 was $2,674,098 compared to $2,622,253 for the three months ended December 31, 2008, an increase of $51,845 or approximately 2%.

Transaction processing and related revenue

Transaction processing and related revenue was $1,050,615 for the six months ended December 31, 2009, compared to $1,058,762 during the prior period, a decrease of $8,147 or approximately 1%. The Company processed a total of 14,028,844 transactions during the six months ended December 31, 2009, an increase of 2,957,022 or approximately 21% compared to 11,071,822 transactions processed during the prior period.  The increase in the number of transactions processed was primarily related to the increase in the number of clients and an increase in our installed base of processing terminals compared to the same period of the prior year. The decrease in transaction processing and related revenue was due primarily because we have transitioned to a flat monthly pricing model for some of our new clients as opposed to the legacy per-transaction fees structure.  Also, it should be noted that the Company invoices its customers in Euro, which declined in value by approximately 1.3% compared to the U.S. Dollar for the six months ended December 31, 2009.  This factor should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $752,054 for the six months ended December 31, 2009, compared to $1,041,576 during the prior year, a decrease of $289,522 or approximately 28%. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC. The primary reasons for the decline in consulting services revenue can be attributed to the completion of projects under management during the period without comparable replacement projects being initiated, and the decline in value of the Euro compared to the U.S. dollar, and the worsening of economic conditions in Ireland.

Hardware and related  revenue

Hardware and related revenue was $871,429 during the six months ended December 31, 2009, compared to $521,915 during the prior period, an increase of $349,514 or approximately 67%.  The primary reason for the increase in hardware related revenue is the continued rollout of the Company’s hardware products to an expanding client base.

We expect continued increases in transaction processing and related revenue together with hardware and related revenue throughout the next twelve months  as we continue to increase our client base and service offerings.  Although transaction revenue decreased during the quarter ended December 31, 2009, our goal is to increase transaction processing and related revenue during the next 12 months by obtaining additional clients and substantially increasing the number of transactions processed.  We hope to offset any decreases in price-per-transaction with increased volume.  Due to the global economic downturn and the budgetary constraints of potential clients (particularly in Ireland), we see a decrease in consulting services over the next six months and remain cautiously optimistic for the six months following that.  In all cases,  however, there can be no guarantee that our products will be accepted in the marketplace or that our sales efforts will be successful.

All of our revenue for the six months ended December 31, 2009 has been derived from a limited number of customers, primarily Finnish customers for our transaction processing products. Approximately 56% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of the fiscal year ending June 30, 2010. We believe that this customer concentration will be gradually diluted in the latter half of the fiscal year ending June 30, 2010 as we continue to pursue operations outside of Finland. All of our revenues for the six months ended December 31, 2009 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this to continue through the fiscal year ending June 30, 2010.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $461,891 for the six months ended December 31, 2009, compared to $627,307 for the prior six months ended December 31, 2008, a decrease of $165,416 or approximately 26%.  The Company experienced a reduction in development expenses as projects were completed and new products were brought to market. We have also moved many of our processing platform support functions in-house, both to gain greater control of these activities and to reduce costs.  It is important to note that many of our costs associated with maintaining and improving our processing and customer support capabilities are charged to cost of revenue, but these costs do not always change in direct relation to sales.

Cost of consulting services

Cost of consulting services revenue was $515,770 for the six months ended December 31, 2009, compared to $536,489 for the six months ended December 31, 2008, a decrease of $20,719 or approximately 4%.  The primary reason for the decrease was that as various stages of projects came to completion, fewer contractors were needed and therefore there was a reduction in contractor fees.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $431,228  during  the six months ended December 31, 2009, compared to $236,881 during the prior period, an increase of $194,347 or approximately 82%. The primary reason for the increase was the sale of more hardware units, which, as described above, also resulted in an increase in hardware revenue.  The primary reason that hardware revenue increased at a higher percentage than cost of hardware was a reduction in the number of test units and replacement units sent to customers.

For the reasons stated above, cost of revenue for the six months ended December 31, 2009 was $1,408,889 compared to $1,400,677 for the six months ended December 31, 2008, an increase of $8,212 or approximately 1%.  Gross margin on sales for the six months ended December 31, 2009 was $1,265,209 or approximately 47% of sales, compared to gross margin on sales for the six months ended December 31, 2008 of $1,221,576 or approximately 47% of sales.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,741,417 for the six months ended December 31, 2009 compared to $8,545,749 for the six months ended December 31, 2008, a decrease of $4,804,332  or approximately 56%. The primary components of selling, general, and administrative expenses for the six months ended December 31, 2009 were: payroll and related costs of $1,832,127; $707,885 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants.  Other components of selling, general, and administrative expenses for the six months ended December 31, 2009 were facility costs  (rent, telephone, utilities, and maintenance) of $519,134; ;  depreciation and amortization of $189,579; travel and entertainment costs of $81,159; consulting fees of $41,578 to service providers for financial consulting and other professional services; and professional fees of $33,928.

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

Interest Expense

Interest expense, net was $170,306 for the six months ended December 31, 2009, compared to $32,187  for the six months ended December 31, 2008, an increase of $138,119 or approximately  429%. The increase is due primarily to an increase in notes payable outstanding during the period.

Historically, we have primarily utilized equity financing partly in order to avoid the interest charges associated with debt financing.  However, as described above, we recently utilized debt financing as well, although we continue to pursue equity financing. The recent price and performance of our common stock have made equity financings substantially more difficult, and required us to pursue alternative methods of financing for our cash needs. Due to the perceived risks associated with an investment in the Company, our debt financings required us to pay high interest rates (20% and 40% per year) compared to traditional bank financings.  If we conduct additional debt financings at similar rates, interest expense could continue to significantly increase.

Net Loss

For the reasons stated above, we recorded a net loss of $2,599,285 for the six months ended December 31, 2009 compared to $8,551,562 for the six months ended December 31, 2008, a decrease of $5,952,277 or approximately 70%.

Operating Activities

The net cash used in operating activities was $825,420 for the six months ended December 31, 2009 compared to $1,845,625 for the six months ended December 31, 2008, a decrease of $1,020,205 or approximately 55%.  The primary components of cash used in operating activities during the current period are the net loss of ($2,599,285), partially offset by the non-cash charges of non-cash compensation of $707,885, and depreciation and amortization of $189,974.  The total amount of cash used in operating activities was also increased or (decreased) by the following changes in the  components of working capital:  accounts receivable of $149,330; inventory of $23,489; other current assets of ($65,272); accounts payable and accrued expenses of $396,024; deferred revenue of $80,524;  and accrual of salary to officers of $339,140.

Investing Activities

Net cash used in investing activities was $2,380 during the six months ended December 31, 2009 compared to $0 for the six months ended December 31, 2008. The Company has curtailed its development activities as many of its current projects have been completed.

Financing Activities

Net cash provided by financing activities was $856,240 for the six months ended December 31, 2009, compared to $1,470,869 for the six months ended December 31, 2008, a decrease of $614,629  or approximately 42%.  The reason for the decrease was a decrease in cash provided from the issuance of notes payable and notes payable to related parties in the aggregate amount of $114,884, a decrease in cash received from the exercise of stock options and warrants of $601,450, and a decrease in cash contributed by the officer of a subsidiary of $35,857. The Company raised $137,562 during the six months ended December 31, 2009 from the sale of common stock, compared to $0 in the comparable period of the prior year.

Liquidity and Capital Resources

As of December 31, 2009, we had total current assets of $1,473,456 and total current liabilities of $6,102,244, resulting in a working capital deficiency of $4,628,788.  We had cash and cash equivalents of $318,047 at December 31, 2009, and an accumulated deficit of $118,152,243.

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

Management plans to continue raising additional capital through a variety of fund raising methods during the fiscal year ending June 30, 2010 and to pursue all available financing alternatives in this regard. Management may also consider a variety of potential partnership or strategic alliances to strengthen its financial position. Although the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to the Company. The recent price and performance of our common stock has had a material adverse effect on our ability to obtain equity financing, and has made any such financings substantially more dilutive to existing shareholders. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require the Company to:

w	curtail operations significantly;
w	sell significant assets;
w	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, and/or
w	explore other strategic alternatives including a merger or sale.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities will likely result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Given our negative cash flow, there is also substantial risk of a default on our debt obligations, which could have a material adverse affect on the Company, its assets and operations.  Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

Certain Indebtedness and Transactions

Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve our cash. At December 31, 2009, $174,797  and $208,181  of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Paul Egan and Ciaran have also advanced the funds to the Company. These advances accrue interest at the rate of 7% per annum.  At December 31, 2009, the Company owed the amount of $52,362 and $48,973 to Paul Egan and Ciaran Egan, respectively, for advances;  plus $1,210 and $6,700 to Paul Egan and Ciaran Egan, respectively, for accrued interest.

Pursuant to Paul Egan’s and Ciaran Egan’s employment agreements, the Company provides the officers a car allowance. These allowances have not been paid during the six months ended December 31, 2009, and the amounts of $19,473 to Paul Egan and $66,648 to Ciaran Egan have been accrued at December 31, 2009.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi Processing Oy, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name FreeStar Dominicana S.A., operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Exchange rates had a material negative impact on our revenue for the three and six months ended December 31, 2009. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment attributable to Rahaxi was ($16,193 ) and ($77,919 ) for the three and six months ended December 31, 2009 and $310,517 for the year ended June 30, 2009, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009 our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation and due to the material weakness existing in our internal controls as of June 30, 2009 (described below) which has not been fully remediated as of December 31, 2009, we have concluded that as of December 31, 2009, our disclosure controls and procedures were ineffective.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We also determined that our disclosure controls and procedures were not effective in light of the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended June 30, 2009.   The late filing was caused by our inability to timely gather and report required financial information, including from our local staffs and local accounting firms, from our various operations in Finland, Ireland and the Dominican Republic.  Based on this, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of lack of segregation of duties, which stems in part from limited capital resources to hire additional financial and administrative staff.  We have begun to delegate duties to other employees of the Company in order to address such deficiencies, but significant resource limitations remain.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings as reported in Part II, Item 1 - "Legal Proceedings" in the Company's Form 10-Ks filed with the SEC, and as updated in its quarterly reports filed on Form 10-Q.  Listed below are updates to certain pending claims.

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

The Company has acknowledged that a certain amount of the fees claimed under summons are due to ACI and in recognition of this fact the Company has paid a significant portion of the monies due with respect to the uncontested invoices. The Company, however, contested a significant portion of the fees claimed by ACI under the summons when the hearing of the case took place in Helsinki District Court on the 19th and 20th January 2010. We are currently awaiting the judgment of the Helsinki District Court.  At the hearing, ACI requested approximately $449,500 in damages and interest costs.

This matter remains in litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur.  Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company’s financial condition.

Transaction Network Services AB v Rahaxi Processing Oy

On December 22, 2008, Rahaxi Processing Oy, a subsidiary of Rahaxi Inc.  based in Helsinki, Finland, received a summons detailing legal proceedings to be taken against it by Transaction Network Services AB (“TNS”), which is domiciled in Stockholm, Sweden pursuant to a written complaint filed in Stockholm District Court. TNS is claiming payment relating to outstanding invoices for services provided to the Company under an agreement between TNS and the Company.  TNS has demanded approximately $257,000.

The Company will, however, be contesting all amounts claimed by TNS under the summons as the services were not performed and/or not properly performed.  The preliminary hearing is expected to take place in the Stockholm District Court in late March of 2010.

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

WE HAVE NEVER BEEN PROFITABLE AND REQUIRE IMMEDIATE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS

Based on our cash balance, assets and liabilities as of December 31, 2009, we are in need of immediate additional financing to fund our current working capital requirements, as well as longer-term needs.  The recent global economic downturn, along with the decline in our average stock price over the past fiscal year and our continued losses, have made raising such required capital significantly more difficult.

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

We do not expect to generate sufficient revenue to meet our cash requirements for the next twelve months. We will need to raise additional capital to continue meeting operational expenses. In our annual report on Form 10-K, our independent auditors have added an explanatory paragraph to their report of our financial statements for the year ended June 30, 2009 stating that our net losses, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. If we are not successful in raising sufficient additional capital, we may not be able to continue as a going concern, our stockholders may lose their entire investment in us.

DEBT FINANCINGS INVOLVE ADDITIONAL RISKS TO OUR STOCKHOLDERS IF WE ARE UNABLE TO REPAY SUCH OBLIGATIONS

Due to our inability to raise equity capital in sufficient amounts, we have recently conducted debt offerings and issued promissory notes in private debt placements.  These debt financings have involved high interest rates (20% and 40% per year) compared to traditional bank financings.  Due to the high interest rates and our historical and ongoing negative cash flows, there is substantial risk that we will be unable to repay these debt instruments as they become due.  We have, in some cases, been able to extend the maturity date for some of our promissory notes.  However, there can be no assurance that we will be able to do so in the future.  If we are unable to repay our debt instruments as they become due, such creditors may pursue collections proceedings against us, which could result in our inability to continue as a going concern.  In such event, our stockholders may lose their entire investment in us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on December 31, 2009 (not previously reported in a Form 8-K):

The Company sold 7,801,375 shares (post reverse-split) of common stock for cash of $137,583, of that $15,000 was previously accrued.

The Company issued  13,500,000 shares (post reverse-split) of common stock with a fair value of $350,000 to consultants for services provided.

The Company issued 20,000,000 shares (post-reverse split) of common stock for cash proceeds in the amount of $200,000, previously accrued.

The Company issued 16,301,375 shares (post reverse split) of common stock pursuant to the exercise of options for cash proceeds of $222,563.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

SUBSEQUENT EVENTS.

Subsequent to December 31, 2009, the Company issued the following shares of common stock:

The Company issued a total of 4,000,000 shares (post reverse-split) of common stock to two consultants for services; a total of 4,000,000 shares (post reverse-split) of common stock to a director for services; a total of 1,200,000 shares (post reverse-split) of common stock to two employees as bonuses; and a total of 7,812,000 shares (post reverse-split) of common stock as loan collateral.  The Company also sold  3,250,000  shares of common stock (post reverse-split) to an investor for cash proceeds of $65,000.

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

RAHAXI, INC.

Date: February 22, 2010	By:	/s/ Paul Egan
Paul Egan
Chief Executive Officer

Date: February 22, 2010	By:	/s/ Ciaran Egan
Ciaran Egan
Secretary/Treasurer/ Chief Financial Officer