Form 10-Q
period 2010-03-31
Rahaxi, Inc.
filed 2010-05-24
CIK 1102301

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Common Stock - $0.001 par value

Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐ [Not Applicable to Smaller Reporting Companies]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 19, 2010 there were 557,817,413  shares (post reverse split) of Common Stock issued and outstanding.

RAHAXI, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
ASSETS	2010	2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$352,044	$345,842
Accounts receivable, net of allowance for doubtful
accounts of $127,101 and $87,113 at March 31, 2010
and June 30, 2009, respectively (note 2)	382,856	612,463
Other current assets (note 3)	133,490	136,585
Inventory (note 4)	397,364	562,875

Total current assets	1,265,754	1,657,765

Property, plant and equipment, net of accumulated depreciation and amortization of $366,121 and $328,119 at March 31, 2010
and June 30, 2009, respectively (note 5)	54,010	84,766
Customer relationships and contracts, net of accumulated
amortization of $1,700,773 and $1,468,333 at March 31, 2010
and June 30, 2009, respectively (note 6)	1,248,476	1,480,916
Other assets	27,883	-

Total assets	$2,596,123	$3,223,447

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable and accrued expenses (note 7)	$4,868,573	$4,132,127
Notes payable, current portion (note 8)	725,485	50,000
Notes payable - related parties, current portion (note 8)	-	611,000
Due to related parties (note 9)	724,795	193,446
Deferred revenue	357,954	246,341

Total current liabilities	6,676,807	5,232,914

Long-term portion of notes payable	845,771	457,419

Total liabilities	7,522,578	5,690,333

Commitments and contingencies
Deficit: (notes 10, 11)
Convertible preferred stock, total authorized 10,000,000
shares (1,000,000 designated series A: 4,000,000
designated series B; 5,000,000 undesignated)
Convertible preferred stock, series A, $0.001 par value,
1,000,000 shares issued and outstanding at March 31,
2010 and June 30, 2009	1,000	1,000
Convertible preferred stock, series B, $0.001 par value,
no shares issued or outstanding at March 31, 2010
and June 30, 2009	-	-
Additional paid-in capital - preferred stock	432,058	432,058
Common stock, $0.001 par value, 1,000,000,000 shares
authorized; 542,117,413 and 454,312,663 shares issued and
outstanding at March 31, 2010 and June 30, 2009, respectively	542,116	454,312
Additional paid-in capital - common stock	112,381,688	110,720,243
Common stock subscriptions receivable	(90,620)	(25,620)
Common stock subscribed	460,777	660,777
Accumulated deficit	(119,672,534)	(115,552,958)
Accumulated other comprehensive gain	547,543	310,517

Total Rahaxi deficit	(5,397,972)	(2,999,671)

Non-controlling interest	471,517	532,785

Total Deficit	(4,926,455)	(2,466,886)

Total liabilities and equity	$2,596,123	$3,223,447

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

RAHAXI, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE  MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Revenue
Transaction processing	$418,477	$404,769	$1,469,092	$1,463,531
Consulting services	365,842	375,077	1,117,896	1,416,653
Hardware and related	512,768	404,959	1,384,197	926,874
Total revenue	1,297,087	1,184,805	3,971,185	3,807,058

Cost of revenue
Transaction processing	182,785	367,804	644,676	995,111
Consulting services	236,166	233,036	751,936	769,525
Hardware and related	245,386	166,367	676,614	403,248
Total cost of sales	664,337	767,207	2,073,226	2,167,884

Gross profit	632,750	417,598	1,897,959	1,639,174
Selling, general and administrative expenses	1,883,657	4,090,082	5,625,074	12,635,831

Loss from operations	(1,250,907)	(3,672,484)	(3,727,115)	(10,996,657)

Other income (expenses):
Financing cost	(156,240)	-	(156,240)	(1,131,590)
Interest income/(expense)	(110,116)	(27,850)	(280,422)	(60,037)

Loss before income taxes and
minority interest in subsidiaries	(1,517,263)	(3,700,334)	(4,163,777)	(12,188,284)

Income taxes	-	-	-	-

Net Loss	(1,517,263)	(3,700,334)	(4,163,777)	(12,188,284)

(Loss) income attributable to non-controlling interest in subsidiaries	3,028	(25,210)	(44,201)	38,402

Net loss attributable to Rahaxi shareholders	(1,520,291)	(3,675,124)	(4,119,576)	(12,226,686)

Other - Comprehensive income (loss):
Gain on foreign exchange	308,863	45,445	237,026	249,413

Comprehensive loss	$(1,211,428)	$(3,629,679)	$(3,882,550)	$(11,977,273)

Loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.07)

Weighted average shares outstanding - basic	535,830,680	200,469,929	501,228,643	162,466,073

Weighted average shares outstanding - diluted	535,830,680	200,469,929	501,228,643	162,466,073

Net loss	(1,517,263)	(3,700,334)	(4,163,777)	(12,188,284)

Other comprehensive income, net of tax	308,863	45,445	237,026	249,413

Comprehensive loss	(1,208,400)	(3,654,889)	(3,926,751)	(11,938,871)

Net income (loss) applicable to non-controlling	3,028	(25,210)	(44,201)	38,402
interests: Other comprehensive income (loss)
applicable to non-controlling interests	5,552	366	530	6,448

Comprehensive income (loss) applicable to Rahaxi	$(1,216,980)	$(3,630,045)	$(3,883,080)	$(11,983,721)

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

RAHAXI, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009
Cash flows used for operating activities:
Net loss	$(4,163,777)	$(12,188,284)
Adjustments to reconcile net loss to net cash
used by operating activities:
Bad debt expense	-	(28,425)
Depreciation and amortization	283,981	281,076
Non-cash financing cost	156,240	1,131,590
Non-cash compensation	967,885	7,401,416

Changes in assets and liabilities:
(Increase) decrease in assets
Accounts receivable	253,755	543,757
Inventory	184,717	278,597
Other assets	(22,052)	26,075
Increase (decrease) in liabilities
Accounts payable and accrued expenses	611,240	(648,261)
Deferred revenue	111,613	(44,743)
Accrual of salary to officers	339,140	108,844

Total adjustments	2,886,519	9,049,926

Net cash used by operating activities	(1,277,258)	(3,138,358)

Cash flows provided by (used by) investing activities:
Purchase of fixed assets	(22,005)	-
Net cash used by investing activities	(22,005)	-

Cash flows provided by (used by) financing activities:
Proceeds from sale of common stock	137,562	504,263
Proceeds from issuance of notes payable	450,359	311,000
Proceeds from cash advances - related party	264,574	300,000
Repayments to related party	(72,365)
Proceeds from exercise of stock options/warrants	222,562	1,175,807
Cash contributed by officer of subsidiary	-	35,857

Net cash provided by financing activities	1,002,692	2,326,927

Net (decrease) in cash and cash equivalents	(296,571)	(811,431)

Foreign currency translation adjustments	302,773	541,979

Cash and cash equivalents, beginning of period	345,842	692,802
Cash and cash equivalents, end of period	$352,044	$423,350

Supplemental disclosure of cash flow information:

Interest paid	$92,262	$-

Income tax paid	$-	$-

Common stock issued to consultants for services	$575,600	$5,698,198

Common stock issued to employees as compensation	$75,780	$240,100

Common stock issued to director	$80,000	$125,000

Fair value of options issued to consultants and employees	$236,505	$1,262,026

Common stock issued for rent	$-	$120,000

Common stock issued as financing cost	$156,240	$1,131,590

Common stock issued for subscriptions receivable	$65,000	$348,000

The accompany notes form an integral part of these unaudited condensed consolidated financial statements.

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

1. BASIS OF PRESENTATION AND NATURE OF BUSINESS OPERATIONS

Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements of Rahaxi, Inc., a Nevada corporation ("Company"), have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company's Form 10-K for the fiscal year ended June 30, 2009. In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments that are of a normal recurring nature and which are necessary to present fairly the financial position of the Company as of March 31, 2010, and the results of operations for the three and nine months ended March 31, 2010 and 2009, and cash flows for nine months ended March 31, 2010 and 2009. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has reported a net loss of $1,517,263 and $4,163,777 for the three and nine months ended March 31, 2010, respectively, and $17,983,146 for the year ended June 30, 2009, and had an accumulated deficit of $119,672,534 as of March 31, 2010.

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
March 31, 2010
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
March 31, 2010
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

Aggregate intrinsic value of options outstanding and options exercisable at March 31, 2010 was $0. Aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the fiscal period, which was $0.01 as of March 31, 2010, and the exercise price multiplied by the number of options outstanding.  As of March 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was $0. The total fair value of employee options vested was $0 for the three and nine month periods ended March 31, 2010 and 2009.

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

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(UNAUDITED)

The Company often has under development several discreet design features or enhancements, each of which may be completed and released to customers at different times. During the year ended June 30, 2008, the Company recognized an impairment of its software and software licenses in the amount of $4,086,502.  The total net book value of software in service at March 31, 2010 is $0.  Total amortization expense related to software and software licenses charged to operations for the three and nine months ended March 31, 2010 and 2009 was $0.

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

The adoption of ASC 810-10-65 did not have a material effect on the Company’s financial condition, results of operations or cash flows as of March 31, 2010 and June 30, 2009, respectively. However, as a result of the retrospective presentation and disclosure requirements of ASC 810-10-65, the adoption of ASC 810-10-65 did affect the presentation and disclosure of noncontrolling interests.

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

New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (UNAUDITED)

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s condensed financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable consists of the following:

	March 31,	June 30,
	2010	2009
Amounts receivable from customers	$509,957	$699,576
Less: Reserve for doubtful accounts	(127,101)	(87,113)
Accounts receivable, net	$382,856	$612,463

3.  OTHER CURRENT ASSETS

Other current assets  consist of the following:

	March 31,	June 30,
	2010	2009
Prepaid expenses	$2,853	$2,979
Employee salary advances	4,713	2,480
Deposits	125,924	131,126
Total	$133,490	$136,585

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (UNAUDITED)

4. INVENTORY

Inventory consists of the Company's Point of Sale Terminals which have been purchased from third party manufacturers. Components of inventories are as follows:

	March 31,	June 30,
	2010	2009
Finished goods	$397,364	$562,875
Total	$397,364	$562,875

 5. PROPERTY AND EQUIPMENT

A summary of property and equipment is as follows:

	March 31,	June 30,
	2010	2009
Computer equipment	$221,812	$207,445
Furniture and office equipment	198,319	205,440
Less: accumulated depreciation	(366,121)	(328,119)
Property and equipment, net	$54,010	$84,766

Total depreciation and amortization expense for property and equipment amounted to $16,527 and $11,037 for the three months ended March 31, 2010 and 2009, respectively. Total depreciation and amortization expense for property and equipment amounted to $51,541 and $48,636 for the nine months ended March 31, 2010 and 2009, respectively.

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

The identifiable intangible assets acquired and their carrying values at March 31, 2010 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Average Amortization Years
Amortizable Intangible Assets:
Software and related development costs	$1,542,315	$1,542,315	$-	$-	-
Customer Relationships and Contracts	$2,949,249	$1,700,773	$1,248,476	$-	10.0
Software Licenses	$1,194,422	$1,194,422	$-	$-	-

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Customer relationships and contracts amortization expense charged to operations for the three months ended March 31, 2010 and 2009 was $77,480 for each period.  Customer relationships and contracts amortization expense charged to operations for the nine months ended March 31, 2010 and 2009 was $232,440 for each period.

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2010 and June 30, 2009 are as follows:

	March 31,	June 30,
	2010	2009
Accounts payable and accrued expenses	$4,056,393	$3,567,973
Accrued payroll and related expenses	585,830	491,755
Accrued interest	226,350	72,399
Total	$4,868,573	$4,132,127

8.    NOTES PAYABLE

Convertible Notes

In July and August 2008, the Company signed four notes payable (the “Convertible Notes”) in the aggregate principal amount of $611,000. The Convertible Notes were originally due six months from the date of the notes, and bear interest at the rate of 6% per annum.  In January and February 2009, the Convertible Notes were extended to August 2009.  In August 2009, these notes were extended to February 10, 2010.   The Company has the option to either repay the principal and accrued interest due under the Convertible Notes in cash or in common stock.  If paid in the form of common stock, the price will be 80% of the closing price of the Company’s common stock on the date of the notes, which ranged from $0.150 to $0.171.  During the three and nine months ended March 31, 2010, the Company accrued interest in the amount of $9,823 and $29,458, respectively,  on the Convertible Notes.  At March 31, 2010, the principal and accrued interest of the Convertible Notes are convertible into a total of 5,304,355 shares (post reverse split) of the Company’s common stock.

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (UNAUDITED)

April – May Notes

In April and May, 2009, the Company signed two notes payable (the “April – May  Notes”) in the amount of €350,000 and $50,000,  respectively.  The Company valued the €350,000 note at $457,419 on the date of the note.  The Company revalued ("foreign currency translation") the €350,000 note at March 31, 2010 to the amount of $470,873.   The April – May  Notes bear interest at the rate of 40% and 20%, respectively, and  have a term of five years and one year, respectively.   These notes are collateralized by an aggregate 9,062,000 shares (post reverse split) of common stock of the Company.  During the three and nine months ended March 31, 2010, the Company accrued interest in the total amount of $51,943 and $154,587, respectively, the April – May Notes.

August – September Notes

In August and September, 2009, the Company signed two notes payable (the “August – September Notes”).   The first note has two separately stated principle amounts: $200,000 and €130,000.  The Company revalued the €130,000 at March 31, 2010 in the amount of $174,896, for an aggregate principal in the amount of U.S. dollars of $374,896.  The second note is in the principal amount of $64,485.  The August – September Notes bear interest at the rate of 20% per annum and have a term of two years and one year, respectively.  During the three and nine ended March 31, 2010, the Company accrued interest in the total amount of $22,232 and $55,131, respectively, the August – September Notes.

9.	DUE TO RELATED PARTIES

The Company’s President and Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”) occasionally forego taking their salary payments in order to conserve the Company’s cash. The Company’s CEO and CFO have also advanced funds to the Company.  These advances accrue interest at the rate of 7% per annum.  The CEO and CFO also each receive a car allowance in the amount of $2,018 per month.

The Company owed the following to these executives for accrued salaries, advances, accrued interest, and car allowance at March 31, 2010:

	CEO	CFO	Total
Accrued Salary	$271,285	$262,679	$533,964
Advances	39,707	48,973	88,680
Accrued Interest	1,686	7,529	9,215
Accrued Car Allowance	24,332	68,604	92,936
Total	$337,010	$387,785	$724,795

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Sales Of Securities

During the nine months ended March 31, 2010, the Company issued the following shares of common stock:

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

The Company issued 10,000,000 shares (post-reverse split) of common stock with a fair value of $180,000 to consultants for services provided, and to employees as compensation.

The Company issued 3,250,000 shares (post-reverse split) of common stock for a subscription receivable in the amount of $65,000.

The Company issued 4,000,000 shares (post-reverse split) of common stock with a fair value of $80,000 to a director for services provided.

The Company issued 7,812,000 shares (post-reverse split) of common stock as collateral for a loan. The company charged the fair  value of $156,240  to financing cost.

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (UNAUDITED)

11.  STOCK OPTIONS AND WARRANTS

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares (post reverse-split) of the Company's common stock issued to the Company consultants. These options were granted in lieu of cash compensation for services performed (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Exercisable	Weighted Average Exercise Price of Options
$0.45	55,555	5.5	$0.45	55,555	$0.45
0.60	450,000	6.6	0.60	450,000	0.60
1.47	252,101	2.9	1.47	252,101	1.47
2.10	252,101	2.9	2.10	252,101	2.10
	1,009,757	4.7	$1.18	1,009,757	$1.18

Transactions involving stock options issued to non-employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options exercisable at June 30, 2009	1,009,757	$1.18

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options exercisable at September 30, 2009	1,009,757	$1.18

Granted	16,301,375	0.01
Exercised	(16,301,375)	0.01
Cancelled / Expired	-	-
Options exercisable at December 31, 2009	1,009,757	$1.18

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options exercisable at March 31, 2010	1,009,757	$1.18

The non-employee stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 was $0 and $6,242,318, respectively. The non-employee stock-based compensation expense, related to stock options, recognized in the unaudited condensed consolidated statements of operations for the nine months ended March 31, 2010 and 2009 was $236,505 and $1,262,026 , respectively.

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (UNAUDITED)

The weighted-average fair value of stock options granted to non-employees during the three months ended March 31, 2010 and 2009 and the weighted average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant Assumptions (weighted-average):	2010	2009
Risk-free interest rate at grant date	n/a	0.32%- 3.00%
Expected stock price volatility	n/a	121% - 246%
Expected dividend payout	-	-
Expected option life (in years)	n/a	1

Employee Stock Options

The following table summarizes the changes to employee stock options outstanding and the related prices of the Company's common stock options issued to employees under a non-qualified stock option plan (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Exercisable	Weighted Average Exercise price of Exercisable options
$0.42	166,667	7.5	$0.42	166,667	$7.5
0.45	66,666	6.1	0.45	66,666	6.1
1.41	125,000	6.0	1.41	125,000	6.0
	358,333	6.7	$0.77	358,333	$6.7

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at June 30, 2009	358,333	$0.77

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at September 30, 2009	358,333	$0.77

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at December 31, 2009	358,333	$0.77

Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Options outstanding at March 31, 2010	358,333	$0.77

Non-vested at March 31, 2010	-	$-
Exercisable at March 31, 2010	358,333	$0.77

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (UNAUDITED)

The employee stock based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three  and nine months ended March 31, 2010 and 2009 was $0.

Warrants

The following table summarizes the changes in warrants outstanding and the related prices of the Company’s common stock issued to non-employees of the Company. These warrants were granted instead of cash compensation for services performed and settlement of legal dispute (amounts have been adjusted to reflect the reverse stock split and other adjustments):

Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price of Outstanding Warrants	Number of Shares Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$2.94	214,286	2.7	$2.94	214,286	$2.94
	214,286	2.7	$2.94	214,286	$2.94

 Transactions involving stock warrants issued are summarized as follows:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Warrants exercisable at June 30, 2009	8,547,619	$11.66
Granted	-	-
Exercised	-	-
Cancelled / Expired	(8,333,333)	11.88
Warrants exercisable at September 30, 2009	214,286	$2.94
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at December 31, 2009	214,286	$2.94
Granted	-	-
Exercised	-	-
Cancelled / Expired	-	-
Warrants exercisable at March 31, 2010	214,286	$2.94

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Sales to external customers:
Corporate	$-	$-	$-	$-
Dominicana	174,302	143,704	374,622	285,316
Rahaxi	761,911	696,457	2,517,650	2,198,487
PLC	360,874	344,644	1,078,913	1,323,255
Total sales to external customers:	$1,297,087	$1,184,805	$3,971,185	$3,807,058

Depreciation and amortization:
Corporate	$80,672	$80,100	$242,210	$241,531
Dominicana	3,123	3,137	9,083	9,782
Rahaxi	10,040	8,888	32,162	29,281
PLC	172	97	526	482
Total depreciation and amortization:	$94,007	$92,222	$283,981	$281,076

General and administrative expense:
(not including depreciation and amortization)
Corporate	$541,933	$3,155,810	$1,919,213	$9,387,192
Dominicana	183,849	64,415	553,682	336,513
Rahaxi	945,333	615,648	2,453,346	2,154,606
PLC	118,535	161,987	414,852	476,444
Total general and administrative expense
(not including depreciation and amortization)	$1,789,650	$3,997,860	$5,341,093	$12,354,755

Capital expenditures:
Corporate	$-	$-	$-	$-
Dominicana	19,625	-	22,005	-
Rahaxi	-	-	-	-
PLC	-	-	-	-
Total capital expenditures	$19,625	$-	$22,005	$-

Operating income (loss):
Corporate	$(622,605)	$(3,235,910)	$(2,161,423)	$(9,628,723)
Dominicana	(92,267)	(11,729)	(355,961)	(205,820)
Rahaxi	(542,037)	(374,369)	(1,121,330)	(1,238,918)
PLC	6,002	(50,476)	(88,401)	76,804
Total operating income (loss)	$(1,250,907)	$(3,672,484)	$(3,727,115)	$(10,996,657)

Interest Expense, Net:
Corporate	$86,073	$12,455	$242,981	$31,033
Dominicana	466	3,826	3,689	8,625
Rahaxi	23,577	11,569	33,752	20,379
PLC	-	-	-	-
Total Interest Expense	$110,116	$27,850	$280,422	$60,037

Financing cost
Corporate	$156,240	$-	$156,240	$1,131,590
Dominicana	-	-	-	-
Rahaxi	-	-	-	-
PLC	-	-	-	-
Total segment assets	$156,240	$-	$156,240	$1,131,590

Segment assets:
Corporate	$277,375	$619,128	$277,375	$619,128
Dominicana	231,918	252,653	231,918	252,653
Rahaxi	655,179	744,167	655,179	744,167
PLC	1,431,651	1,398,923	1,431,651	1,398,923
Total segment assets	$2,596,123	$3,014,871	$2,596,123	$3,014,871

RAHAXI, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
 (UNAUDITED)

13. SUBSEQUENT EVENTS

Issuance of Common Stock

Subsequent to March 31, 2010, the Company issued a total of 15,700,000 shares of common stock to consultants for services.

Resignation of Director

Killian McGrath submitted a letter of resignation from his position as a member of the Board of Directors of Rahaxi, Inc. with an effective date of May 10, 2010.  Mr. McGrath left the company for personal reasons and to explore other business opportunities.

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

Overview

We are a provider of electronic payment processing services, including credit and debit card transaction processing, point-of-sale related software applications and other value-added services. For the twelve months ended June 30, 2009, we processed an average of approximately 1,840,000 transactions per month. During the three and nine months ended March 31, 2010, we processed an average of approximately 2,180,000 and 2,338,000 transactions per month, respectively.  We serve in excess of 2,600 merchant locations. We provide transaction processing support for all major credit cards, including Visa, MasterCard, American Express, Diners Club and JCB, and all bank-issued Finnish debit cards. We enable merchants and financial institutions to accept, and their consumers to utilize, electronic payments using credit and debit cards to purchase goods and services. Our role is to serve as an intermediary in the exchange of information and funds that must occur between parties so that a payment transaction can be completed. We provide merchants with various transaction processing services, including authorizing card transactions at the merchant’s retail location (also known as the point-of-sale), and capturing and transmitting transaction data. Through agreements with Hypercom Corporation, the world's second largest manufacturer of payment terminals, and Spectra Technologies, a leading Chinese electronic payment solution provider, we also offer our customers point-of-sale terminals, which are integrated with our software products to provide merchants with a complete solution for credit and debit card transaction processing.

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

Management believes that our primary short and medium-term growth opportunities will be derived from Finland and the Dominican Republic, and a significant portion of our resources, both financial and personnel, will be directed towards developing those opportunities. We believe that future growth and ultimate profitability will depend in large part on the ability to promote our services, gain clients and expand our relationship with current clients. Accordingly, we intend to invest in marketing, strategic relationships, and development of our client base.

Our switching and transaction processing platform is operated by our wholly-owned subsidiary, Rahaxi Processing Oy, which is located in Finland. We are one of the leading players in the Finnish transaction processing market, serving approximately 2,600 merchants each day; for the twelve months ended June 30, 2009, we processed an average of approximately 1,840,000 transactions per month. During the three and nine months ended March 31, 2010, we processed an average of approximately 2,180,000 and 2,338,000 transactions per month, respectively.

Previously, our primary source of revenue was from transaction fees we receive from processing credit and debit card transactions through point-of-sale terminals at a merchant’s retail location. In fiscal year 2006, we also began generating revenue from sales of point-of-sale terminals as well as consulting fees, which include customization of software applications for merchants and other customers. In fiscal year 2010, the period from July 1, 2009 through June 30, 2010, we believe that transaction fees from point-of-sale terminal transactions will continue to be derived primarily from merchants and customers based in Finland. We also derived revenue from transaction fees from clients in Estonia, Spain and Iceland. In addition, we derived revenue from consulting and development fees from our customers in Finland, France, the Dominican Republic and in Ireland through our 50% stake in PLC, Project Life Cycle Partners Limited.

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

Results of Operations

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

Revenue

For the reasons below, total revenue for the three months ended March 31, 2010 was $1,297,087 compared to $1,184,805 for the three months ended March 31, 2009, an increase of $112,282 or approximately 9.5%.

Transaction processing and related revenue

Transaction processing and related revenue was $418,477 for the three months ended March 31, 2010, compared to $404,769 during the prior period, an increase of $13,708 or approximately 3.4%. The Company processed a total of 6,540,268 transactions during the three months ended March 31, 2010, an increase of 1,606,140  or approximately 32%  compared to 4,934,128 transactions processed during the prior period.  The increase in the number of transactions processed and the transaction revenue was primarily related to the increase in the number of clients and an increase in our installed base of processing terminals compared to the same period of the prior year.  Also, it should be noted that the Company invoices its customers in Euro, which declined in value by approximately 4.4% compared to the U.S. Dollar for the three months ended March 31, 2010.  This factor should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $365,842 for the three months ended March 31, 2010, compared to $375,077 during the prior year, a decrease of $9,235 or approximately 2.5%. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC. The primary reasons for the decline in consulting services revenue can be attributed to the completion of projects under management during the period without comparable replacement projects being initiated, and the decline in value of the Euro compared to the U.S. dollar.

Hardware and related  revenue

Hardware and related revenue was $512,768 during the three months ended March 31, 2010, compared to $404,959 during the prior period, an increase of $107,809 or approximately 26.6%.  The primary reason for the increase in hardware related revenue is the continued rollout of the Company’s hardware products to an expanding client base.

We expect continued increases in transaction processing and related revenue together with hardware and related revenue throughout the next twelve months as we plan to continue to increase our client base and service offerings.  Our goal is to increase transaction processing and related revenue during the next 12 months by obtaining additional clients and increasing the number of transactions processed.  We hope to offset any decreases in price-per-transaction with increased volume.  Due to the global economic downturn and the budgetary constraints of potential clients (particularly in Ireland), we see a decrease in consulting services over the next six months and remain cautiously optimistic for the six months following that.  In all cases, however, there can be no guarantee that our products will be accepted in the marketplace or that our sales efforts will be successful.

All of our revenue for the three months ended March 31, 2010 has been derived from a limited number of customers, primarily Finnish customers for our transaction processing products. Approximately 57% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations. We believe that this customer concentration will continue for much of the fiscal year ending June 30, 2010. We believe that this customer concentration will be gradually diluted going forward as we continue to pursue operations outside of Finland. All of our revenues for the three months ended March 31, 2010 have been generated by our operations outside of the United States, and our future growth rate is, in part, dependent on continued growth in international markets. We expect this to continue through the fiscal year ending June 30, 2010.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $182,785 for the three months ended March 31, 2010, compared to $367,804 for the prior three months ended March 31, 2009, a decrease of $185,019 or approximately 50.3%.  The Company experienced a reduction in development expenses as projects were completed and new products were brought to market. We have also moved many of our processing platform support functions in-house, both to gain greater control of these activities and to reduce costs.  It is important to note that many of our costs associated with maintaining and improving our processing and customer support capabilities are charged to cost of revenue, but these costs do not always change in direct relation to sales.

Cost of consulting services

Cost of consulting services revenue was $236,166 for the three months ended March 31, 2010, compared to $233,036  for the three months ended March 31, 2009, an increase of $3,130 or approximately 1.3%.  The primary reason for the increase was a decrease in gross margins due to competitive conditions in the current Irish business environment.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $245,386 during the three months ended March 31, 2010, compared to $166,367 during the prior period, an increase of $79,019 or approximately 47.5%. The primary reason for the increase was the sale of more hardware units, which, as described above, also resulted in an increase in hardware revenue.

For the reasons stated above, cost of revenue for the three months ended March 31, 2010 was $664,337 compared to $767,207 for the three months ended March 31, 2009, a decrease of $102,870 or approximately 13.4%.  Gross margin on sales for the three months ended March 31, 2010 was $632,750 or approximately 48.8% of sales, compared to gross margin on sales for the three months ended March 31, 2009 of $417,598 or approximately 35.2% of sales.

We expect cost of revenue to increase in the coming year as we continue our current trend of increasing sales and expanding our product offering. As our service offerings and business mix changes, gross margin as a percent of sales may not remain constant.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,883,657 for the three months ended March 31, 2010 compared to $4,090,082 for the three months ended March 31, 2009, a decrease of $2,206,425  or approximately  53.9%. The primary components of selling, general, and administrative expenses for the three months ended March 31, 2010 were: payroll and related costs of $933,500, including non-cash compensation in the amount of $104,000; facility costs  (rent, telephone, utilities, and maintenance) of $230,243; consulting fees of $156,000 to service providers for financial consulting and other professional services; depreciation and amortization of $94,007; travel and entertainment costs of $42,560; and advertising and marketing costs of $42,278.

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

Financing Cost

During the three months ended March 31, 2010, the Company issued 7,812,000 shares of common stock with a fair value of $156,240 as additional collateral for a note payable. The Company charged this amount to financing cost during the period.  There was no such charge in the comparable period of the prior year.

Interest Expense

Interest expense, net was $110,116 for the three months ended March 31, 2010, compared to $27,850  for the three months ended March 31, 2009, an increase of $82,266 or approximately  295.4%. The increase is due primarily to an increase in notes payable outstanding during the period.

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

Net Loss

For the reasons stated above, we recorded a net loss  of $1,517,263   for the three months ended March 31, 2010 compared to $3,700,334  for the three months ended March 31, 2009, a decrease of $ 2,183,071  or approximately  59.0%.

NINE MONTHS ENDED MARCH 31, 2010 COMPARED TO NINE MONTHS ENDED MARCH 31, 2009

Revenue

For the reasons below, total revenue for the nine  months ended March 31, 2010 was $3,971,185 compared to $3,807,058 for the three months ended March 31, 2009, an increase of $164,127 or approximately 4.3%.

Transaction processing and related revenue

Transaction processing and related revenue was $1,469,092 for the nine months ended March 31, 2010, compared to $1,463,531 during the prior period, an increase of $5,561 or approximately 0.4%. The Company processed a total of 20,409,200  transactions during the nine months ended March 31, 2010, an increase of 4,403,250  or approximately 27%  compared to 16,005,950 transactions processed during the prior period.  The increase in the number of transactions processed was primarily related to the increase in the number of clients and an increase in our installed base of processing terminals compared to the same period of the prior year. The increase  in transaction processing and related revenue was less than the increase in the volume of transactions processed  primarily because we have transitioned to a flat monthly pricing model for some of our new clients as opposed to the legacy per-transaction fees structure.  Also, it should be noted that the Company invoices its customers in Euro, which declined in value by approximately 2.6% compared to the U.S. Dollar for the nine months ended March 31, 2010.  This factor should be taken into consideration when analyzing our transaction processing sales.

Consulting services revenue

Consulting services revenue was $1,117,896 for the nine months ended March 31, 2010, compared to $1,416,653 during the prior year, a decrease of $298,757 or approximately 21.1%. Consulting services revenue is primarily generated by the Company’s 50% stake in PLC. The primary reasons for the decline in consulting services revenue can be attributed to the completion of projects under management during the period without comparable replacement projects being initiated, and the decline in value of the Euro compared to the U.S. dollar.

Hardware and related  revenue

Hardware and related revenue was $1,384,197 during the nine months ended March 31, 2010, compared to $926,874 during the prior period, an increase of $457,323 or approximately 49.3%.  The primary reason for the increase in hardware related revenue is the continued rollout of the Company’s hardware products to an expanding client base.

All of our revenue for the nine months ended March 31, 2010 has been derived from a limited number of customers, primarily Finnish customers for our transaction processing products. Approximately 52% of our total revenue was attributable to our ten largest customers. The future loss of any major customer could have a material adverse effect on our business, financial condition and results of operations.

Cost of Revenue

Cost of transaction processing and related revenue

Cost of transaction processing and related revenue was $644,676 for the nine months ended March 31, 2010, compared to $995,111 for the prior nine months ended March 31, 2009, a decrease of $350,435 or approximately 35.2%.  The Company experienced a reduction in development expenses as projects were completed and new products were brought to market. We have also moved many of our processing platform support functions in-house, both to gain greater control of these activities and to reduce costs.  It is important to note that many of our costs associated with maintaining and improving our processing and customer support capabilities are charged to cost of revenue, but these costs do not always change in direct relation to sales.

Cost of consulting services

Cost of consulting services revenue was $751,936 for the nine months ended March 31, 2010, compared to $769,525 for the nine months ended March 31, 2009, a decrease of $17,589 or approximately 2.3%.  The primary reason for the decrease was that as various stages of projects came to completion, fewer contractors were needed and therefore there was a reduction in contractor fees.

Cost of hardware and related  revenue

Cost of hardware and related revenue was $676,614 during  the nine months ended March 31, 2010, compared to $403,248 during the prior period, an increase of $273,366 or approximately 67.8%. The primary reason for the increase was the sale of more hardware units, which, as described above, also resulted in an increase in hardware revenue.  The primary reason that hardware revenue increased at a higher percentage than cost of hardware was a reduction in the number of test units and replacement units sent to customers.

For the reasons stated above, cost of revenue for the nine months ended March 31, 2010 was $2,073,226 compared to $2,167,884 for the nine months ended March 31, 2009, a decrease of $94,658 or approximately 4.4%.  Gross margin on sales for the nine months ended March 31, 2010 was $1,897,959 or approximately 47.8% of sales, compared to gross margin on sales for the nine months ended March 31, 2009 of $1,639,174 or approximately 43.1% of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5,625,074 for the nine months ended March 31, 2010 compared to $12,635,831 for the nine months ended March 31, 2010, a decrease of $7,010,757  or approximately 55.5%. The primary components of selling, general, and administrative expenses for the nine months ended March 31, 2010 were: payroll and related costs of $2,817,407; $155,780 of this amount consisted of non-cash compensation in the form of stock, stock options, and warrants.  Other components of selling, general, and administrative expenses for the nine months ended March 31, 2010 were consulting fees of $853,679; $812,105 of this amount were non-cash items such as stock options and stock grants.  Other components of selling, general, and administrative expenses for the nine months ended March 31, 2010 were facility costs  (rent, telephone, utilities, and maintenance) of $749,377;  depreciation and amortization of $283,981;  legal and accounting fees of $183,728; advertising and marketing of $173,225; and travel and entertainment costs of $123,719.

Financing Cost

During the nine months ended March 31, 2010, the Company issued 7,812,000 shares of common stock with a fair value of $156,240 as additional collateral for a note payable. The Company charged this amount to financing cost during the period.  There was no such charge in the comparable period of the prior year.

Interest Expense

Interest expense, net was $280,422 for the nine months ended March 31, 2010, compared to $60,037  for the nine months ended March 31, 2009, an increase of $220,385 or approximately  367.1%. The increase is due primarily to an increase in notes payable outstanding during the period.

Net Loss

For the reasons stated above, we recorded a net loss of $ 4,163,777 for the nine months ended March 31, 2010 compared to $ 12,188,284 for the nine months ended March 31, 2009, a decrease of $ 8,024,507 or approximately  65.8%.

Operating Activities

The net cash used in operating activities was $ 1,277,258 for the nine months ended March 31, 2010 compared to $3,138,358 for the nine months ended March 31, 2009, a decrease of $ 1,861,100 or approximately 59.3%.  The primary components of cash used in operating activities during the current period are the net loss of ($ 4,163,777), partially offset by the non-cash charges of non-cash compensation of $967,885, non-cash financing cost of $156,240, and depreciation and amortization of $283,981.  The total amount of cash used in operating activities was also increased or (decreased) by the following changes in the  components of working capital:  accounts receivable of $253,755; inventory of $184,717; other current assets of ($22,052); accounts payable and accrued expenses of $ 611,240; deferred revenue of $111,613;  and accrual of salary to officers of $339,140.

Investing Activities

Net cash used in investing activities was $22,005 during the nine months ended March 31, 2010 compared to $0 for the nine months ended March 31, 2009. The Company has curtailed its development activities as many of its current projects have been completed.

Financing Activities

Net cash provided by financing activities was $1,002,692 for the nine months ended March 31, 2010, compared to $2,326,927 for the nine months ended March 31, 2009, a decrease of $1,324,235  or approximately 56.9%.  The primary reasons for the decrease were a decrease in cash received from the exercise of stock options and warrants of $953,245 and a decrease in cash from the sale of common stock in the amount of $366,701.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $1,265,754 and total current liabilities of $ 6,676,807, resulting in a working capital deficiency of $ 5,411,053.  We had cash and cash equivalents of $352,044 at March 31, 2010, and an accumulated deficit of $ 119,672,534.

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

w	significantly curtail or cease operations;
w	sell significant assets;
w	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, and/or
w	explore other strategic alternatives including a merger or sale.

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

Certain Indebtedness and Transactions

Paul Egan and Ciaran Egan have delayed payment of a portion of their salary in order to conserve our cash. At March 31, 2010, $271,285  and $262,679  of accrued salaries were owed to Paul Egan and Ciaran Egan, respectively.

Paul Egan and Ciaran have also advanced the funds to the Company. These advances accrue interest at the rate of 7% per annum.  At March 31, 2010, the Company owed the amount of $39,707  and $48,973 to Paul Egan and Ciaran Egan, respectively, for advances;  plus $1,686  and $7,529 to Paul Egan and Ciaran Egan, respectively, for accrued interest.

Pursuant to Paul Egan’s and Ciaran Egan’s employment agreements, the Company provides the officers a car allowance. Car allowances in the amounts of $24,332 to Paul Egan and $68,604 to Ciaran Egan have been accrued at March  31, 2010.

Exchange Rates

Our operations are principally conducted in Finland through our subsidiary Rahaxi Processing Oy, which operates in its local currency, the Euro. We also have operations in the Dominican Republic under the name FreeStar Dominicana S.A., operating in its local currency, the Dominican Republic Peso. All assets and liabilities are translated at exchange rates in effect at the end of the year. Accounts for consolidated statements of operations are translated at weighted average rates for the year. Exchange rates had a material negative impact on our revenue for the three and nine months ended March 31, 2010. Gains and losses from translation of foreign currency into U.S. dollars are included in other comprehensive income (loss). The accumulated foreign currency translation adjustment attributable to Rahaxi was $ 308,863 and $ 237,026 for the three and nine months ended March 31, 2010 and $ 110,770 for the year ended June 30, 2009, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2010 our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation and due to the material weakness existing in our internal controls as of June 30, 2009 (described below), which has not been fully remediated as of March 31, 2010, we have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company lodged a written appeal with the Helsinki Appeals Court.  Following an appeals hearing the Company was notified on the 18th March 2010 by the Helsinki Court of Appeal that the grounds for our appeal where rejected and that the original judgement of Helsinki District Court would remain in place. The Company has agreed with Mr. Matikanien estate a payment arrangement to discharge the debt owed by the Company. The Company has made payments totaling 38,000 Euros to the estate thus far and will continue to make monthly payments of 9,000 Euros until the full debt has been discharged.

Rahaxi Processing Oy v ACI.

On February 3, 2010, in Helsinki District Court, a judgment was imposed by the Court against Rahaxi Processing Oy, a subsidiary of Rahaxi Inc. based in Helsinki, Finland.  As previously disclosed in our prior reports, ACI was claiming payment relating to outstanding invoices for services provided to the Company such as license fees, maintenance fees, support and software fees and consultancy service fees pursuant to various agreements between ACI and the Company.

The Court found in favour of ACI and ordered the Company to pay to ACI a total of 379,000 Euros. The Company has lodged an appeal with the Helsinki Appeals Court and the Company is currently in discussion with ACI and the relevant Finnish regulatory authorities in relation to arranging a payment plan or a settlement for the sum monies payable under the judgment to be paid to ACI pending the appeal hearing.

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

The Company will, however, be contesting all amounts claimed by TNS under the summons as the services were not performed and/or not properly performed. The preliminary hearing is expected to take place in the Stockholm District Court in April of 2010 and the full hearing will take place towards the end of this calendar year or early next year.

This matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company’s financial condition.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide risk factors in their reports.  However, investors and stockholders should be aware that the Company faces a number of risks, many of which are beyond its control.  Some of these risks are summarized below.

WE HAVE NEVER BEEN PROFITABLE AND REQUIRE IMMEDIATE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS

Based on our cash balance, assets and liabilities as of March 31, 2010, we are in need of immediate additional financing to fund our current working capital requirements, as well as longer-term needs.  The recent global economic downturn, along with the decline in our average stock price over the past fiscal year and our continued losses, have made raising such required capital significantly more difficult.

Since our incorporation, we have not achieved profitability. We have incurred substantial costs to build the foundations of our business. From our inception to the date of this report we have retained a deficit. We expect our operating losses and negative cash flows to continue into the future, and cannot forecast when, if ever, we will achieve profitability. Even if we do become profitable, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. If our revenues grow slower than we anticipate, or if our operating expenses exceed our projected levels and cannot be adjusted appropriately, our business will be materially and adversely affected.

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

LITIGATION

The Company is subject to certain material legal proceedings, as described under Legal Proceedings above and in our Form 10-K for the fiscal year ended June 30, 2009.  As described above, the Court has ruled against us in one such case, which could have a material adverse impact on the Company.  In addition, from time to time, the Company is involved in a variety of claims, suits, investigations and proceedings arising from the operation of the Company's business. It is possible that such a matter could arise in the future and be resolved in a manner that ultimately would have a material adverse impact on the Company's business, and could negatively impact its revenues, operating margins, and net income.

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

CERTAIN FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL, COULD MATERIALLLY IMPACT OUR RESULTS OF OPERATIONS.

General factors that may adversely affect the Company's operating results include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES.

The Company made the following sales of unregistered (restricted) securities during the quarter ended on March 31, 2010  (not previously reported in a Form 8-K):

The Company issued 1,200,000 shares (post-reverse split) of common stock with a fair value of $24,000 to two employees as a bonus.

The Company issued 2,000,000 shares (post-reverse split) of common stock with a fair value of $40,000 to consultants for services provided.

The Company issued 3,250,000 shares (post-reverse split) of common stock for a subscription receivable in the amount of $65,000.

The Company issued 7,812,000 shares (post-reverse split) of common stock as collateral for a loan. The company charged the fair value of 156,240 to operations during the period. .

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION.

None.

SUBSEQUENT EVENTS.

Subsequent to March 31,  2010, the Company issued the following shares of common stock:
A  total of 15,700,000 shares of common stock  to two consultants for services.

ITEM 6. EXHIBITS.

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Paul Egan (filed herewith).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Ciaran Egan (filed herewith).
32.1	Section 1350 Certification of Paul Egan and Ciaran Egan (furnished herewith).

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAHAXI, INC.

Date: May 24, 2010	By:	/s/ Paul Egan
Paul Egan
Chief Executive Officer

Date: May 24, 2010	By:	/s/ Ciaran Egan
Ciaran Egan
Secretary/Treasurer/ Chief Financial Officer